Form 10-Q
period 2001-09-30
ODYSSEY HEALTHCARE INC
filed 2001-12-13
CIK 1129623

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO
                                           ---------    --------

                       COMMISSION FILE NUMBER 000-
                                                  -------

                                 ---------------

                            ODYSSEY HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)


                        Delaware                                                     43-1723043
(State or other jurisdiction of incorporation or organization)          (IRS Employer Identification Number)

        717 N. HARWOOD, SUITE 1500, DALLAS, Texas                                       75201
        (Address of principal executive offices)                                      (Zip Code)

                                 (214) 922-9711
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X ) The Company has only been subject to filing requirements of the Securities Exchange Act of 1934 since October 30, 2001.


 The number of outstanding shares of the issuer's class of capital stock as of
  November 26, 2001 is as follows: 14,253,182 shares of Common Stock $.001 par value.

                                 ---------------

                                    FORM 10-Q
                            ODYSSEY HEALTHCARE, INC.
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS                                      3
         ITEM 2.  MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS                              11
         ITEM 3.  QUANTITATIVE AND QUALITATIVE
                    DISCLOSURES ABOUT MARKET RISK                          17
PART II.  OTHER INFORMATION
         ITEM 1.  LEGAL PROCEEDINGS                                        18
         ITEM 2.  CHANGES IN SECURITIES AND USE OF
                     PROCEEDS                                              18
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          18
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                     OF SECURITY HOLDERS                                   18
         ITEM 5.  OTHER INFORMATION                                        19
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         19

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                                 2000             2001
                                                                             -------------    -------------
                                                                                              (unaudited)
                                        ASSETS
Current assets:
  Cash and cash equivalents ...............................................   $     97,946    $  1,004,536
  Accounts receivable from patient services, net of
    allowance for uncollectible accounts of $3,140,270
    at December 31, 2000 and $2,942,409 at September 30, 2001 .............     18,753,119      24,755,042
  Other current assets ....................................................      1,502,881       3,487,591
                                                                              ------------    ------------
         Total current assets .............................................     20,353,946      29,247,169
Property and equipment, net ...............................................      1,602,588       2,063,028
Debt issue costs, net .....................................................        118,552          88,808
Goodwill, net .............................................................     16,761,881      25,449,562
Other .....................................................................          8,002              --
                                                                              ------------    ------------
         Total assets .....................................................   $ 38,844,969    $ 56,848,567
                                                                              ============    ============

                                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable ........................................................   $  2,290,060    $  4,428,770
  Accrued compensation ....................................................      1,955,846       5,137,722
  Accrued nursing home costs ..............................................      3,460,154       4,695,430
  Other accrued expenses ..................................................      3,412,191       5,454,950
  Line of credit ..........................................................      6,768,867       5,539,763
  Current maturities of long-term debt and capital lease
    obligations ...........................................................      4,157,638       6,775,326
                                                                              ------------    ------------
         Total current liabilities ........................................     22,044,756      32,031,961
Long-term debt and capital lease obligations, less current
  maturities ..............................................................      9,384,357       7,902,462
Commitments and contingencies
Minority
interest ..................................................................             --         150,000
Convertible Redeemable Preferred Stock, bearing liquidation
  preferences:
  Series A, $.001 par value, cumulative:
    Authorized shares -- 7,009,091; issued and outstanding
      shares -- 6,918,091 at December 31, 2000 and September 30, 2001,
      net of stockholder loans of  $171,100 in 2000 and 2001 ..............      4,687,920       4,895,469
  Series B, $.001 par value, cumulative:
    Authorized shares -- 6,519,993; issued and outstanding
      shares -- 6,400,000 at December 31, 2000
      and September 30, 2001 ..............................................     10,478,856      10,958,853
  Series C, $.001 par value, cumulative:
    Authorized, issued and outstanding shares -- 2,857,137
      at December 31, 2000 and September 30, 2001 .........................      5,995,032       6,295,029
Stockholders' deficit:
  Common stock, $.001 par value:
    Authorized shares -- 24,112,741
    Issued and  outstanding  shares --  1,981,072 at December
    31, 2000 and 2,025,575 at September 30, 2001 ..........................          1,981           2,026
  Additional paid-in capital ..............................................      3,436,675       5,041,500
  Deferred compensation ...................................................       (944,055)     (1,684,605)
  Accumulated deficit .....................................................    (16,240,553)     (8,744,128)
                                                                              ------------    ------------
         Total stockholders' deficit ......................................    (13,745,952)     (5,385,207)
                                                                              ------------    ------------
         Total liabilities and stockholders' deficit ......................   $ 38,844,969    $ 56,848,567
                                                                              ============    ============

                             See accompanying notes.

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                    ----------------------------    ----------------------------
                                                         2000           2001            2000            2001
                                                    ------------    ------------    ------------    ------------
                                                     (unaudited)    (unaudited)                      (unaudited)
Net patient service revenue .....................   $ 22,246,046    $ 34,875,022    $ 59,657,892    $ 91,896,098
Operating expenses:
  Direct hospice care ...........................     11,665,718      16,293,310      31,152,367      44,111,872
  General and administrative
   (exclusive of $123,762 and $274,386
   for the three months ended September
   30, 2000 and 2001, respectively, and
   $320,819 and $839,071 for the nine
   months ended September 30, 2000 and
   2001, respectively, reported below
   as stock-based compensation
   charges) .....................................      7,146,775      11,344,742      20,350,092      30,000,071
  Stock-based compensation charges ..............        123,762         274,386         320,819         839,071
  Provision for uncollectible
     accounts ...................................        754,942       1,056,042       2,024,234       2,181,872
  Depreciation and amortization .................        413,644         557,041       1,221,700       1,619,939
                                                    ------------    ------------    ------------    ------------
                                                      20,104,841      29,525,521      55,069,212      78,752,825
                                                    ------------    ------------    ------------    ------------
Income from operations ..........................      2,141,205       5,349,501       4,588,680      13,143,273
Other income (expense):
  Minority interest .............................         29,285        (150,000)           (915)       (150,000)
  Interest income ...............................          8,319           4,027          22,138          20,415
  Interest expense ..............................       (753,702)       (700,197)     (2,179,299)     (2,188,221)
                                                    ------------    ------------    ------------    ------------
                                                        (716,098)       (846,170)     (2,158,076)     (2,317,806)
                                                    ------------    ------------    ------------    ------------
Income before provision for
  income taxes ..................................      1,425,107       4,503,331       2,430,604      10,825,467
Provision for income taxes ......................        164,633         962,184         269,633       2,341,499
                                                    ------------    ------------    ------------    ------------
                                                       1,260,474       3,541,147       2,160,971       8,483,968
Preferred stock dividends .......................        329,181         329,181         972,768         987,543
                                                    ------------    ------------    ------------    ------------
Net income applicable to
  common stockholders ...........................   $    931,293    $  3,211,966    $  1,188,203    $  7,496,425
                                                    ============    ============    ============    ============
Net income per common share:
  Basic .........................................   $       0.48    $       1.59    $       0.61    $       3.73
  Diluted .......................................           0.11            0.29            0.18            0.71
Weighted average shares
outstanding:
  Basic .........................................      1,946,001       2,025,575       1,946,001       2,010,847
  Diluted .......................................     11,874,640      12,013,691      11,816,259      12,005,349

                             See accompanying notes.

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                      ------------------------------
                                                           2000             2001
                                                      -------------    -------------
                                                                        (unaudited)
Operating Activities
  Net income ......................................   $   2,160,971    $   8,483,968
  Adjustments to reconcile net income
     to net cash provided by
     operating activities:
       Depreciation and amortization ..............       1,221,700        1,619,939
       Amortization of deferred charges
          and debt discount .......................         129,997          150,485
       Stock-based compensation ...................         320,819          839,071
       Minority interest ..........................             915          150,000
       Provision for uncollectible
          accounts ................................       2,024,234        2,181,872
       Changes in operating assets and
          liabilities, net of
          acquisitions:
            Accounts receivable ...................      (5,857,252)      (8,183,796)
            Other current assets ..................        (109,714)      (1,984,712)
            Other assets ..........................          (6,473)           8,002
            Accounts payable, accrued
             nursing home costs and other
             accrued expenses .....................       3,352,166        8,598,620
                                                      -------------    -------------
             Net cash provided by
                 operating activities .............       3,237,363       11,863,449
Investing Activities
  Cash paid for acquisitions ......................        (130,000)      (7,000,000)
  Purchases of property and equipment,
     net ..........................................        (397,133)      (1,110,571)
                                                      -------------    -------------
          Net cash used in investing
            activities ............................        (527,133)      (8,110,571)
Financing Activities
  Proceeds from issuance of common
     stock ........................................             500           25,250
  Payments on debt ................................     (63,560,410)    (102,596,616)
  Proceeds from issuance of debt ..................      60,626,019       99,725,078
                                                      -------------    -------------
          Net cash used in
            financing activities ..................      (2,933,891)      (2,846,288)
                                                      -------------    -------------
Net increase (decrease) in cash and cash
  equivalents .....................................        (223,661)         906,590
Cash and cash equivalents, beginning of
  period ..........................................         373,990           97,946
                                                      -------------    -------------
Cash and cash equivalents, end of
  period ..........................................   $     150,329    $   1,004,536
                                                      =============    =============
Supplemental Cash Flow Information:
  Cash interest paid ..............................   $   1,383,734    $   1,453,469

                             See accompanying notes.

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001 AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements of Odyssey HealthCare, Inc. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in Odyssey HealthCare, Inc.'s final prospectus filed with the Securities and Exchange Commission on October 31, 2001 in connection with its initial public offering.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

Organization

    Odyssey HealthCare, Inc. and its subsidiaries (the Company) provide hospice care, with a goal of improving the quality of life of terminally ill patients and their families. Hospice services focus on palliative care for patients with life-limiting illnesses, which is care directed at managing pain and other discomforting symptoms and addressing the psychosocial and spiritual needs of patients and their families. The Company provides for all medical, psychosocial care and certain other support services associated with the patient's terminal illness.

    The Company was incorporated on August 29, 1995 in the state of Delaware and, as of September 30, 2001, had 38 locations serving patients and their families in 21 states, with significant operations in Texas, California and Arizona.

Principles of Consolidation

    The consolidated financial statements include the accounts of Odyssey HealthCare, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information

    The financial information as of September 30, 2001 and for the three months ended September 30, 2000 and 2001 and the nine months ended September 30, 2001 is unaudited, and includes all adjustments, consisting only of normal recurring adjustments, the Company's management considers necessary for a fair presentation of the Company's operating results and cash flows for such period. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results for the year ending December 31, 2001.

Stock-Based Compensation

    The Company has elected to follow the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. As such, the Company has adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (FAS
123). Under APB 25, compensation expense is measured as the excess of the deemed fair value of the Company's stock at the date of the grant over the option exercise price and is charged to operations over the vesting period using the graded method.

Net Income Per Common Share

    Basic net income per common share is computed by dividing net income less the annual Series A, Series B and Series C Convertible Preferred Stock dividends by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding during the period plus the effect of dilutive securities, giving effect to the conversion of the convertible preferred stock (using the if-converted method) and employee stock options and outstanding warrants (using the treasury stock method and is considering the effect of unrecognized deferred compensation charges).

General and Professional Liability Insurance

    The Company maintains general liability and professional liability insurance coverage on a claims-made basis in 2001, and on an occurrence basis in fiscal 2000 and prior years, with limits of liability of $1,000,000 per occurrence and $3,000,000 in the aggregate. The Company has provided a reserve for its estimated exposure to incurred but not reported claims. The Company also maintains general liability and umbrella coverage with a limit of $20,000,000.

Nursing Home Costs

    For patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, the Company contracts with nursing homes for the nursing homes' provision to patients of room and board services. The state must pay the Company, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95% of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. Under the Company's standard nursing home contracts, the Company pays the nursing home for these room and board services at the Medicaid daily nursing home rate. Nursing home costs are offset by nursing home revenue, and the net amount is included in direct hospice care expenses. Nursing home costs totaled $4,674,416 and $6,524,581 for the three months ended September 30, 2000 and 2001, respectively, and $12,398,706 and $18,308,704 for the nine months ended September 30, 2000 and 2001, respectively. Nursing home revenue totaled $4,534,598 and $6,894,389 for the three months ended September 30, 2000 and 2001, respectively, and $10,963,151 and $18,372,631 for the nine months ended September 30, 2000 and 2001, respectively.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new rules. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the new rules is expected to result in an increase in net income, but the amount has not yet been determined, as previous business combinations have not yet been analyzed under the new rules. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on its earnings and financial position of the Company.

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

Reclassification

         Certain amounts have been reclassified to conform to the current presentation.

2. INITIAL PUBLIC OFFERING

         On November 5, 2001, the Company closed its initial public offering at $15.00 per share (Offering). The Company sold 4,140,000 shares (including 540,000 shares issued upon the exercise of the underwriter's option to purchase such shares to cover overallotments). The Company received $57,753,000 in proceeds from the Offering, of which $7,058,000 was used to repay the Company's outstanding borrowings under its revolving line of credit, including unpaid interest thereon, and $10,623,000 was used to repay the Company's 12% senior subordinated notes. The remaining proceeds will be used to finance potential acquisitions of hospices, to develop new hospice locations and for other general corporate purposes. Upon completion of the Offering, the Company forgave the repayment of promissory notes payable to it by Richard R. Burnham, the Company's President and Chief Executive Officer, and David C. Gasmire, the Company's Executive Vice President and Chief Operating Officer. The Company expects to record a compensation charge of $300,000 in connection with the forgiveness of these notes in the fourth quarter of 2001. Upon the closing of the Offering, the preferred stock was mandatorily converted to 8,087,610 shares of common stock. The accumulated dividends, which are not payable in the event of a mandatory conversion, were reversed and no additional dividends will be accrued or recorded subsequent to the Offering. In November 2001 and in connection with the Offering, 970,463 shares of common stock were issued upon exercise of warrants originally issued by the Company in connection with the original issuance of its 12% senior subordinated notes.

3. ACQUISITIONS

    On February 1, 2001, the Company purchased all assets and business of the Comforter of Colorado, LLC, a hospice in Colorado Springs, Colorado. The purchase price, including transaction costs, totaled $675,000. Assets acquired include furniture and fixtures of $18,481 and goodwill of $656,519.

    On April 1, 2001, the Company purchased all assets and business of Hospice Health Services, Inc., a hospice in Charleston, South Carolina. The purchase price, including transaction costs, totaled $700,000, which included a note payable of $300,000 and assumed liabilities of $46,921. Assets acquired include furniture and fixtures of $5,000 and goodwill of $648,079.

    On April 1, 2001, the Company purchased all assets and business of Crossroads Hospice of Arkansas, LLC, a hospice in Little Rock, Arkansas. The purchase price, including transaction costs, totaled $2,750,000, which included a note payable of $1,000,000. Assets acquired include furniture and fixtures of $15,000 and goodwill of $2,735,000.

    On June 1, 2001, the Company purchased all assets and business of Viator Healthcare, LP, a hospice in Pittsburgh, Pennsylvania. The purchase price, including transaction costs, totaled $2,450,000, which included a note payable of $500,000. Assets acquired include goodwill of $2,450,000.

    On July 1, 2001, the Company purchased all assets and business of Alternative Healthcare System, Inc., a hospice in Beaumont, Texas. The purchase price, including transaction costs, totaled $1,500,000, which included a note payable of $600,000. Assets acquired include goodwill of $1,500,000.

    On September 1, 2001, the Company purchased all assets and business of Trinity Health Ventures, Inc., a hospice in San Bernardino, California. The purchase price, including transaction costs, totaled $1,500,000, which included a note payable of $250,000. Assets acquired include furniture and fixtures of $8,259 and goodwill of $1,491,741.

    All acquisitions were accounted for under the purchase method of accounting. The results of operations have been included in the consolidated financial statements of the Company from the dates of acquisition.

    Unaudited pro forma consolidated results of operations of the Company for the nine months ended September 30, 2000 and 2001 are presented below. Such pro forma presentation has been prepared assuming that the acquisitions described above have been made as of January 1 of the year preceding the year of acquisition:

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         2000           2001
                                                         ----           ----
                     Pro forma net patient service
                       Revenue...................     $70,460,415    $96,831,726
                     Pro forma net income........       2,029,406      7,818,196
                     Pro forma net income per
                       common share:
                       Basic.....................     $      1.04    $      3.89
                       Diluted...................     $      0.25    $      0.73

4. PREFERRED STOCK

    The Series A, Series B, and Series C Convertible Preferred Stock is convertible, at the option of the holder, to Common Stock at any time, subject to certain conditions. The Series A, Series B, and Series C Convertible Preferred Stock also is subject to mandatory conversion into Common Stock upon certain conditions, including the issuance of Common Stock in an initial public offering where the aggregate price paid for such shares by the public is equal to or greater than $20,000,000 at a per share price of at least $6.00 and, in the case of a liquidation, dissolution or winding up of the Company, the amounts to be received by the holders of the Series A, Series B, and Series C Convertible Preferred Stock are in excess of the Liquidation Preference Payments. Upon conversion, one share of each of the Series A, Series B and Series C Convertible Preferred Stock would be exchanged for one-half share of common stock. As of September 30, 2001, the Series A, Series B and Series C Convertible Preferred Stock balances included cumulative dividends of $1,345,466, $2,958,853 and $1,295,039, respectively. See Note 2 - Initial Public Offering for discussion of preferred stock treatment in conjunction with the Offering.

5. COMMON STOCK

    On August 8, 2001, the Company completed a one-for-two reverse stock split of its common stock. The accompanying consolidated financial statements and notes thereto have been restated for all periods presented to reflect the reverse stock split.

6. WARRANTS

    In conjunction with the senior subordinated notes issued on July 1, 1998, the Company issued stock warrants to purchase 891,104 shares of common stock. On January 1, 1999, the Company issued additional stock warrants to purchase 80,656 shares of common stock in connection with the senior subordinated notes. The exercise price of the stock warrants is $.02 per share and is adjusted from time to time as provided in the respective stock warrant agreement. The warrants were valued at fair value, as determined by the Company, at $891,104 on July 1, 1998 and $181,073 on January 1, 1999. This has been recorded as a discount on the senior subordinated notes, which is being amortized over the term of the debt.

7. DEFERRED COMPENSATION

    During the nine months ended September 30, 2000 and 2001, the Company recorded aggregate deferred compensation for employees of $1,249,965 and $1,579,850, respectively, representing the difference between the exercise prices of stock options granted in fiscal years 2000 and 2001 under the Stock Option Plan and the then deemed fair value of the common stock. These amounts are being amortized as charges to operations, using the graded method. Under the graded method, approximately 46%, 26%, 15%, 9% and 4%, respectively, of each options compensation expense is recognized in each of the five years following the date of the grant. For the nine months ended September 30, 2000 and 2001, the Company amortized $320,819 and $839,071 of deferred compensation.

8. NET INCOME PER COMMON SHARE

    The following table presents the calculation of basic and diluted net income per common share and pro forma basic and diluted net income per common share:

                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                            ----------------------------     ----------------------------
                                                  2000            2001           2000           2001
                                             ------------    ------------    ------------    ------------
Numerator
  Net income .............................   $  1,260,474    $  3,541,147    $  2,160,971    $  8,483,968
  Series A, B and C Preferred Stock
    dividends ............................       (329,181)       (329,181)       (972,768)       (987,543)
                                             ------------    ------------    ------------    ------------
  Numerator for basic earnings per
    share -- income available to common
    stockholders .........................        931,293       3,211,966       1,188,203       7,496,425
  Effect of dilutive securities:
    Series A, B and C Preferred Stock
      dividends ..........................        329,181         329,181         972,768         987,543
                                             ------------    ------------    ------------    ------------
  Numerator for diluted net income
    per share -- net income
    available to common stockholders after
    assumed conversions ..................   $  1,260,474    $  3,541,147    $  2,160,971    $  8,483,968
                                             ============    ============    ============    ============
Denominator
  Denominator for basic net income per
    share -- weighted average shares .....      1,946,001       2,025,575       1,946,001       2,010,847
  Effect of dilutive securities:
    Employee stock options ...............        765,388         820,851         712,696         826,950
    Series A, B and C Preferred Stock ....      8,087,614       8,087,614       8,087,614       8,087,614
    Series B Preferred Stock Warrants
      convertible to common stock ........        105,726         109,279         100,689         109,533
    Common stock warrants ................        969,911         970,372         969,259         970,405
                                             ------------    ------------    ------------    ------------
  Denominator for diluted net income
    per share -- adjusted weighted
    average shares and assumed
    conversions ..........................     11,874,640      12,013,691      11,816,259      12,005,349
                                             ============    ============    ============    ============
Net income per common share:
    Basic ................................   $       0.48    $       1.59    $       0.61    $       3.73
    Diluted ..............................           0.11            0.29            0.18            0.71

9. LINE OF CREDIT, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Line of credit, long-term debt and capital lease obligations consist of the following:

                                                               DECEMBER 31,  SEPTEMBER 30,
                                                                  2000           2001
                                                              -----------   --------------
Revolving $20 million line of credit, bearing interest
at prime plus 1% (10.5% at December 31, 2000, 10.0% at
September 30, 2001); interest payable monthly, secured by
accounts receivable .......................................   $ 6,768,867   $ 5,539,763
Senior subordinated notes with a limited liability
  partnership dated July 1, 1998, bearing interest at
  12% payable quarterly; principal payments of 6.25% of the
  aggregate  principal  balance are due beginning June
  2001 through March 2005; less unamortized discount of
  $684,195 at December 31, 2000 and $563,455 at
  September 30, 2001 ......................................    11,315,805     9,936,545
Acquisition notes payable, due thru 2001;
  bearing interest at 7% to 8%, all of which are
  unsecured ...............................................     2,057,393     4,701,409
Various capital leases covering equipment, due thru
  2003; interest rates ranging from 7% to 15%; secured
  by equipment ............................................       168,797        39,834
                                                              -----------   -----------
                                                               20,310,862    20,217,551
Less line of credit and current maturities ................    10,926,505    12,315,089
                                                              -----------   -----------
                                                              $ 9,384,357   $ 7,902,462
                                                              ===========   ===========

    The revolving $10 million line of credit was amended October 2, 2000, and increased to $20 million, bearing interest at prime, as defined in the agreement, plus 1%, not to fall below 10%, and matures on October 2, 2003. The line of credit bears a usage fee and a loan management fee, as defined in the agreement, of 0.04% and 0.03%, respectively. Advances made under the loan agreement are secured by a substantial portion of the Company's accounts receivable.

    The senior subordinated notes and the revolving line of credit require certain financial and other covenants be met in order to maintain the existing notes payable and obtain new debt fundings, and also restrict payment of dividends. The Company was in full compliance with its financial and other covenants as of December 31, 2000 and September 30, 2001.

10. INCOME TAXES

    For fiscal 2001, the Company expects to fully utilize its net operating loss carryforwards of $9,464,264 that existed at December 31, 2000, which were fully reserved by a valuation allowance. Accordingly, the Company estimates that its effective tax rate will be approximately 22% during 2001, after considering the reversal of its valuation allowance on its deferred tax assets.

    Income taxes of $630,760 were paid thus far in 2001.

11. CONTINGENCIES

    The Company is involved in various legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, management believes the outcome of pending litigation will not have a material adverse effect, after considering the effect of the Company's insurance coverage, on the Company's consolidated financial statements.

12. RELATED PARTY TRANSACTIONS

    A member of the Company's board of directors is a partner of the limited liability partnership from which the Company has obtained the senior subordinated notes. Interest paid on these notes was approximately $1,096,000 and $1,437,000 for the nine months ended September 30, 2000 and 2001, respectively.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

OVERVIEW

    We are one of the largest providers of hospice care in the United States in terms of both average daily census and number of locations. We have grown rapidly since we opened our first hospice location in January 1996. Through a series of acquisitions and the development of new hospice locations, we now have 38 hospice locations to serve patients and their families in 21 states. We operate all of these hospice locations through our operating subsidiaries. Our net patient service revenue of $34.9 million for the three months ended September 30, 2001 represents an increase of 56.8% over our net patient service revenue of $22.2 million for the three months ended September 30, 2000. Our net patient service revenue of $91.9 million for the nine months ended September 30, 2001 represents an increase of 54.0% over our net patient service revenue of $59.7 million for the nine months ended September 30, 2000. We reported net income of $3.5 million and $8.5 million for the three and nine months ended September 30, 2001, respectively. We reported net income of $1.3 million and $2.2 million for the three and nine months ended September 30, 2000, respectively.

On November 5, 2001, we closed our initial public offering at $15.00 per share (Offering). We sold 4,140,000 shares (including 540,000 shares issued upon the exercise of the underwriter's option to purchase such shares to cover overallotments). We received $57.8 million in proceeds from the Offering, of which $7.1 million was used to repay our outstanding borrowings under our revolving line of credit, including unpaid interest thereon, and $10.6 million was used to repay our 12% senior subordinated notes. Upon completion of the Offering, we forgave the repayment of promissory notes payable to us by Richard
R. Burnham, our President and Chief Executive Officer, and David C. Gasmire, our Executive Vice President and Chief Operating Officer. We expect to record a compensation charge of $0.3 million in connection with the forgiveness of these notes in the fourth quarter of 2001. Upon the closing of the Offering, the preferred stock was mandatorily converted to 8,087,610 shares of common stock. The accumulated dividends, which are not payable in the event of a mandatory conversion, were reversed and no additional dividends will be accrued or recorded subsequent to the Offering. In November 2001 and in connection with the Offering, 970,463 shares of common stock were issued upon exercise of warrants originally issued by us in connection with the original issuance of our 12% senior subordinated notes.

ACQUISITIONS AND DEVELOPED HOSPICES

    During the nine months ended September 30, 2001, we acquired six hospices for a combined purchase price of $9.6 million. We financed our acquisitions in 2001 with $7.0 million in cash obtained from borrowings under our credit agreement and promissory notes payable to the sellers in the aggregate principal amount of $2.6 million.

    On December 7, 2001, we closed on an acquisition of Community Care Hospice, Inc., operating out of Odessa, Texas, for $1.7 Million.

    As part of our ongoing acquisition strategy, we are continually evaluating other potential acquisition opportunities.

    We accounted for these acquisitions as purchases.

    Goodwill from our hospice acquisitions, net of accumulated amortization, was $25.4 million as of September 30, 2001. Goodwill, net of accumulated amortization, was 151.8% of convertible redeemable preferred stock and common stockholders' deficit and 44.7% of total assets as of September 30, 2001. Based on management's assessment of the estimated useful life of our goodwill, we currently amortize our goodwill over 20 years for acquisitions completed prior to July 1, 2001. However, under new rules issued by the Financial Accounting Standards Board, effective for fiscal years beginning after December 15, 2001, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new rules. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.

    During the nine months ended September 30, 2001, we have developed and licensed sites in El Paso, Texas, Chicago, Illinois and Norfolk, Virginia.

NET PATIENT SERVICE REVENUE

    Net patient service revenue is the estimated net realizable revenue from patients, Medicare, Medicaid, commercial insurance, managed care payors and others for services rendered. To determine net patient service revenue, we adjust gross patient service revenue for estimated payment denials and contractual adjustments based on historical experience. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 94.5% of our net patient service revenue for both the three months ended September 30, 2000 and 2001 and 92.7% and 93.9% of our net patient service revenue for the nine months ended September 30, 2000 and 2001, respectively. Services provided under Medicaid programs represented approximately 1.9% and 2.9% of our net patient service revenue for the three months ended September 30, 2000 and 2001, respectively, and 3.1% of our net patient service revenue for both the nine months ended September 30, 2000 and 2001. The payments we receive from the Medicare and Medicaid programs are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.

    Routine home care is the largest component of our gross patient service revenue, representing 85.1% and 91.6% of gross patient service revenue for the three months ended September 30, 2000 and 2001, respectively, and 83.0% and 90.1% of gross patient service revenue for the nine months ended September 30, 2000 and 2001, respectively. Inpatient care represented 12.4% and 9.2% of gross patient service revenue for the three months ended September 30, 2000 and 2001, respectively, and 12.9% and 9.5% of gross patient service revenue for the nine months ended September 30, 2000 and 2001, respectively. Continuous care and respite care, combined, represented most of the remaining gross patient service revenue for this period.

    The principal factors that impact net patient service revenue are our average daily census, levels of care provided to our patients and changes in Medicare and Medicaid payment rates due to adjustments for inflation. Average daily census is affected by the number of patients referred by new and existing referral sources, and admitted into our hospice program, and average length of stay of those patients once admitted. Average length of stay is impacted by patients' decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay has increased from 47 days for the quarter ended September 30, 2000 to 58 days for the quarter ended September 30, 2001.

    Payment rates under the Medicare and Medicaid programs are indexed for inflation annually; however, the increases have historically been less than actual inflation. Effective April 1, 2001, however, the base Medicare daily payment rates for hospice care increased by five percent over the base rates then in effect, which has favorably impacted our profitability. On October 1, 2001, the base Medicare payment rates for hospice care increased by approximately 3.2% over the base rates previously in effect. These rates are further adjusted by the hospice wage index. In the future, reductions in the rate of increase in Medicare and Medicaid payments may have an adverse impact on our net patient service revenue.

EXPENSES

    Because we generally receive fixed payments for our hospice services, our profitability is largely dependent on our ability to manage the expenses of providing hospice services. We recognize expenses as incurred and classify expenses as either direct hospice care expenses or general and administrative expenses. Direct hospice care expenses primarily include direct patient care salaries and payroll taxes, pharmaceuticals, medical equipment and supplies, and inpatient costs. Length of stay impacts our direct hospice care expenses as a percentage of net patient service revenue because, if lengths of stay decline, direct hospice care expenses, which are often highest during the latter days of care for a patient, are spread against fewer days of care. Expenses are normally higher during the latter days of care, because patients generally require greater hospice services, including drugs, medical equipment and nursing care at that time due to their deteriorating medical condition. These increased expenses reduce our profitability because we generally receive fixed payments for our hospice services.

    For our patients receiving nursing home care under a state Medicaid program whom elect hospice care under Medicare or Medicaid, we contract with nursing homes for the nursing homes' provision to patients of room and board services. The state must pay us, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95% of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. Under our standard nursing home contracts, we pay the nursing home for these room and board services at the Medicaid daily nursing home rate. We refer to these costs, net of Medicaid payments, as "nursing home costs, net."

    General and administrative expenses primarily include non-patient care salaries, employee benefits and office leases.

    The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses (exclusive of $0.1 million and $0.3 million for the three months ended September 30, 2000 and 2001, respectively, and $0.3 million and $0.8 million for the nine months ended September 30, 2000 and 2001, respectively, reported separately as stock-based compensation) for the periods indicated:

                                                          THREE MONTHS     NINE MONTHS
                                                              ENDED           ENDED
                                                          SEPTEMBER 30,   SEPTEMBER 30,
                                                          -------------   -------------
                                                          2000    2001    2000     2001
                                                         ------  ------  ------   -----
Direct hospice care expenses:
  Salaries and payroll taxes ..........................   29.9%   27.2%   28.8%   27.3%
  Pharmaceuticals .....................................    7.3     7.2     7.2     7.3
  Medical equipment and supplies ......................    5.8     5.9     5.9     6.1
  Inpatient costs .....................................    3.1     2.1     2.8     2.0
  Other (including nursing home costs, net) ...........    6.3     4.3     7.5     5.3
                                                          ----    ----    ----    ----
     Total ............................................   52.4%   46.7%   52.2%   48.0%
                                                          ====    ====    ====    ====
General and administrative expenses:
  Salaries and benefits ...............................   19.7%   19.1%   21.3%   19.7%
  Leases ..............................................    3.3     2.7     3.5     2.9
  Other (including bad debts, travel, office
   supplies, printing and equipment rental) ...........   12.5    13.8    12.7    12.4
                                                          ----    ----    ----    ----
     Total ............................................   35.5%   35.6%   37.5%   35.0%
                                                          ====    ====    ====    ====

STOCK-BASED AND OTHER COMPENSATION CHARGES

    Stock-based compensation charges represent the difference between the exercise price of stock options granted and the deemed fair value of our common stock on the date of grant determined in accordance with APB 25 and its related interpretations. We recognize compensation charges over the vesting periods of the stock options using a graded amortization methodology in accordance with Financial Accounting Standards Board Interpretation No. 28. For purposes of the period-to-period comparisons included in our results of operations, general and administrative expenses exclude these stock-based compensation charges, which are reflected as a separate line item.

    We have recorded deferred stock-based compensation charges related to stock options granted to employees and directors during 2000 and the nine months ended September 30, 2001. Based on the number of outstanding stock options granted during 2000 and the nine months ended September 30, 2001, we expect to amortize approximately $2.5 million of deferred stock-based compensation during 2001 and in future periods. We expect to amortize this deferred stock-based compensation in the following approximate amounts:

    o $1.1 million during 2001 (of which $0.8 million has been amortized as of September 30, 2001);

    o $0.7 million during 2002;

    o $0.4 million during 2003;

    o $0.2 million during 2004; and

    o $0.1 million during 2005 and 2006.

PROVISION FOR INCOME TAXES

    Our provision for income taxes consists of current and deferred federal and state income tax expenses. For fiscal 2001, we expect to fully utilize our net operating loss carry-forwards of $9.5 million that existed at December 31, 2000 and were fully reserved by a valuation allowance. Accordingly, we estimate that our effective tax rate will be approximately 22% during 2001, after considering the reversal of the valuation allowance on our deferred tax assets.

RESULTS OF OPERATIONS

    The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the periods indicated:

                                                          THREE MONTHS     NINE MONTHS
                                                              ENDED            ENDED
                                                          SEPTEMBER 30,    SEPTEMBER 30,
                                                        ---------------   --------------
                                                         2000     2001     2000     2001
                                                        ------   ------   -----    -----
Net patient service revenue .........................   100.0%   100.0%   100.0%   100.0%
Operating expenses:
  Direct hospice care ...............................    52.4     46.7     52.2     48.0
  General and administrative (exclusive
  of $0.1 million and $0.3 million for
  the three months ended September 30, 2000
  and 2001, respectively, and $0.3 million
  and $0.8 million for the nine months
  ended September 30, 2000 and 2001,
  respectively, reported separately as
  stock-based compensation charges) .................    32.1     32.6     34.1     32.6
  Stock-based compensation charges ..................     0.6      0.8      0.5      0.9
  Provision for uncollectible accounts ..............     3.4      3.0      3.4      2.4
  Depreciation and amortization .....................     1.9      1.6      2.1      1.8
                                                        -----    -----    -----    -----
                                                         90.4     84.7     92.3     85.7
                                                        -----    -----    -----    -----
Income from operations ..............................     9.6     15.3      7.7     14.3
Interest (income) expense, net ......................     3.2      2.4      3.6      2.5
                                                        -----    -----    -----    -----
Income before income taxes ..........................     6.4     12.9      4.1     11.8
Provision for income taxes ..........................     0.7      2.8      0.5      2.5
                                                        -----    -----    -----    -----
Net income ..........................................     5.7%    10.1%     3.6%     9.3%
                                                        =====    =====    =====    =====

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001 AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Net Patient Service Revenue

    Net patient service revenue increased $12.6 million, or 56.8%, from $22.2 million for the three months ended September 30, 2000 to $34.9 million for the three months ended September 30, 2001 due primarily to an increase in average daily census of 1,135, or 53.8%, from 2,111 in 2000 to 3,246 in 2001. Net patient service revenue increased $32.2 million, or 54.0%, from $59.7 million for the nine months ended September 30, 2000 to $91.9 million for the nine months ended September 30, 2001 due primarily to an increase in average daily census of 1,020, or 54.5%, from 1,872 in 2000 to 2,892 in 2001. Increases in patient referrals from existing and new referral sources and, to a lesser extent, increases in payment rates, including the five percent increase in daily payment rates which became effective April 1, 2001, provided approximately $26.1 million, or 81.1%, of this increase in net patient service revenue. The remaining increase of $6.1 million, or 18.9%, in net patient service revenue was due to the inclusion of net patient service revenue from hospices acquired in 2000 and 2001. Net patient service revenue per day of care was $115.96 and $115.82 for the nine months ended September 30, 2000 and 2001, respectively, representing a decrease of 0.1%.

Direct Hospice Care Expenses

    Direct hospice care expenses increased $4.6 million, or 39.7%, from $11.7 million for the three months ended September 30, 2000 to $16.3 million for the three months ended September 30, 2001. Direct hospice care expenses increased $13.0 million, or 41.6%, from $31.2 million for the nine months ended September 30, 2000 to $44.1 million for the nine months ended September 30, 2001. These increases were primarily due to the growth of our operations at our existing hospices and, to a lesser extent, to direct hospice care expenses of hospices acquired in 2000 and 2001. As a percentage of net patient service revenue, direct hospice care expenses decreased from 52.4% to 46.7% for the three months ended September 30, 2000 and 2001, respectively, and from 52.2% to 48.0% for the nine months ended September 30, 2000 and 2001, respectively, due primarily to higher revenue resulting from payment rate increases.

General and Administrative Expenses (Exclusive of Stock-Based Compensation)

    General and administrative expenses increased $4.2 million, or 58.7%, from $7.1 million for the three months ended September 30, 2000 to $11.3 million for the three months ended September 30, 2001. General and administrative expenses increased $9.6 million, or 47.4%, from $20.4 million for the nine months ended September 30, 2000 to $30.0 million for the nine months ended September 30, 2001. These increases were primarily due to the growth of our existing hospices and, to a lesser extent, to the general and administrative expenses of hospices acquired in 2000 and 2001 of $2.0 million, or 5.9%. As a percentage of net patient service revenue, general and administrative expenses increased from 32.1% to 32.6% for the three months ended September 30, 2000 and 2001, respectively, and decreased from 34.1% to 32.6% for the nine months ended September 30, 2000 and 2001, respectively, as our hospice and corporate costs were spread over increased patient census volume and due to higher revenue resulting from payment rate increases.

Stock-Based Compensation Charges

    Stock-based compensation charges were $0.1 million and $0.3 million for the three months ended September 30, 2000 and 2001, respectively, and $0.3 million and $0.8 million for the nine months ended September 30, 2000 and 2001, respectively. These charges related to amortization of deferred compensation for stock options granted to management with exercise prices below the deemed fair value of our common stock.

Provision for Uncollectible Accounts

    Our provision for uncollectible accounts increased $0.3 million, or 39.9% from $0.8 million to $1.1 million for the three months ended September 30, 2000 and 2001, respectively, and $0.2 million, or 7.8%, from $2.0 million to $2.2 million for the nine months ended September 30, 2000 and 2001, respectively. As a percentage of net patient service revenue, our provision for uncollectible accounts decreased from 3.4% to 3.0% for the three months ended September 30, 2000 and 2001, respectively, and from 3.4% to 2.4% for the nine months ended September 30, 2000 and 2001, respectively, due to improved collection efforts at all of our hospice locations.

Depreciation and Amortization Expense

    Depreciation and amortization expense increased $0.2 million, or 34.7%, from $0.4 million for the three months ended September 30, 2000 to $0.6 million for the three months ended September 30, 2001. Depreciation and amortization expense increased $0.4 million, or 32.6%, from $1.2 million for the nine months ended September 30, 2000 to $1.6 million for the nine months ended September 30, 2001. The increase was due to increased depreciation expense on purchases of property and equipment and increased amortization expense from our 2000 and 2001 hospice acquisitions. As a percentage of net patient service revenue, depreciation and amortization expense decreased from 1.9% to 1.6% for the three months ended September 30, 2000 and 2001, respectively, and from 2.1% to 1.8% for the nine months ended September 30, 2000 and 2001, respectively.

Net Interest Expense

    Net interest expense decreased $0.1 million, or 6.6%, from $0.8 million for the three months ended September 30, 2000 to $0.7 million for the three months ended September 30, 2001. Net interest expense was comparable at $2.2 million for both the nine months ended September 30, 2000 and 2001.

Provision for Income Taxes

    Our provision for income taxes was $0.2 million and $1.0 million for the three months ended September 30, 2000 and 2001, respectively, and $0.3 million and $2.3 million for the nine months ended September 30, 2000 and 2001, respectively. We had an effective income tax rate of 11.1% and 21.6% for the nine months ended September 30, 2000 and 2001, respectively, resulting primarily from state income taxes and federal alternative minimum tax and our use of net operating loss carryforwards. In 2000, we utilized $7.5 million of net operating loss carryforwards. We expect to fully utilize our remaining $9.5 million of net operating loss carryforwards in 2001.

Net Income

    Net income increased $2.2 million, from a net income of $1.3 million for the three months ended September 30, 2000 to a net income of $3.5 million for the three months ended September 30, 2001. Net income increased $6.3 million, from a net income of $2.2 million for the nine months ended September 30, 2000 to net income of $8.5 million for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal liquidity requirements have historically been for debt service, hospice acquisition and development plans, working capital and other capital expenditures. We have financed these requirements primarily with borrowings under our credit facility, proceeds from the issuance of convertible preferred stock, warrants and our 12% senior subordinated notes, seller financing of hospice acquisitions, operating and capital leases, normal trade credit terms, and during 2000 and 2001, with cash flows from operations. At October 31, 2001, we had cash and cash equivalents of $0.9 million and a working capital deficit of $(5.5) million. We also had available borrowing capacity of $15.0 million under our credit agreement.

     On November 5, 2001, we closed our initial public offering at $15.00 per share (Offering). We sold 4,140,000 shares (including 540,000 shares issued upon the exercise of the underwriter's option to purchase such shares to cover overallotments). We received $57.8 million in proceeds from the Offering, of which $7.1 million was used to repay our outstanding borrowings under our revolving line of credit, including unpaid interest thereon, and $10.6 million was used to repay our 12% senior subordinated notes.

    Cash provided by operations was $3.2 million and $11.9 million for the nine months ended September 30, 2000 and 2001, respectively. The increase in cash provided by operations in the nine months ended September 30, 2001 was primarily attributable to the increase in net income during those periods, partially offset by increases in non-cash working capital requirements due to the growth of our business.

    Investing activities, consisting primarily of cash paid to purchase hospices and purchase property and equipment, used cash of $0.5 million and $8.1 million for the nine months ended September 30, 2000 and 2001, respectively.

    Net cash used in financing activities was $2.9 million and $2.8 million for the nine months ended September 30, 2000 and 2001, respectively, and represented net borrowings under our credit agreement and proceeds from the sale of capital stock and our 12% senior subordinated notes.

    We made a principal payment of $0.8 million on our 12% senior subordinated notes due March 31, 2005 in June 2001. We paid $1.1 million and $1.5 million in accrued interest in the nine months ended September 30, 2000 and 2001, respectively.

     In connection with our acquisitions in 2001, we issued promissory notes in the amount of $2.7 million, with interest rates ranging from 7% to 8% and payable in 6 to 24 months.

    Our credit agreement with Heller Healthcare Finance, Inc. provides us with a $20 million revolving line of credit for working capital, acquisitions and general corporate purposes. Our revolving line of credit bears interest at fluctuating rates equal to 1.0% above the prime rate of interest designated by Citibank, with a floor of 10% per annum, and will mature on October 2, 2003. As of September 30, 2001, outstanding borrowings under our credit agreement were $5.5 million, plus accrued and unpaid interest of $0.1 million and the interest rate was 10%. As of September 30, 2001, $14.5 million was available for borrowing under our credit agreement. Our revolving line of credit is secured by all of our accounts receivable and any other right to payment for goods sold or leased or services rendered by us and all other property in our possession or under our control. Our subsidiaries and we are subject to affirmative and negative covenants, including:

    o limitations on indebtedness, mergers, acquisitions and dispositions of assets, dividends, investments and liens;

    o license maintenance covenants; and

    o financial maintenance covenants.

    We were in full compliance with our financial and other covenants as of September 30, 2001. We may in the future refinance our credit agreement with a new credit agreement with our existing lender or new lenders.

    We expect that our principal liquidity requirements will be for working capital, debt service, anticipated hospice acquisition and development plans and other anticipated capital expenditures. We expect that the proceeds from our Offering, together with our existing funds, cash flows from operations and borrowings under our credit agreement, will be sufficient to fund our principal liquidity requirements for at least the next 12 months. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including payment for our services, regulatory changes and compliance with new regulations, expense levels, capital expenditures and future acquisitions and development of new hospice locations.

PAYMENT, LEGISLATIVE AND REGULATORY CHANGES

    We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could materially adversely affect our net patient service revenue and profits.

INFLATION

    The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures designed to curb increases in operating expenses. We have, to date, offset increases in operating costs by increasing patient census. However, we cannot predict our ability to cover or offset future cost increases.

FORWARD-LOOKING STATEMENTS

    Certain statements used in the preceding discussion and elsewhere in this Quarterly Report on Form 10-Q, including statements regarding our future financial position and results of operations, business strategy and plans and objectives of management for future operations and statements containing the words "believe", "may", "will", "estimate", "continue", "anticipate", "intend", "expect" and similar expressions, as they relate to us, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions which may cause our actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to (i) the effect of reductions in amounts paid to the us by the Medicare and Medicaid programs, (ii) the effect of changes in healthcare regulation and payment methods, (iii) our ability to identify suitable hospices to acquire on favorable terms and to integrate effectively the operations of acquired hospices, (iv) our ability to develop new hospice locations, (v) our ability to attract and retain key personnel and skilled employees, and (vi) our dependence on patient referrals. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which reflect management's view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosure contained under the heading "Risk Factors" in our final prospectus filed with the Securities and Exchange Commission on October 31, 2001 in connection with our initial public offering.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    Our primary market risk is exposure to changes in interest rates on debt instruments. As of September 30, 2001, we had $20.2 million in outstanding debt comprised of various fixed and variable rate debt instruments of $14.7 million and $5.5 million, respectively.

    Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flows. Fluctuations in interest rates on our variable rate debt instruments, which are tied to the prime rate, would affect our earnings and cash flows but would not affect the fair market value of the variable rate debt. For each percentage point change in interest rates, our annual interest expense would increase by approximately $0.1 million based on our outstanding variable debt as of September 30, 2001.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. We are not aware of any legal proceedings pending or threatened that we expect would have a material adverse effect on us.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

           On November 5, 2001, we completed our initial public offering of 4,140,000 shares (including 540,000 shares issued upon the exercise of the underwriters' option to purchase such shares to cover overallotments) of our common stock at an offering price of $15.00 per share. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Registration No. 333-51522) that was declared effective by the Securities and Exchange Commission on October 30, 2001.

           The aggregate proceeds to us from the offering were $57.8 million. In connection with the offering, we paid an aggregate of $3.8 million in underwriting discounts and commissions to the underwriters. In addition, the expenses incurred in connection with the offering for legal costs, accounting costs, registration, filing and other costs were approximately $1.5 million. Our preferred stock automatically converted into 8,087,610 shares of common stock upon completion of the offering.

           A portion of the net proceeds from the offering was used to repay $7.1 million, including accrued and unpaid interest, under our credit agreement and to repay $10.6 million, including accrued and unpaid interest, under our 12% senior subordinated notes. The remainder of the net proceeds will be used to finance potential acquisitions of hospices and the development of new hospice locations, and for other general corporate purposes.

           On August 8, 2001, we effected a one-for-two reverse stock split of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On August 3, 2001, our stockholders adopted several resolutions by written consent of the stockholders holding the requisite number of shares of our stock that were eligible to vote on such matters and that were needed to approve such matters. A brief description of each of the matters adopted by our stockholders is set forth below.

           Our stockholders adopted a resolution to amend and restate our certificate of incorporation. The amended and restated certificate of incorporation was approved in anticipation of our initial public offering, and the certificate contained terms that are more typically found in the certificates of incorporation of public companies.

           Our stockholders also adopted a resolution that provided for a one-for-two reverse stock split of our common stock. The reverse stock split was effected in anticipation of our initial public offering.

           Our stockholders also adopted a resolution amending the Odyssey HealthCare, Inc. Stock Option Plan. The amendment increased the number of shares available for grant under the plan, as well as the underlying shares that are reserved for issuance upon exercise of options granted pursuant to the plan. The amendment also modified the eligibility of participation in the plan to include certain non-employees and non-employee directors, and allows the transfer of nonqualified stock options in limited circumstances.

           In addition to the above referenced resolutions, our stockholders also adopted the Odyssey HealthCare, Inc. 2001 Equity-Based Compensation Plan and the Odyssey HealthCare, Inc. Employee Stock Purchase Plan.

           Further information regarding the above-referenced matters submitted to our stockholders in the third quarter of 2001 is available in our Registration Statement on Form S-1, as amended (Registration No. 333-51522). In addition, the form of our certificate of incorporation, the Stock Option Plan and amendment thereto, and the Odyssey HealthCare, Inc. 2001 Equity-Based

Compensation Plan and the Odyssey HealthCare, Inc. Employee Stock Purchase Plan have been filed as exhibits to our Registration Statement on Form S-1.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

         3.1 Fifth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 333-51522).

         3.2 Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 333-51522).

         4.1  Form of Common Stock Certificate (incorporated by reference to
              Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 333-51522).

         (b)  Reports on Form 8-K:

               None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on the 12th day of December, 2001.

                            ODYSSEY HEALTHCARE, INC.

                           By: /s/ RICHARD R. BURNHAM
                               ----------------------
                               Richard R. Burnham
               President, Chief Executive Officer and Chairman of
                the Board (Duly authorized to sign this report on
                              behalf of Registrant)

                            By: /s/ DOUGLAS B. CANNON
                                ---------------------
                                Douglas B. Cannon
        Vice President, Chief Financial Officer, Secretary and Treasurer
                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

       EXHIBIT
       NUMBER                 DESCRIPTION
       -------                -----------
         3.1  Fifth Amended and Restated Certificate of Incorporation of the
              Company (incorporated by reference to Exhibit 3.1 to the Company's
              Registration Statement on Form S-1, Registration No. 333-51522).

         3.2 Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 333-51522).

         4.1  Form of Common Stock Certificate (incorporated by reference to
              Exhibit 4.1 to the Company's Registration Statement on Form S-1,
              Registration No. 333-51522).