Form 10-K
period 2001-12-31
ODYSSEY HEALTHCARE INC
filed 2002-03-20
CIK 1129623

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                    COMMISSION FILE NUMBER 000-33267

                             ---------------------

                            ODYSSEY HEALTHCARE, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      43-1723043
       (State or other jurisdiction of              (IRS Employer Identification Number)
        incorporation or organization)

         717 N. HARWOOD, SUITE 1500,                               75201
                DALLAS, TEXAS                                    (Zip Code)
   (Address of principal executive offices)

                                 (214) 922-9711
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     At February 28, 2002, there were 15,356,356 shares of the Registrant's Common Stock outstanding. As of the same date, 4,615,666 shares of the Registrant's Common Stock were held by non-affiliates of the Registrant, having an aggregate market value of $137.3 million (based on the last sale price of a share of Common Stock on February 28, 2002 ($29.75), as reported on the Nasdaq National Market).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement to be furnished to stockholders in connection with the Registrant's 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                            ODYSSEY HEALTHCARE, INC.
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

                              PART I
ITEM 1.  BUSINESS...........................................    2
ITEM 2.  PROPERTIES.........................................   32
ITEM 3.  LEGAL PROCEEDINGS..................................   33
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS............................................   33

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS................................   33
ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING
         DATA...............................................   35
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................   37
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK........................................   48
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........   48
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE................   48

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT........................................   48
ITEM 11.  EXECUTIVE COMPENSATION............................   48
ITEM 12.  SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND
          MANAGEMENT........................................   48
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....   48

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K...............................   49

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21B of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions described in "Item 1. Business" of this Annual Report on Form 10-K, including, among other things:

     - the effect of reductions in amounts paid to us by the Medicare and Medicaid programs;

     - the effect of changes in healthcare licensure, regulation and payment methods;

     - our dependence on patient referrals;

     - our ability to develop new hospice locations in new markets or markets that we currently serve;

     - our ability to identify suitable hospices to acquire on favorable terms;

     - our ability to integrate effectively the operations of acquired hospices;

     - our ability to attract and retain key personnel and skilled employees;
       and

     - our ability to obtain additional capital to finance growth.

     In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We are one of the largest providers of hospice care in the United States in terms of both average daily census and number of locations. As a hospice care provider, our goal is to improve the quality of life of terminally ill patients and their families. We believe that our overriding focus on the delivery of quality, responsive service differentiates us from other hospice care providers.

     We have grown rapidly since we opened our first hospice location in January 1996. Through a series of acquisitions and the development of new hospice locations, we now have 43 hospice locations to serve patients and their families in 21 states. During February, 2002, our average daily census was 3,669 patients, which represents a 43.6% increase over our average daily census in February 2001 of 2,555 patients. Our net patient service revenue increased from $1.0 million in 1996 to $130.2 million in 2001. Our net patient service revenue of $130.2 million for 2001 represents an increase of 52.7% over our net patient service revenue of $85.3 million for 2000. We intend to continue our growth through internal growth, the development of new hospice locations and a disciplined strategy of acquisitions.

HOSPICE CARE

     The first hospice in the United States opened in 1974. In 1982, Congress enacted legislation creating the Medicare hospice program. Hospice care became a covered benefit under the Medicare program in 1983, separate and distinct from home health care and nursing home care. Unlike home health care, which focuses on the curative treatment of patients, hospice care focuses primarily on improving the quality of life of terminally ill patients and their families.

     A central concept of hospice care involves the creation of an interdisciplinary team that provides comprehensive management of the healthcare services and products needed by hospice patients and their families. An interdisciplinary team is typically comprised of:

     - a physician;

     - a patient care manager;

     - one or more registered nurses;

     - one or more certified home health aides;

     - a medical social worker;

     - a chaplain;

     - a homemaker; and

     - one or more specially trained volunteers.

     We assign each of our hospice patients to an interdisciplinary team, which assesses the clinical, psychosocial and spiritual needs of the patient and his or her family, develops a plan of care, and delivers, monitors and coordinates that plan with the goal of providing appropriate care for the patient and his or her family. This interdisciplinary team approach offers significant benefits to hospice patients, their families and payors including:

     - the provision of coordinated care and treatment;

     - clear accountability for clinical outcomes and cost of services; and

     - the potential reduction of stress and dysfunction of patients and their families.

     In contrast, the treatment of terminally ill patients outside the hospice setting often results in the patient receiving medical services from physicians, hospitals, home health agencies, skilled nursing facilities, home infusion therapy companies and/or pharmacies, with little or no effective coordination among the providers. This lack of coordination often results in a lack of clear accountability for clinical outcomes and the cost of services provided. In addition, the provision of services in this uncoordinated fashion may cause additional stress and dysfunction to patients and their families and result in higher costs.

     Medicare-certified hospice providers must provide the following four distinct levels of care:

     - Routine Home Care. Routine home care is hospice care provided to patients and their families at home or in a long-term care facility where the patient resides. Routine home care involves regular visits by members of the interdisciplinary team. Routine home care is the largest component of services provided by hospice care providers.

     - General Inpatient Care. General inpatient care is provided in instances where short-term inpatient care is required for pain control or symptom management that cannot feasibly be provided in other settings. These services are provided in either a free-standing inpatient facility, a hospital or a long-term care facility.

     - Continuous Home Care. Continuous home care is provided during periods of crisis when a patient requires constant care, primarily nursing care, to achieve palliation or management of acute medical symptoms. To qualify for Medicare continuous home care payments, the care must be provided for a minimum of eight hours during a 24-hour day and nursing care must account for more than one-half of the care provided during the periods.

     - Respite Care. Respite care is short-term inpatient care provided to a patient only when necessary to relieve the patient's family or other caregiver from the demands of providing care and support to hospice patients in their homes. These services are provided in inpatient facilities similar to those used to provide general inpatient care.

     For a complete description of our hospice services, see "-- Our Hospice Services."

THE HOSPICE INDUSTRY AND MARKET OPPORTUNITY

     THE HOSPICE INDUSTRY

     The Medicare program, which is the largest payor for hospice services, pays hospice providers fixed daily or hourly amounts based on the level of care provided to hospice patients and their families. In addition to Medicare, hospice care is covered by Medicaid in 43 states and the District of Columbia and by most private insurance plans.

     According to the Centers for Medicare and Medicaid Services, formerly known as the Health Care Financing Administration, Medicare payments for hospice services increased from approximately $118 million in 1988 to approximately $2.9 billion in 2000. According to the United States General Accounting Office, referred to in this prospectus as the "GAO," the number of Medicare beneficiaries electing hospice care increased over 150% between 1992 and 1998. We believe that these significant increases are due in large part to increasing public awareness and acceptance of hospice care and the benefits it provides to hospice patients and their families and payors.

     Despite the rapid growth of the Medicare hospice program, hospice services represented only approximately one percent of total Medicare spending in 2000. Although hospice services represent only a small portion of the total annual Medicare budget, they generate significant savings for the Medicare program:

     - A 1995 industry study conducted by Lewin-VHI, Inc. for the National Hospice and Palliative Care Organization concluded that Medicare beneficiaries who elected hospice care incurred $3,192 less cost in the last month of life than those beneficiaries who did not elect hospice care.

     - The same 1995 industry study estimated that for every dollar Medicare spends on hospice care, Medicare saves $1.52 in Medicare expenditures.

     In the past decade, the number of hospice providers and beneficiaries in the United States has increased significantly. According to the GAO, 1,208 Medicare-certified hospices operated in the United States in 1992, serving more than 143,000 Medicare beneficiaries who elected hospice care. By 1998, the number of Medicare-certified hospices increased to 2,196, serving nearly 360,000 Medicare beneficiaries. Approximately 63% of these hospices are not-for-profit hospices.

     As the hospice industry has grown significantly, the types of medical conditions of patients who have chosen hospice care have broadened. In 1992, according to the GAO, 75.6% of the Medicare beneficiaries electing hospice care had conditions related to cancer. By 1998, the percentage of Medicare beneficiaries electing hospice care who had conditions related to cancer declined to 57.4%. According to the GAO, from 1992 to 1998, hospice enrollment by Medicare beneficiaries with cancer increased 90.5%, while enrollment by beneficiaries with all other conditions increased 338.0%. Our total admissions for 2001 increased 210.4% over our total admissions for 1998, with cancer admissions and non-cancer admissions representing 35.4% and 64.6%, respectively, of total growth. In 1998, our cancer admissions and non-cancer admissions represented 45.0% and 55.0%, respectively, of all admissions. In 2001, cancer admissions decreased to 38.5% of all admissions and non-cancer admissions increased to 61.5% of all admissions. We believe that the increasing diversity of the medical conditions of the hospice patient population represents a growing acceptance and understanding of hospice care by the general public and healthcare practitioners. We believe that the trend in increasing diversity of the medical conditions of the hospice patient population is continuing. We have not experienced any significant increase in our costs of providing hospice services from this increasing diversity of medical conditions. Common conditions of hospice patients industry-wide, and the approximate percentage of Medicare beneficiaries electing hospice care in 1998 with those conditions, are as follows:

PRIMARY DIAGNOSIS                                              PERCENT
-----------------                                              -------
Cancer......................................................     57.4%
Congestive heart failure....................................      6.8
Chronic obstructive pulmonary disease.......................      4.4
Stroke......................................................      3.7
Alzheimer's disease.........................................      3.3
Other (including dementia, ALS, renal disease and liver
  disease)..................................................     24.4
                                                                -----
     Total..................................................    100.0%
                                                                =====

     The hospice industry has experienced declining average lengths of stay over the past several years. Although more Medicare beneficiaries choose hospice care, many are doing so closer to the time of death. According to the GAO, the average hospice length of stay declined from 74 days in 1992 to 59 days in 1998. Decisions about whether and when to use hospice care depend on physician preferences and practices, patient choice and diagnosis, and public and professional awareness of the Medicare hospice benefit. Along with these factors, increases in regulatory scrutiny of compliance with Medicare program eligibility requirements may have contributed to declines in the average length of stay of hospice patients. In response to this decline, the Centers for Medicare and Medicaid Services sent a letter to all Medicare-certified hospices in September 2000 reaffirming that Medicare hospice beneficiaries are not limited to six months of coverage and that there is no limit on how long a Medicare beneficiary can receive hospice benefits and services, provided that the beneficiary continues to meet the eligibility criteria under the Medicare hospice program. See "-- Government Regulation -- Overview of Government Payments."

     MARKET OPPORTUNITY

     We believe that a number of factors will drive growth in the hospice industry. We believe that we are well positioned to take advantage of these growth opportunities:

     - Aging Population in the United States. Over 90.0% of our patients are at age 65 and over. According to the 2000 census conducted by the United States Census Bureau, an estimated 35.0 million persons, or approximately 12.4% of the total United States population, were age 65 and over. The United States Census Bureau projects that the population of persons age 65 and over will rise to an estimated 53.7 million persons, or approximately 16.5% of the total United States population, by the year 2020.

     - Underserved Hospice Market. In 1998, approximately 2.3 million persons died in the United States. Of these, approximately 1.7 million were age 65 and over. According to the GAO, only approximately 19% of Medicare beneficiaries who died in 1998 received hospice care. We believe that a significant percentage of Medicare beneficiaries who do not receive hospice services would be appropriate for hospice care. As of December 31, 2001, approximately one-half of our hospice patients resided in nursing homes and other long-term care facilities. According to an article published in the Journal of the American Medical Association, nearly half of all persons in the United States who live to age 65 will enter a nursing home before they die. Many nursing home patients have medical conditions that may make them appropriate for hospice care. However, only an estimated one percent of the nursing home population enrolls in hospice care. We believe that the relatively low level of hospice care penetration and the growing population of persons age 65 and over demonstrate that the market for hospice care services is substantially underserved.

     - Cost Savings of Hospice Care to the Medicare Program. According to the Centers for Medicare and Medicaid Services, Medicare beneficiaries incur an estimated 28% of all Medicare costs in their last year of life, with an estimated 50% of that total incurred in the last two months of life. Studies have demonstrated that hospice care generates significant savings to the Medicare program. These Medicare savings are generated because patients are typically treated in their residence throughout their illness without the need for treatment in expensive acute care facilities. We believe that the cost savings related to hospice care, combined with the projected substantial increase in Medicare beneficiaries, further enhance the potential growth of the hospice industry.

     - Fragmented Hospice Market. The hospice industry is highly fragmented, consisting of over 2,000 hospice locations throughout the country, most of which are small- and medium-sized providers. According to the GAO, in 1999 approximately 56.7% and 37.2% of the Medicare-certified hospices were small- and medium-sized providers, respectively. In its study, the GAO included all Medicare-certified hospice providers with less than 100 patient admissions in 1999 as small providers and included all Medicare-certified hospice providers with at least 100, but less than 500, patient admissions in 1999 as medium-sized providers. We believe that the fragmentation of the hospice industry provides significant opportunities for consolidation in the hospice industry.

     - Increasing Public Awareness and Acceptance of Hospice Care. Between 1992 and 1998 the number of Medicare beneficiaries electing hospice care increased over 150% and the diversification of medical conditions of patients electing hospice care also increased significantly. Public and professional awareness and acceptance of hospice care significantly influences the use of hospice care. The need for greater public and professional understanding of options for end-of-life care, including hospice, has been highlighted in congressional hearings and other public forums and by medical societies, patient advocacy groups and the hospice industry. We believe that public awareness and acceptance of hospice care is increasing and is likely to continue to increase in the future.

OUR COMPETITIVE ADVANTAGES

     We have grown rapidly and achieved profitability as a result of the following competitive advantages:

     WE ARE ONE OF THE LARGEST PROVIDERS OF HOSPICE CARE

     We are one of the largest providers of hospice care in the United States in terms of both average daily census and number of locations. Our average daily census for February, 2002 was 3,669 patients, and we currently have 43 hospice locations to serve patients and their families in 21 states. We believe that our size provides us with numerous operating advantages over small hospices, which make up most of the hospice industry, including:

     - Professionally Trained Marketing Team. We maintain a professionally trained team of over 115 employed marketing representatives who regularly educate new and existing patient referral sources about the benefits of hospice care and the services that we provide. Our team of marketing representatives has enabled us to develop a significant base of patient referral sources in our markets. Unlike most hospice care providers, we have the resources to maintain this dedicated marketing staff.

     - Active Cost Management and Centralized Corporate Services. We actively manage and monitor several daily indicators to track performance across our multiple hospice locations, which enables us to develop best practices, improve efficiencies, manage costs and increase operating margins. A key aspect of our patient care cost management is our acuity-based management model, which optimizes patient care in a cost appropriate manner. In addition, we have centralized many of our administrative functions, thereby enabling us to spread administrative costs over our multiple hospice locations. We also believe that our size and local market presence allow us to negotiate more favorable purchasing arrangements with suppliers of drugs, durable medical equipment and disposable medical supplies. For example, we have a national contract for medical supplies that provides for greater discounts as purchasing volume increases. In addition, we have also successfully negotiated local purchasing contracts that provide for discounts and in some instances per diem arrangements, rather than the more typical fee-for-service arrangements.

     - Comprehensive Compliance and Continuous Quality Improvement Programs. We have developed, implemented and maintain comprehensive compliance and continuous quality improvement programs as part of our provision of centralized corporate services to our 43 hospice locations. We believe this provides a competitive advantage because it facilitates the delivery of consistent and quality service to our patients and their families, allows us staffing and oversight for compliance purposes which facilitates ongoing growth, and ensures that our employees are well trained. For a more detailed discussion of our compliance and continuous quality improvement programs, see "-- Compliance and Continuous Quality Improvement Programs."

     WE HAVE A PROVEN TRACK RECORD IN GROWING OUR BUSINESS THROUGH A BALANCED GROWTH STRATEGY

     We have grown rapidly through internal growth, development of new hospice locations and a focused strategy of acquisitions. Since we began our operations, our net patient service revenue has increased from $1.0 million in 1996 to $130.2 million in 2001. We reported net income of $3.1 million and $12.9 million in 2000 and 2001, respectively.

     We have developed twelve new hospice locations, and we are currently developing four additional locations. When developing a new hospice location, we utilize our standardized operating model that includes daily cost management and marketing programs to increase patient referrals. Applying our standardized development approach, on average, we have reached breakeven, as measured by EBITDA excluding corporate overhead allocations, at our new locations within approximately ten months from the date we began development.

     We have acquired 34 hospice locations since beginning our operations in 1996. Six of these locations were combined with other locations and one location was subsequently closed. We have successfully integrated our acquired hospice locations into our operations by implementing our standardized operating model that focuses on minimizing costs while growing patient census.

     We have successfully increased our patient referrals in substantially all of the markets in which we operate by utilizing our marketing representatives to establish and develop referral sources, as well as by providing responsive, quality service.

     WE ARE A RESPONSIVE, COMPREHENSIVE PROVIDER OF QUALITY HOSPICE SERVICES

     We focus on the prompt and efficient delivery of services to our patients and their families by adhering to our 14 service standards, which stress:

     - patient admissions within three hours after receiving a physician's order for hospice care;

     - daily contact with our patients and their families to assess their needs;

     - prompt, responsive and comprehensive service for our patients and their families at all times; and

     - satisfaction of individualized patient and family needs.

     We believe that our ability to consistently provide responsive, quality service to our patients and their families has been a key factor in our ability to increase patient referrals. We also believe that our commitment to provide comprehensive hospice care is an important factor in increasing patient referrals.

     WE HAVE A STANDARDIZED AND EFFICIENT OPERATING MODEL

     We operate in a fixed payment environment, with payments based on the level of care that we provide to our patients and their families. Accordingly, controlling our costs is essential to maintaining our profitability.

     We actively manage and monitor several day-to-day indicators, including admissions, discharges by type of discharge, admission conversions and appropriate utilization of services on a daily basis. We also track on a regular basis various key measures of our costs per day of care, including costs of labor, medication, durable medical equipment, medical supplies and patient care mileage expense. These measurement tools assist us in tracking the performance of our business and efficiently providing quality, responsive care to our patients and their families. We believe that most hospice providers do not have the resources to implement systems to effectively monitor and manage the cost of providing hospice care.

     Each of our hospice locations is supported by our corporate office in Dallas, Texas, which provides coordination, centralized resources and corporate services to each of our hospice locations. The support services that our corporate office provides allows us to reduce our administrative overhead and should allow us to gain additional operating efficiencies as we grow.

     We can apply our standardized operating model at acquired and start-up hospice locations quickly and efficiently. Our standardized operating model and our centralized corporate services enable us to quickly control costs at our hospice locations, while providing prompt, responsive and comprehensive quality service to our patients and their families.

     WE HAVE AN EXPERIENCED MANAGEMENT TEAM

     Our ability to grow profitably, deliver quality services and implement our operating model has been in large part the result of our senior management team. Our six executive officers have over 40 years of combined experience in the hospice industry. In addition, four of our executive officers, including our chief executive officer and chief operating officer, have worked together previously for another for-profit hospice provider. Our senior management team operates as a cohesive, complementary group, reflecting extensive marketing experience, as well as operating knowledge and understanding of the regulatory environment in which we operate. We believe that our management team differentiates us from small hospice providers, which generally lack the resources to attract and maintain an experienced management team.

OUR BUSINESS STRATEGY

     Our goal is to become the leading provider of hospice care in the United States. To achieve this goal, we have adopted the following strategies:

     ACTIVELY SEEK TO INCREASE PATIENT REFERRALS

     We actively seek to increase patient referrals at all locations by both increasing patient referrals from existing referral sources and establishing new referral sources. Our referrals originate from:

     - physicians;

     - long-term care facilities, including nursing homes, assisted living facilities and adult care centers;

     - hospitals;

     - managed care companies; and

     - insurance companies.

     In each of our markets, we have implemented a marketing plan designed to address the specific needs of the patient referral sources in that market and to promote the quality, responsive and comprehensive service we provide to our patients and their families. We utilize three or more dedicated marketing representatives in each of our markets and currently employ approximately 115 marketing representatives company-wide. Each marketing representative seeks to develop relationships with patient referral sources located in the marketing representative's territory by regularly calling on these referral sources and educating groups of physicians, social workers, nurses and nursing home personnel regarding hospice care generally and our services specifically. As part of a marketing representative's ongoing contact with a patient referral source, the marketing representative assists the referral source in identifying patients and families who are appropriate for hospice care and provides periodic information on a referred patient's status.

     At each of our locations, our general manager, patient care manager and marketing representatives coordinate their efforts to obtain contracts with nursing homes, managed care companies and insurance companies. In addition, in many of the markets we serve, we conduct local public relations campaigns that promote hospice care. We also actively participate in community-related projects to increase public awareness of hospice care.

     We believe that our marketing efforts, combined with our quality, responsive and comprehensive service, will enable us to continue to increase patient referrals.

     EXPAND OUR BUSINESS IN NEW AND EXISTING MARKETS BY DEVELOPING NEW HOSPICE LOCATIONS

     We intend to expand our business by actively pursuing the development of new hospice locations in new and existing markets throughout the United States. In identifying markets in which to develop a new hospice, we consider the following criteria, among others:

     - demographics evidencing a significant and growing population of persons age 65 and older;

     - the number of nursing home beds located in the market and the receptivity to hospice care by these nursing homes;

     - the level of competition in the market, with emphasis on the market share of existing hospice providers and their quality of care and reputation; and

     - the regulatory environment.

     After we identify a market in which to develop a new hospice location, we utilize our standardized approach to the development of the new location, beginning with the identification and recruitment of a general manager who is familiar with the local market, the hiring of other key personnel and the leasing of office space. We then begin training key personnel and preparing for the initial Medicare survey. During this phase, we also hire three or more marketing representatives to allow time for extensive training and the development of relationships in the community. This approach has been successful in increasing patient census at our new locations. We also begin establishing contractual arrangements with local suppliers, nursing homes, assisted living facilities, adult care centers and managed care companies. During the next phase of the start-up model, which generally occurs during the third month of the development of a new location, we seek to admit our first patients, at which time we request the Medicare survey. After we complete the initial Medicare survey and become certified, we aggressively expand marketing and admissions activities and begin billing for our services.

     EXPAND OUR BUSINESS IN NEW AND EXISTING MARKETS BY SELECTIVELY ACQUIRING HOSPICES

     We intend to expand our business by actively pursuing strategic acquisitions of hospices in new and existing markets throughout the United States. We believe that significant opportunities exist for growth through acquisitions of hospices. The hospice industry consists of over 2,000 hospice locations, most of which are operated by small- and medium-sized providers. The current healthcare environment presents these providers with several challenges, such as changing regulatory requirements and increasing cost pressures. We believe that the fragmented nature of the hospice industry, combined with these other factors, provides us with significant opportunities to grow our business through acquisitions. To take advantage of acquisition opportunities, we have developed a focused acquisitions program that is overseen and coordinated by our director of business development. We identify new and existing markets in which to acquire a hospice by employing the same criteria utilized in identifying markets for development.

     Before completing an acquisition, we actively seek to retain employees of the acquired hospice by emphasizing our compensation and benefits programs, our corporate philosophy and their future responsibilities with us. After we acquire a hospice, we:

     - continue to seek to retain employees and maintain the existing patient referral base of the hospice;

     - improve operations by implementing our efficient operating model, appropriate expense controls and service standards at the hospice;

     - implement our marketing program to increase patient referrals by, among other things, hiring marketing representatives; and

     - conduct extensive marketing and clinical training, including customer service and quality assurance, at the hospice.

     ACTIVELY MANAGE PATIENT CARE COSTS BY APPLYING OUR ACUITY-BASED CASE MANAGEMENT MODEL

     Because we operate in a fixed payment environment, controlling costs is critical to our profitability. We actively manage our patient care costs through an acuity-based case management model. This model allows us to efficiently allocate our resources, including staffing, to optimize patient care in a cost-appropriate manner. We devised our acuity-based case management model to provide the best care for patients and their families and to ensure that the appropriate resources are utilized at the appropriate time. Our model focuses on providing services to patients and their families at each phase along the care continuum by tailoring our care to their individualized and changing needs. We allocate our resources to patients and their families according to their changing needs, as determined by our patients and their families and physicians in consultation with an interdisciplinary team, rather than providing all services at all times. Along a patient's care continuum, the patient and his or her family may have greater psychosocial and spiritual needs initially and later have greater medical needs.

OUR HOSPICE SERVICES

     When a patient is referred to us, one of our admissions coordinators contacts the referral source to obtain the necessary patient information and physician approvals. We then contact the patient and his or her family to set up an appointment, at which time we explain our hospice program and the services we provide in greater detail and obtain all necessary patient and family consents and forms. In order to qualify for the Medicare hospice benefit, the patient's treating physician and our medical director must certify that the patient has less than six months to live if the disease runs its normal course in the best judgment of the physician or medical director, and the patient must sign an elective statement indicating that the patient understands the nature of the illness and of hospice care. By signing the statement, the patient surrenders any rights to other Medicare benefits related to the patient's terminal illness while receiving hospice care. Once all of the paperwork is obtained, a full nursing assessment is performed by one of our nurses, and we assign the patient to an interdisciplinary team that assumes responsibility for developing and delivering the patient's plan of care.

     In keeping with the hospice concept, we provide intensive treatment of the physical and emotional pain and symptoms associated with terminally ill patients. This palliative care focuses primarily on enhancing a patient's comfort and overall quality of life and is generally provided in the patient's home, a nursing home or a hospital. Our services are available 24 hours a day, seven days a week and include, among others:

     - Nursing Care. Registered nurses coordinate the care for every patient, provide direct patient care and check symptoms and medications.

     - Home Care Aide and Homemaker Services. Home care aides provide personal care to patients, such as bathing, feeding and dressing. Homemaker services include light housekeeping and assistance with daily living.

     - Spiritual Support and Counseling. Clergy and other counselors provide spiritual support and counseling to patients and their families.

     - Medical Social Services. Social workers provide advice and counseling to patients and their families.

     - Physical, Occupational and Speech Therapy Services. Professional therapists provide therapy to patients to assist them in remaining independent.

     - Medications, Equipment and Supplies. We provide drugs, equipment and supplies to patients to treat physical pain and symptoms and to enable patients to receive hospice care where they reside.

     - Continuous Home Care. During periods of crisis, we provide continuous home care to our patients and their families. This care is predominantly nursing care and is provided in increments of at least eight hours in a 24-hour period. We provide continuous care when, because of the need for pain and symptom management, constant monitoring and support are required, but inpatient care is not yet needed.

     - Respite Care. We provide or arrange for short-term care to patients in inpatient facilities to provide respite to family members caring for the hospice patient.

     - Hospice Inpatient Care. We provide or arrange for short-term hospice inpatient care when adequate care is not feasible in the patient's home due to the patient's condition.

     - Volunteer Services and Support. Trained volunteers assist with everyday tasks, such as shopping, and provide support and companionship, respite sitting, personal care services and certain professional services.

     - Financial Counseling. We provide financial counseling to hospice patients and their families to assist them in handling the financial issues associated with a terminal illness.

     - Bereavement Care and Counseling. We provide, at our cost, counseling services to family members for a period of up to one year following the patient's death.

     We provide most hospice services to our patients and their families where they reside. We provide or arrange for inpatient and respite care and services in one of three settings:

     - long-term care facilities and hospitals under contractual relationships;

     - free-standing inpatient facilities operated by us; or

     - inpatient units leased from hospitals and operated by us.

     We currently operate four free-standing inpatient hospice facilities. We have two inpatient facilities in Phoenix, Arizona, and one each in Tucson, Arizona, and Las Vegas, Nevada. The Phoenix and Tucson facilities each have eleven beds. The Las Vegas facility has twenty-two beds.

     We also operate one inpatient hospice unit that we lease from DeKalb Medical Center located in the Atlanta, Georgia metropolitan area. DeKalb Medical Center provides us and our patients with dedicated space, housekeeping and dietary services and other ancillary services. We provide the administrative and clinical staff to operate the inpatient unit at DeKalb Medical Center.

     In markets in which we do not operate free-standing inpatient hospice facilities or inpatient units at hospitals, we contract with hospitals and long-term care facilities to provide inpatient hospice care on an as-needed basis. Under these arrangements, our interdisciplinary team implements and provides hospice services through the hospital's or long-term care facility's employees. Our interdisciplinary team remains ultimately responsible for the patient and the quality of the services provided to the patient. In addition, we provide all hospice services that the hospital or long-term care facility does not provide.

     We often provide hospice care to patients residing in nursing homes, assisted living facilities and other similar long-term care facilities, treating the facility essentially as the patient's home. We have entered into agreements with these facilities to render hospice care to patients residing in these facilities. During 2000 and 2001, approximately 47.9% and 47.0%, respectively, of our days of care were attributable to patients who resided in long-term care facilities.

MARKETING

     Our patient referral sources are physicians, hospitals, nursing homes, assisted living facilities, adult care centers, managed care companies and insurance companies. We have an employed staff of approximately 115 dedicated marketing representatives who seek to develop relationships with patient referral sources located in their respective markets by regularly calling on these referral sources and educating groups of physicians, social workers, nurses, and staff at nursing homes and other long-term care facilities regarding hospice care generally and our services specifically. As part of a marketing representative's ongoing contact with a patient referral source, the marketing representative assists the referral source in identifying patients and families who are appropriate for hospice care and provides periodic information on referred patients' status. In addition to our marketing representatives, our more than 1,300 caregivers, who routinely have contact with our referral sources, regularly assist our referral sources in identifying patients who are appropriate for hospice care.

     When we acquire a hospice, we hire additional marketing representatives as needed. In each start-up location, we hire three or more marketing representatives prior to the planned opening of the location to allow time for extensive training and the development of relationships in the community.

     We have also developed tailored marketing plans to meet the specific needs of each of our patient referral sources:

     - Physicians. Our marketing representatives target a broad variety of physicians, including primary care physicians and specialists, who regularly see a high number of patients potentially eligible for hospice care. We have developed disease specific marketing materials that we provide to these physicians. We update each physician who refers a patient to us on the patient's condition on a regular basis according to each physician's instructions. We actively involve the local physician community in assisting us in creating the type of hospice programs that best meet its needs as well as those of patients and their families.

     - Hospitals. Our marketing representatives call on physicians, patient discharge planners and social workers at hospitals. We utilize our disease specific marketing materials when marketing to the various hospital departments, including oncology and cardiology. We educate hospital staff on the benefits and cost advantages of hospice care over traditional inpatient care for those patients who are candidates for hospice care.

     - Long-Term Care Facilities. We negotiate contracts with nursing homes and have arrangements with assisted living facilities and adult care centers to provide routine home care, inpatient care and respite care at these facilities. Our marketing representatives regularly call on nurses, social workers, directors of nursing, administrators and other staff members at these facilities who are in a position to identify or refer hospice patients. In addition, our marketing representatives conduct regular training programs for the staff of these facilities to educate them on hospice care and its benefits.

     - Managed Care Companies and Insurance Companies. Our marketing representatives regularly call on case managers for managed care companies and insurance companies to remind them of the advantages of our hospice services. We regularly conduct training programs to educate case managers of the benefits of hospice care, including potential cost savings. Our general managers and marketing representatives coordinate their efforts to obtain contracts with managed care companies and insurance companies. Because managed care companies and insurance companies often have special needs, we strive to meet their requirements by providing them with individualized patient reports.

     In many of the markets that we serve, we also conduct local public relations campaigns to promote hospice awareness.

CENTRALIZED OPERATIONS AND INFORMATION SYSTEMS

     CENTRALIZED OPERATIONS

     We have designed our organizational structure to achieve a high level of patient and family satisfaction, provide quality care, permit our hospice locations to continue to grow and develop, and minimize overhead.

Our corporate office in Dallas, Texas supports each of our hospice locations by providing coordination, centralized resources and corporate services to each of our hospice locations, including:

     - financial accounting systems, including billing, accounts receivable, accounts payable and payroll;

     - information and telecommunications systems;

     - clinical support services;

     - human resources administration;

     - regulatory compliance and quality assurance;

     - marketing and educational materials; and

     - training and development.

     We process all billing electronically at our corporate office. Our corporate office bills Medicare monthly and generally receives payment electronically within fourteen working days. Our corporate accounting personnel prepare monthly operating statements for each of our locations and review these statements for operating trends and compliance with budget forecasts. We prepare annual operating budgets for each of our hospice locations. We also provide centralized cash management and accounts payable and payroll processing.

     INFORMATION SYSTEMS

     We utilize a server-based system and laptop and desktop computers to connect all of our locations to one another electronically. We utilize a server-based billing system, which we installed in April 2000. Each local office enters all initial patient registration information and updates to the billing status through our intranet system. Our new billing system and the use of our intranet system has resulted in greater accuracy and more rapid collections. We continue to seek ways to implement relevant technology to enhance business processes, thereby increasing efficiency. We have appointed a task force to direct our compliance with proposed federal regulations regarding the privacy and security of patient medical information. See "-- Government Regulation."

HOSPICE OFFICES AND INPATIENT FACILITIES

     Below is a listing of our current locations by city and average daily census of each location.

                                                                                                  AVERAGE
                                                                                                   DAILY
                                                        ACQUIRED/                                 CENSUS
LOCATION                             LOCATION TYPE      DEVELOPED   YEAR ACQUIRED/DEVELOPED   (FEBRUARY 2002)
--------                           ------------------   ---------   -----------------------   ---------------
ALABAMA
  Birmingham.....................  Hospice Office       Developed         1998                      160
  Montgomery.....................  Hospice Office       Developed         2002                      N/A(1)
ARIZONA
  Phoenix (Mesa).................  Inpatient Facility   Acquired          1999                        8(2)
  Phoenix (Peoria)...............  Inpatient Facility   Acquired          1999                        7(2)
  Phoenix........................  Hospice Office       Acquired       1997/1999                    189(3)
  Tucson.........................  Inpatient Facility   Acquired          1999                        9(2)
  Tucson.........................  Hospice Office       Acquired          1999                      156
ARKANSAS
  Little Rock....................  Hospice Office       Acquired          2001                       79

                                                                                                  AVERAGE
                                                                                                   DAILY
                                                        ACQUIRED/                                 CENSUS
LOCATION                             LOCATION TYPE      DEVELOPED   YEAR ACQUIRED/DEVELOPED   (FEBRUARY 2002)
--------                           ------------------   ---------   -----------------------   ---------------
CALIFORNIA
  Orange County (Garden Grove)...  Hospice Office       Acquired          1999                      131
  Los Angeles (Culver City)......  Hospice Office       Acquired          2000                       44
  Palm Springs...................  Hospice Office       Acquired          2001                       28(4)
  San Bernardino.................  Hospice Office       Acquired          1999                       94(4)
  San Diego......................  Hospice Office       Acquired          1999                      122
  San Jose.......................  Hospice Office       Acquired          1998                       54
COLORADO
  Denver.........................  Hospice Office       Acquired          1998                       58
  Colorado Springs...............  Hospice Office       Acquired          2001                       65
GEORGIA
  Atlanta........................  Hospice Office       Developed         1997                      107
  Atlanta (DeKalb)...............  Inpatient Facility   Developed         1999                        7(2)
ILLINOIS
  Chicago (Arlington Heights)....  Hospice Office       Developed         2000                       49
  Chicago South..................  Hospice Office       Developed         2001                      N/A(1)
INDIANA
  Indianapolis...................  Hospice Office       Developed         1996                       99
LOUISIANA
  New Orleans (Metairie).........  Hospice Office       Acquired          1998                      173
MICHIGAN
  Detroit (Novi).................  Hospice Office       Acquired          1998                      138
MISSOURI/KANSAS
  Kansas City....................  Hospice Office       Acquired          1998                      208
NEVADA
  Las Vegas......................  Hospice Office       Acquired          1997                      152
  Las Vegas......................  Inpatient Facility   Developed         1997                       23(2)
NEW JERSEY
  Edison.........................  Hospice Office       Developed         1997                       59
OKLAHOMA
  Oklahoma City..................  Hospice Office       Acquired          1998                      143
  Tulsa..........................  Hospice Office       Developed         2001                      N/A(1)
PENNSYLVANIA
  Pittsburgh.....................  Hospice Office       Developed      1996/2001                    174(5)
SOUTH CAROLINA
  Charleston.....................  Hospice Office       Acquired          2001                       36
TENNESSEE
  Nashville......................  Hospice Office       Acquired          1998                      119

                                                                                                  AVERAGE
                                                                                                   DAILY
                                                        ACQUIRED/                                 CENSUS
LOCATION                             LOCATION TYPE      DEVELOPED   YEAR ACQUIRED/DEVELOPED   (FEBRUARY 2002)
--------                           ------------------   ---------   -----------------------   ---------------
TEXAS
  Austin.........................  Hospice Office       Developed         2001                      N/A(1)
  Beaumont.......................  Hospice Office       Acquired          2001                       74
  Dallas.........................  Hospice Office       Acquired          1997                      222
  El Paso........................  Hospice Office       Developed         2000                       43
  Fort Worth.....................  Hospice Office       Developed         1997                      115
  Houston (Baytown)..............  Hospice Office       Acquired          1998                       64
  Houston (Bellaire).............  Hospice Office       Acquired          1998                       74
  Odessa.........................  Hospice Office       Acquired          2001                      116
  San Antonio....................  Hospice Office       Developed         1997                      122
VIRGINIA
  Norfolk........................  Hospice Office       Developed         2001                        3
WISCONSIN
  Milwaukee......................  Hospice Office       Acquired          1998                      145

----------------------

(1) We are currently developing a new hospice location in each of Montgomery, Alabama, Chicago, Illinois, Tulsa, Oklahoma and Austin, Texas. We anticipate admitting our first hospice patients at these new locations in the second and third quarters of 2002.

(2) Each of our inpatient facilities has 11 beds, except for our facility in Las Vegas, Nevada, which has 22 beds.

(3) We transferred the operations of our Phoenix, Arizona hospice acquired in 1999 to our Phoenix, Arizona hospice acquired in 1997.

(4) Operations of our Riverside, California hospice, which we acquired in 1999, were relocated to our San Bernardino, California hospice location, which we acquired in 2001. In connection with the relocation of our Riverside hospice, we transferred 37 hospice patients from our San Bernardino hospice to our Riverside hospice. In 2001, we also relocated the remaining operations of our San Bernardino hospice to a new location in Palm Springs, California.

(5) We transferred the operations of our Pittsburgh, Pennsylvania hospice acquired on June 1, 2001 to our Pittsburgh, Pennsylvania hospice opened in 1996.

GOVERNMENT REGULATION

     GENERAL

     The healthcare industry and our hospices are subject to extensive federal and state regulation. Our hospice agencies are licensed as required under state law as either hospices or home health agencies, or both, depending on the regulatory requirements of each particular state. In addition, our hospices are required to meet participation conditions to be eligible to receive payments under the Medicare and Medicaid programs. All of our hospice locations, other than our locations currently in development, are certified for participation in the Medicare program and are also eligible to receive payments as hospices in the Medicaid programs of the states in which we operate that offer a Medicaid hospice benefit. Our hospices are subject to periodic survey by governmental authorities to assure compliance with both state licensing and certification requirements.

     Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to social security benefits who are 65 years of age or older or who are disabled. Medicaid is a health insurance program jointly funded by state and federal governments that provides medical assistance to qualifying low income persons. Each state Medicaid program has the option to provide payment for hospice services. Nineteen of the 21 states in which we currently operate cover Medicaid hospice services; however, we cannot assure you that these states will continue to cover hospice services or that states into which we expand our operations may cover or continue to cover hospice services. We have not been adversely affected by the absence of a Medicaid benefit in the two states in which we currently operate that do not have a Medicaid benefit.

     Medicare Conditions of Participation. The Medicare program requires each of our hospice locations to satisfy prescribed conditions to be eligible to receive payments, including the following:

     - Governing Body. Each hospice must have a governing body that is responsible for the overall operation of the hospice and for ensuring that all services are provided consistent with accepted standards of practice. The governing body must designate one individual who is responsible for the day-to-day administrative operations of the hospice.

     - Medical Director. Each hospice must have a medical director who is responsible for the medical component of patient care.

     - Professional Management. A hospice may arrange for the provision of non-core services by another individual or entity. The hospice must, however, retain professional management responsibility for arranged services and ensure that these services are furnished safely and effectively by qualified personnel in accordance with the patient's plan of care.

     - Plan of Care. The patient's attending physician, the medical director and the interdisciplinary team must establish a written plan of care prior to providing care to the patient.

     - Continuation of Care. A hospice cannot discontinue or reduce care provided to a Medicare beneficiary because of the beneficiary's inability to pay for that care.

     - Informed Consent. The hospice must obtain from either the hospice patient or a family member an informed consent form that specifies the type of care and services that may be provided as hospice care during the illness.

     - In-Service Training. A hospice must provide an ongoing training program for its employees.

     - Quality Assurance. A hospice must provide an ongoing, comprehensive, integrated self-assessment of the quality and appropriateness of care. See "-- Compliance and Quality Improvement Programs."

     - Interdisciplinary Team. A hospice must have an interdisciplinary team that establishes policies and supervises the provision of hospice care and services. The team must include at least a physician, registered nurse, social worker and pastoral or other counselor. All of the members of the team must be employees of the hospice with the exception of the physician, who may be under contract with the hospice.

     - Volunteers. Hospices must recruit and train volunteers to provide care and services under the supervision of hospice employees. These volunteers must provide administrative or direct patient care in an amount that, at a minimum, equals five percent of the total patient care hours provided by all paid hospice employees and contract staff.

     - Licensure. Each hospice and all hospice personnel must be licensed, certified or registered in accordance with applicable state laws and regulations.

     - Central Clinical Records. Hospices must maintain centralized clinical records for each hospice patient. The records must meet standards relating to content and protection.

     - Furnishing Core Services. Substantially all "core services" must be provided directly by hospice employees. "Core services" include nursing, medical, social, physician and counseling services. The hospice may use contracted staff to perform core services during periods of peak patient loads or under extraordinary circumstances, but the hospice must maintain professional, financial and administrative responsibility for the services.

     In addition to the above conditions of participation, Medicare regulations also establish additional conditions of participation related to the provision of other hospice care services and supplies, including physical therapy, occupational therapy, speech therapy, home health aide and homemaker services, medical supplies, short-term inpatient care and direct inpatient care. Each of our hospices, other than our locations currently in development, is certified for participation in the Medicare program and is eligible to receive payment as a hospice in the Medicaid hospice program, if any, of the state in which it operates. We anticipate that our hospices under development will be Medicare certified and Medicaid eligible during the second and third quarters of 2002. We believe that we are in material compliance with all conditions of participation for the Medicare programs and all eligibility requirements for the Medicaid program.

     Surveys and Audits. Each of our hospices is subject to periodic survey by federal and state governmental authorities to assure compliance with both state licensing and certification requirements. From time to time, we receive survey reports containing statements of deficiencies for alleged failure to comply with the various regulatory requirements. These survey reports and statements of deficiencies are common in the healthcare industry. We review these reports, prepare responses, and take appropriate corrective action, if required. The reviewing agency is generally authorized to take various adverse actions against a hospice found to be in non-compliance, including the imposition of fines or suspension or revocation of a hospice's license. If this adverse action were taken against any of our hospices, this action could materially adversely affect that hospice's ability to continue to operate and to participate in the Medicare and Medicaid programs. This could materially adversely affect our net patient service revenue and profitability. None of our hospices has been suspended at any time from participation in the Medicare or Medicaid programs or had its state licensure suspended or revoked. We believe that each of our hospices is in material compliance with these licensing and certification requirements.

     Certificate of Need Laws and Other Restrictions. Many states have enacted certificate of need laws that require state approval prior to opening new healthcare facilities or expanding services at existing healthcare facilities. Approval under the certificate of need laws is generally conditioned on the showing of a demonstrable need for services in the community. Certificate of need laws in some states apply to hospice services. Many states with certificate of need requirements permit the transfer of a certificate of need from an existing provider to a new provider. Our hospices in Tennessee and Arkansas are our only hospices located in states that have a certificate of need law in effect; however, in the future we may seek to develop or acquire hospices in other states that may have certificate of need laws. While several states have abolished certificate of need laws, and other states do not apply them to hospice services, these laws could affect our ability to expand services at our existing hospices or to make acquisitions or develop hospices in new or existing geographic markets.

     In addition, a few states have additional laws that restrict the development and expansion of hospices. For example, Florida does not permit the operation of a hospice by a for-profit corporation, except in limited circumstances. Under Florida law, a for-profit hospice incorporated on or before July 1, 1978 is exempt from the restriction and may continue to operate as a for-profit hospice. In addition, under Florida law an exempt hospice may transfer its operations and license to another for-profit entity. Under New York law, a hospice cannot be owned by a corporation that has another corporation as a stockholder. These additional state restrictions could affect our ability to expand into these states and other jurisdictions with similar restrictions.

     OVERVIEW OF GOVERNMENT PAYMENTS

     Substantially all of our net patient service revenue is attributable to payments received from the Medicare and Medicaid programs. 95.6% and 97.2% of our net patient service revenue for the years ended December 31, 2000 and 2001, respectively, were attributable to Medicare and Medicaid payments. Payment from Medicare and Medicaid is affected by budgetary pressures and is subject to changes in legislation and regulation. Our revenues and profitability, similar to other healthcare companies, are subject to the effect of such legislative or regulatory changes and to possible reductions in coverage or payment rates by private third-party payors.

     As with most government programs, the Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of program payments to us for our services. Reductions or changes in Medicare or Medicaid funding could significantly affect our results of operations. We cannot predict at this time whether any additional healthcare reform initiatives will be implemented or whether there will be other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system.

     Medicare. Medicare pays us based on a prospective payment system under which we receive one of several predetermined rates for each day in which the Medicare beneficiary is under our care. As discussed below, these rates are subject to annual adjustments for inflation and are also adjusted in some circumstances based on geographic location. The rate we receive from Medicare for a day of hospice care varies depending on which of the following four levels of care is being furnished to the beneficiary:

     - Routine Home Care. We currently receive between $102.50 and $144.83 per day for routine home care, depending on the location of service. We are paid the routine home care rate for each day a patient is under our care and not receiving one of the other categories of hospice care. This rate is not adjusted for the volume or intensity of routine home care services provided on a given day. This rate is also paid when a patient is receiving hospital care for a condition unrelated to the terminal condition. Routine home care services accounted for 83.8% and 88.7% of our gross patient service revenue for 2000 and 2001, respectively.

     - General Inpatient Care. We currently receive between $458.37 and $633.81 per day for general inpatient care, depending on the location of the inpatient facility. General inpatient care services accounted for 12.2% and 9.0% of our gross patient service revenue for 2000 and 2001, respectively.

     - Continuous Home Care. We currently receive between $598.32 and $845.28 per day for continuous home care, depending on the location of the service. This daily continuous home care rate is divided by 24 in order to arrive at an hourly rate. The hourly rate is paid for every hour that continuous home care is furnished, up to 24 hours in a single day. A minimum of eight hours must be provided in a single day to qualify for this rate. Continuous home care services accounted for 2.9% and 1.1% of our gross patient service revenue for 2000 and 2001, respectively.

     - Respite Care. We currently receive between $107.76 and $142.27 per day for respite care, depending on the location of the inpatient facility. Respite care is provided when the family or caregiver of a patient requires a temporary reprieve for certain reasons. We can receive payment for respite care provided to a given patient for up to five consecutive days. Our payment for any additional days of respite care provided to the patient is limited to the routine home care rate. Respite care services accounted for 0.2% of our gross patient service revenue for both 2000 and 2001.

     The Medicare program has entered into contracts with managed care companies to provide a managed care benefit to electing Medicare beneficiaries. These managed care programs are often referred to as Medicare HMO programs or Medicare risk contracts. We provide hospice care to many Medicare beneficiaries who participate in Medicare HMO programs. Under Medicare HMO programs, Medicare pays the hospice directly. This direct payment reduces the per member per month payment otherwise receivable by the managed care company. As a result, our payments for services provided to Medicare beneficiaries enrolled in Medicare HMO programs are processed in the same way and at the same rates as those of other Medicare beneficiaries.

     Medicare limits the amount of payment we may receive for inpatient care services. Under the so-called "80-20" rule, if the number of inpatient care days furnished by us to Medicare beneficiaries exceeds 20% of the total days of hospice care furnished by us to Medicare beneficiaries, Medicare payments to us for inpatient care days exceeding the inpatient cap will be reduced to the routine home care rate. This determination is made annually based on the twelve month period beginning on November 1st of each year. This limit is computed on an agency-by-agency basis. None of our hospices has exceeded the cap on inpatient care services. However, we cannot assure you that one or more of our hospices will not exceed the inpatient cap in the future.

     Overall payments made by Medicare to us are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The hospice cap period runs from November 1st of each year through October 31st of the following year. Total Medicare payments to us during this period are compared to the cap amount for this period. Payments in excess of the cap amount must be returned by us to Medicare. The cap amount is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The per-beneficiary cap amount is $16,651 for the twelve month period ending October 31, 2001. The hospice cap amount is computed on a hospice-by-hospice basis. None of our hospices has exceeded the cap amount in past years. However, we cannot assure you that one or more of our hospices will not exceed the cap amount in the future.

     Direct patient care physician services delivered by physicians employed by or contracted with us are billed separately by us to the Medicare intermediary and paid at the lesser of the actual charge or 100% of the Medicare allowable charge for these services. This payment is in addition to the daily rates we receive for hospice care. Payment for our contractual and employed physicians' administrative and general supervisory activities are included in the daily payment rates discussed above. Payments for a patient's attending physician's professional services, other than services furnished by physicians employed by or contracted with us, are not paid to us, but rather are paid directly to the attending physician by the Medicare carrier based on the Medicare physician fee schedule. Physician services represented 0.5% of our net patient service revenue for both 2000 and 2001.

     Medicare fiscal intermediaries periodically conduct focused medical reviews and other audits on our claims. Focused medical reviews and other audits of our hospices could result in material recoupments or denials of claims. Further, Medicare payments for hospice services may not continue to remain at their current levels or keep pace with the costs of providing hospice services.

     The Balanced Budget Act of 1997 made changes in Medicare coverage of and payment for hospice care services. The law reduced the amount of anticipated increases in Medicare payments for hospice services by setting the payment rate increases at the "market basket" inflation rate minus one percentage point for each of the Medicare fiscal years 1998 through 2002. The Medicare fiscal year begins on October 1 of each year and runs through September 30 of the following year. In addition, the Balanced Budget Act of 1997 requires us to file annual cost reports with the Department of Health and Human Services on each of our hospices for informational purposes. The Balanced Budget Act of 1997 also requires us to submit claims on the basis of the location where we actually furnish the hospice services. The purpose of this requirement is to adjust payment rates for regional differences in wage costs.

     Congress enacted the Balanced Budget Refinement Act of 1999 to alleviate some of the payment reductions resulting from the Balanced Budget Act of 1997. One of the changes provided for in the Balanced Budget Refinement Act of 1999 is to increase the Medicare payment for hospice services by 0.5% for Medicare fiscal year 2001 and 0.75% for Medicare fiscal year 2002.

     Effective April 1, 2001, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 increased the base Medicare daily payment rates for hospice care by five percent over the base rates then in effect. This increase was in addition to the increases previously provided by the Balanced Budget Refinement Act of 1999.

     On October 1, 2001, the base Medicare payment rates for hospice care increased by approximately 3.2% over the base rates previously in effect. The new Medicare daily rates for October 1, 2001 are further adjusted by the hospice wage index.

     Medicare Six-Month Eligibility Rule. In order for a Medicare beneficiary to qualify for the Medicare hospice benefit, two physicians must certify that the beneficiary has less than six months to live, assuming the disease runs it normal course in the best judgment of the physician or medical director. In addition, the Medicare beneficiary must affirmatively elect hospice care and waive any rights to other Medicare benefits related to the beneficiary's terminal illness. Every six months, a physician must recertify that the Medicare beneficiary's life expectancy is six months or less in order for the beneficiary to continue to qualify for and to receive the Medicare hospice benefit. The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 provides that the physician certification of a Medicare beneficiary's eligibility for the Medicare hospice benefit is based on the physician's clinical judgment regarding the normal course of the individual's illness. There is no limit on the number of periods that a Medicare beneficiary may be recertified.

A Medicare beneficiary may revoke his or her election at anytime and resume receiving regular Medicare benefits.

     Increased regulatory scrutiny of compliance with the Medicare six-month eligibility rule has impacted the hospice industry. The Centers for Medicare and Medicaid Services, however, have recently reaffirmed that Medicare hospice beneficiaries are not limited to six months of coverage and that there is no limit on how long a Medicare beneficiary can continue to receive hospice benefits and services, provided that the beneficiary continues to meet the eligibility criteria under the Medicare hospice program. In addition, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 requires the Secretary of Health and Human Services to conduct a study to examine the appropriateness of the current physician certification requirement required before a Medicare beneficiary is eligible to receive the Medicare hospice benefit.

     Medicaid. State Medicaid programs are another source of net patient service revenue. Medicaid is a state-administered program financed by state funds and matching federal funds to provide medical assistance to the indigent and certain other eligible persons. In 1986, hospice services became an optional state Medicaid benefit. For those states that elect to provide a hospice benefit, the Medicaid program is required to pay us rates that are at least equal to the hospice rates paid to us by the Medicare program. For our patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, the state must pay us, in addition to the applicable Medicare or Medicaid hospice per diem rate, an amount equal to at least 95% of the Medicaid per diem nursing home rate for "room and board" furnished to the patient by the nursing home. We contract with various nursing homes for the nursing homes' provision of certain "room and board" services that the nursing homes would otherwise provide Medicaid nursing home patients. We bill and collect from the applicable state Medicaid program an amount equal to at least 95% of the amount that would otherwise have been paid directly to the nursing home under the state's Medicaid plan. Under our standard nursing home contracts, we pay the nursing home for these "room and board" services at the Medicaid per diem nursing home rate. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Expenses."

     OTHER HEALTHCARE REGULATIONS

     Fraud and Abuse Laws. Provisions of the Social Security Act, commonly referred to as the fraud and abuse provisions, prohibit the filing of false or fraudulent claims with Medicare or Medicaid and the payment or receipt of any form of remuneration in return for the referral of Medicare or Medicaid patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or Medicaid programs. Violation of these provisions could constitute a felony criminal offense and applicable sanctions include imprisonment of up to five years, criminal fees of up to $25,000, civil money penalties of up to $50,000 per act plus three times the amount claimed or three times the remuneration offered and exclusion from the Medicare and Medicaid programs. Many states have adopted similar prohibitions against payments that are intended to induce referrals of Medicaid and other third-party payor patients. The Office of Inspector General, Department of Health and Human Services, referred to in this prospectus as the "OIG," has published numerous "safe harbors" that exempt some practices from enforcement action under the federal fraud and abuse laws. These safe harbors exempt specified activities, including bona fide employment relationships, some contracts for the rental of space or equipment, and some personal service arrangements and management contracts. While the failure to satisfy all of the requirements of a particular safe harbor does not necessarily mean that the arrangement is unlawful, arrangements that do not satisfy a particular safe harbor may be subject to scrutiny by the OIG.

     We are required under the Medicare conditions of participation and some state licensing laws to contract with numerous healthcare providers and practitioners, including physicians, hospitals and nursing homes, and to arrange for these individuals or entities to provide services to our patients. In addition, we have contracts with other suppliers, including pharmacies, ambulance services and medical equipment companies. Some of these individuals or entities may refer, or be in a position to refer, patients to us, and we may refer, or be in a position to refer, patients to these individuals or entities. These arrangements may not qualify for a safe harbor. We believe that our contracts and arrangements with providers, practitioners and suppliers are not in violation of applicable fraud and abuse laws. We cannot assure you, however, that these laws will ultimately be interpreted in a manner consistent with our practices.

     From time to time, various federal and state agencies, such as the Department of Human Services, issue a variety of pronouncements, including fraud alerts, the Office of Inspector General's Annual Work Plan and other reports, identifying practices that may be subject to heightened scrutiny. For example, in March 1998, the OIG issued a special fraud alert titled "Fraud and Abuse in Nursing Home Arrangements with Hospices." This special fraud alert focused on payments received by nursing homes from hospices. The OIG listed the following specific practices that may violate the federal fraud and abuse laws:

     - a hospice offering free goods or goods at below fair market value to induce a nursing home to refer patients to the hospice;

     - a hospice paying "room and board" payments to the nursing home in amounts in excess of what the nursing home would have received directly from Medicaid had the patient not been enrolled in hospice;

     - a hospice paying amounts to the nursing home for "additional" services that Medicaid considers to be included in its room and board payment to the hospice;

     - a hospice referring its patients to a nursing home to induce the nursing home to refer its patients to the hospice;

     - a hospice providing free (or below fair market value) care to nursing home patients, for whom the nursing home is receiving Medicare payment under the skilled nursing facility benefit, with the expectation that after the patient exhausts the skilled nursing facility benefit, the patient will receive hospice services from that hospice; and

     - a hospice providing staff at its expense to the nursing home to perform duties that otherwise would be performed by the nursing home.

     We do not participate in any of the practices listed above and discussed in this special fraud alert. We believe that we are in material compliance with all applicable federal and state fraud and abuse laws. However, we cannot assure you that these laws will not be interpreted in the future in such a way as to cause us to be in violation of these laws.

     False Claims Act. In addition to federal fraud and abuse laws, under separate statutes, the submission of claims for items and services that are "not provided as claimed" may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in federally funded healthcare programs, including the Medicare and Medicaid programs. These false claims statutes include the Federal False Claims Act. Under the Federal False Claims Act, in addition to actions being initiated by the federal government, a private party may bring an action on behalf of the federal government. These private parties are often referred to as qui tam relators, and are entitled to share in any amounts recovered by the government. Both direct enforcement activity by the government and qui tam actions have increased significantly in recent years and have increased the risk that a healthcare company, like us, will have to defend a false claims action, pay fines or be excluded from the Medicare and/or Medicaid programs as a result of an investigation arising out of this type of an action. Because of the complexity of the government regulations applicable to our industry, we cannot assure you that we will not be the subject of an action under the False Claims Act.

     The Stark Law and State Physician Self-Referral Laws. Section 1877 of the Social Security Act, commonly known as the "Stark Law," prohibits physicians, subject to the exceptions described below, from referring Medicare or Medicaid patients to any entity providing "designated health services" in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. Persons who violate the Stark Law are subject to civil monetary penalties and exclusion from the Medicare and Medicaid programs.

     Hospice care is not specifically enumerated as a health service subject to this prohibition; however, some of the ten designated health services under the Stark Law, including physical therapy, pharmacy services and certain infusion therapies, are among the specific services furnished by our hospices. Regulations interpreting the Stark Law currently provide that investments by referring physicians in a hospice will not violate the Stark Law. We cannot assure you, however, that future regulatory changes will not result in us becoming subject to the Stark Law's prohibition in the future.

     Many states have also enacted physician self-referral laws, which generally prohibit financial relationships with referral sources that are not limited to services for which Medicare or Medicaid payment may be made. Similar penalties, including loss of license or eligibility to participate in government programs and civil and criminal fines, apply to violations of these state self-referral laws. These laws vary from state to state and have seldom been interpreted by the courts or regulatory agencies. We believe that our relationships with physicians do not violate these state self-referral laws. However, we cannot assure you that these laws will not be interpreted in the future in such a way as to call into question our relationships with physicians.

     Corporate Practice of Medicine and Fee-Splitting. Most states, including all of the states in which we operate, have laws that restrict or prohibit unlicensed persons or business entities, including corporations, from employing physicians and/or prohibit direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician's license, civil and criminal penalties and rescission of business arrangements. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies.

     We employ and contract with physicians to provide medical direction and patient care services. A state with these prohibitions could determine that the provision of patient care services by our employed and/or contracted physicians violates the corporate practice of medicine and/or fee-splitting prohibitions. We structure our arrangements with healthcare providers to comply with the relevant state law. However, we cannot assure you that government officials charged with the responsibility for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of these laws. These laws may also be interpreted by the courts in a manner inconsistent with our interpretations. The determinations or interpretations by a state may require us to restructure our arrangements with physicians in the applicable state.

     Health Information Practices. The Health Insurance Portability and Accountability Act of 1996, commonly referred to as "HIPAA," contains, among other measures, provisions that may require many organizations, including us, to implement very significant, potentially expensive new computer systems and business procedures designed to protect each patient's individual healthcare information. HIPAA requires the Department of Health and Human Services to issue rules to define and implement patient privacy standards. Among the standards that the Department of Health and Human Services will adopt pursuant to HIPAA are standards for the following:

     - electronic transactions and code sets;

     - unique identifiers for providers, employers, health plans and individuals;

     - security and electronic signatures;

     - privacy; and

     - enforcement.

     On August 17, 2000, the Department of Health and Human Services finalized the new transaction standards. The original compliance date was October 16, 2002. However, the compliance date has been delayed until October 16, 2003, provided we file a compliance extension plan with the Department of Health and Human Services by October 15, 2002. The transaction standards will require us to use standard code sets established by the rule when transmitting health information in connection with some transactions, including health claims and health payment and remittance advice.

     On August 12, 1998, the Secretary of the Department of Health and Human Services issued a proposed rule that establishes, in part, standards for the security of health information by health plans, healthcare clearinghouses and healthcare providers that maintain or transmit any health information in electronic form, regardless of format. Under the proposed rule we would be an affected entity. These security standards require affected entities to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure integrity, confidentiality and availability of the information. The security standards were designed to protect health information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. Although the security standards do not reference or advocate a specific technology, and affected entities have the flexibility to choose their own technical solutions, we expect that the security standards will require us to implement significant systems.

     On December 28, 2000, the Secretary of the Department of Health and Human Services published a final rule establishing standards for the privacy of individually identifiable health information. These privacy standards apply to all health plans, all healthcare clearinghouses and many healthcare providers, including healthcare providers that transmit health information in an electronic form in connection with certain standard transactions. We are a covered entity under the final rule. The privacy standards apply to protect individually identifiable health information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom such information is disclosed. A violation of the privacy standards could result in civil monetary penalties of $100 per incident, up to a maximum of $25,000 per person, per year, per standard. The final rule also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm.

     The final rule establishing the privacy standards became effective on April 14, 2001, with compliance required by April 14, 2003. The security regulations under HIPAA have not yet been finalized by the Department of Health and Human Services. Once the security regulations are issued in final form, we will have approximately two years to be fully compliant.

     We expect that compliance with these standards will require significant commitment and action by us. We have appointed a task force comprised of members of our management team to direct our compliance with these standards. Although we and other covered entities generally are not required to be in compliance with these standards until two years following the effective date of the final rules issued or to be issued by the Secretary of the Department of Health and Human Services, implementation will require us to conduct extensive preparation and make significant expenditures. Because the security standards are proposed regulations and the final regulations for the privacy standards were only recently issued and are currently under review by the new administration, we cannot predict the total financial impact of the regulations on our operations.

     Additional Federal and State Laws. The federal government and all states also regulate other aspects of the hospice industry. In particular, our operations are subject to federal and state laws covering professional services, the dispensing of drugs and other types of hospice activities. Some of our employees are subject to state laws and regulations governing the ethics and practice of medicine, respiratory therapy, pharmacy and nursing. Our operations are subject to periodic survey by government entities to assure compliance with applicable state licensing and Medicare and Medicaid certification, as the case may be. From time to time in the ordinary course of business, we, like other healthcare companies, receive survey reports containing deficiencies for alleged failure to comply with applicable requirements. We review these reports and take appropriate corrective action. The failure to effect corrective action or to obtain, renew or maintain any of the required regulatory approvals, certifications or licenses could materially adversely affect our business and could prevent our hospices involved from offering hospice services to patients. In addition, laws and regulations often are adopted to regulate new products, services and industries. We cannot assure you that either the states or the federal government will not impose additional regulations upon our activities that might adversely effect us.

     A substantial number of our potential acquisition targets are likely to involve hospices operated by not-for-profit entities. Some states require government review, and in some cases approval, of transactions in which a not-for-profit entity sells a healthcare facility or business. This increased scrutiny may increase the difficulty in completing or prevent the completion of acquisitions in some states in the future. We have acquired two not-for-profit hospices and did not encounter any substantial regulatory or governmental obstacles to our acquisition or integration of those hospices. We cannot, however, assure you that we will not encounter regulatory or governmental obstacles in connection with our acquisition of not-for-profit hospices in the future.

     We maintain an internal corporate compliance program and from time to time retain regulatory counsel for guidance on applicable laws and regulations. However, we cannot assure you that our practices, if reviewed, would be found to be in compliance with applicable health regulatory laws, as the laws ultimately may be interpreted.

COMPLIANCE AND CONTINUOUS QUALITY IMPROVEMENT PROGRAMS

     We have a comprehensive company-wide compliance program. Our compliance program provides for:

     - the appointment of a compliance officer and committee;

     - adoption of an ethics and business conduct code;

     - employee education and training;

     - implementation of an internal system for reporting concerns;

     - ongoing auditing and monitoring programs; and

     - a means for enforcing the compliance programs policies.

     As part of our ongoing auditing and monitoring programs, we conduct periodic, at least annual, internal regulatory audits and mock surveys at each of our hospices. If a hospice does not achieve a satisfactory rating, we require the hospice to prepare and implement a plan of correction. We then perform a follow-up audit and survey to verify that all deficiencies identified in the initial audit and survey have been corrected.

     As required under the Medicare conditions of participation, we have a continuous quality improvement program in place. Our continuous quality improvement program involves:

     - on-going education of staff and quarterly continuous quality improvement meetings at each of our hospices and at our corporate office;

     - quarterly comprehensive audits of patient charts performed by each of our hospices; and

     - at least once a year, a comprehensive audit of patient charts performed on each of our hospices by our corporate staff.

If a hospice fails to achieve a satisfactory rating on a patient chart audit, we require the hospice to prepare and implement a plan of correction. We then conduct a follow-up patient chart audit to verify that appropriate action has been taken to prevent future deficiencies.

     We continually expand and refine our compliance and continuous quality improvement programs. Specific written policies, procedures, training and educational materials and programs, as well as auditing and monitoring activities, have been prepared and implemented to address the functional and operational aspects of our business. Our programs also address specific problem areas identified through regulatory interpretation and enforcement activities. Our policies, training, standardized documentation requirements, reviews and audits also specifically address our financial arrangements with our referral sources, including fraud and abuse laws and physician self-referral laws.

COMPETITION

     Hospice care in the United States is competitive. Because payments for hospice services are generally fixed, we compete primarily on the basis of our ability to deliver quality, responsive services. The hospice care market is highly fragmented and we compete with a large number of organizations, some of which have or may obtain significantly greater financial and marketing resources than us. Based on industry data, we estimate that approximately 63% of existing hospices are local not-for-profit hospices. Most hospices are small- and medium-sized hospices.

     We also compete with a number of national and regional hospice providers, including Vitas Healthcare Corporation and VistaCare, Inc., hospitals, nursing homes, home health agencies and other healthcare providers, including those with which we presently maintain contractual relationships, that offer hospice and/or palliative care services. Many of them offer home care to patients who are terminally ill, and some actively market palliative care and "hospice-like" programs. In addition, various healthcare companies have diversified into the hospice market. For example, Beverly Enterprises, Inc. and Manor Care, Inc. compete with us in some of our markets. We believe that we are the only publicly held healthcare provider that exclusively provides hospice care.

     Relatively few barriers to entry exist in the markets served by us. Accordingly, other companies that are not currently providing hospice care may enter these markets and expand the variety of services offered.

INSURANCE

     We maintain primary general and professional liability coverage on a claims made and company-wide basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. In addition, we maintain umbrella coverage on a claims made and company-wide basis with a limit of $20.0 million. While we believe that our insurance coverage is adequate for our current operations, we cannot assure you that our coverage will cover all future claims or will be available in adequate amounts or at a reasonable cost.

     Our current general and professional liability policy does not provide coverage for claims that arise from acts that occurred prior to the policy's start date of April 12, 2000. From March 12, 1999 to April 12, 2000, Reliance National Insurance Company provided our insurance coverage. Since April 12, 2000, Lexington Insurance Company, a subsidiary of American International Group, Inc., has provided our insurance coverage. During the fourth quarter of 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania placed Reliance National Insurance Company in liquidation. As of December 31, 2001, we reserved $0.3 million to cover potential losses resulting from current and future litigation claims covered by Reliance National Insurance Company to the extent its assets are not sufficient to pay such claims. Although we believe that the amount reserved is adequate to cover our potential losses, we cannot assure you that our losses will not exceed the amount reserved. Our profitability will be negatively impacted to the extent our actual losses exceed the amount reserved.

EMPLOYEES

     As of February 28, 2002, we had 1,509 full-time employees and 360 part-time employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

SOME RISKS RELATED TO OUR BUSINESS

     An investment in our common stock is subject to the significant risks inherent in our business. Readers should consider carefully the risks and uncertainties described below and the other information included in this Annual Report on Form 10-K. If any of the events described below occurs, our business could be adversely affected in a material way. This could cause the trading price of our common stock to decline, perhaps significantly.

WE ARE HIGHLY DEPENDENT ON PAYMENTS FROM MEDICARE AND MEDICAID. IF THERE ARE CHANGES IN THE RATES OR METHODS GOVERNING THESE PAYMENTS FOR OUR SERVICES, OUR NET PATIENT SERVICE REVENUE AND PROFITS COULD MATERIALLY DECLINE.

     We are highly dependent on payments from Medicare and Medicaid. Approximately 94.1%, 95.6% and 97.2% of our net patient service revenue for the years ended December 31, 1999, 2000 and 2001, respectively, consisted of payments from the Medicare and Medicaid programs. Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments could cause our net patient service revenue and profits to materially decline.

WE OPERATE IN AN INDUSTRY THAT IS SUBJECT TO EXTENSIVE FEDERAL, STATE AND LOCAL REGULATION, AND CHANGES IN LAW AND REGULATORY INTERPRETATIONS COULD REDUCE OUR NET PATIENT SERVICE REVENUE AND PROFITABILITY.

     The healthcare industry is subject to extensive federal, state and local laws, rules and regulations relating to, among others:

     - payment for services;

     - conduct of operations, including fraud and abuse, anti-kickback prohibitions, physician self-referral prohibitions and false claims; and

     - facility and professional licensure, including certificates of need, surveys, certification and recertification requirements, and corporate practice of medicine prohibitions.

     In recent years, Congress and some state legislatures have introduced an increasing number of proposals to make significant changes in the healthcare system. Changes in law and regulatory interpretations could reduce our net patient service revenue and profitability.

     Recently, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry. There has also been an increase in the filing of actions by private individuals on behalf of the federal government against healthcare companies alleging the filing of false or fraudulent Medicare or Medicaid claims. This heightened enforcement activity increases our potential exposure to damaging lawsuits, investigations and other enforcement actions. Any such action could distract our management and adversely affect our business reputation and profitability.

     In the future, different interpretations or enforcement of laws, rules and regulations governing the healthcare industry could subject our current business practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services and capital expenditure programs, increase our operating expenses and distract our management. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program payments, suffer civil and criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. For a more detailed discussion of the regulatory environment in which we operate, see "-- Government Regulation."

IF WE ARE UNABLE TO MAINTAIN RELATIONSHIPS WITH EXISTING PATIENT REFERRAL SOURCES OR TO ESTABLISH NEW REFERRAL SOURCES, OUR GROWTH AND PROFITABILITY COULD BE ADVERSELY AFFECTED.

     Our success is heavily dependent on referrals from physicians, nursing homes, assisted living facilities, adult care centers, hospitals, managed care companies, insurance companies and other patient referral sources in the communities that our hospice locations serve, as well as on our ability to maintain good relations with these referral sources. Our referral sources are not contractually obligated to refer hospice patients to us and may refer their patients to other hospice care providers, or not at all. Our growth and profitability depend significantly on our ability to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of hospice care by our referral sources and their patients.

We cannot assure you that we will be able to maintain our existing referral source relationships or that we will be able to develop and maintain new relationships in existing or new markets. Our loss of existing relationships or our failure to develop new relationships could adversely affect our ability to expand our operations and operate profitably. Moreover, we cannot assure you that awareness or acceptance of hospice care will increase.

OUR GROWTH STRATEGY TO DEVELOP NEW HOSPICE LOCATIONS IN NEW AND EXISTING MARKETS MAY NOT BE SUCCESSFUL, WHICH COULD ADVERSELY IMPACT OUR GROWTH AND PROFITABILITY.

     A significant element of our growth strategy is expansion of our business by developing new hospice locations in new and existing markets. This aspect of our growth strategy may not be successful, which could adversely impact our growth and profitability. We cannot assure you that we will be able to:

     - identify markets that meet our selection criteria for new hospice locations;

     - hire and retain a qualified management team to operate each of our new hospice locations;

     - manage a large and geographically diverse group of hospice locations;

     - become Medicare and Medicaid certified in new markets;

     - generate sufficient hospice admissions in new markets to operate profitably in these new markets; or

     - compete effectively with existing hospices in new markets.

OUR GROWTH STRATEGY TO ACQUIRE OTHER HOSPICES MAY NOT BE SUCCESSFUL AND THE INTEGRATION OF FUTURE ACQUISITIONS MAY BE DIFFICULT AND DISRUPTIVE TO OUR ONGOING BUSINESS.

     In addition to growing existing locations and developing new hospice locations, a significant element of our growth strategy is expansion through the acquisition of other hospices. We cannot assure you that our acquisition strategy will be successful. The success of our acquisition strategy is dependent upon a number of factors, including:

     - our ability to identify suitable acquisition candidates;

     - our ability to negotiate favorable acquisition terms, including purchase price, which may be adversely affected due to increased competition with other buyers;

     - the availability of financing on terms favorable to us, or at all;

     - our ability to integrate effectively the systems and operations of acquired hospices;

     - our ability to retain key personnel of acquired hospices; and

     - our ability to obtain required regulatory approvals.

     Acquisitions involve a number of other risks, including diversion of management's attention from other business concerns and the assumption of known or unknown liabilities of acquired hospices, including liabilities for failure to comply with healthcare laws and regulations. The integration of acquired hospices may place significant strains on our current operating and financial systems and controls. We may not successfully overcome these risks or any other problems encountered in connection with our acquisition strategy.

     An estimated 63% of hospices in the United States are not-for-profit programs. Accordingly, it is likely that a substantial number of acquisition opportunities will involve hospices operated by not-for-profit entities. In recent years, several states have increased review and oversight of transactions involving the sale of healthcare facilities by not-for-profit entities. Although the level of interest varies from state to state, the current trend is to provide for increased governmental review, and in some cases approval, of transactions in which a not-for-profit entity sells a healthcare facility or business. This increased scrutiny may increase the difficulty in completing or prevent the completion of acquisitions in some states in the future.

OUR LOSS OF KEY MANAGEMENT PERSONNEL OR OUR INABILITY TO HIRE AND RETAIN SKILLED EMPLOYEES COULD ADVERSELY AFFECT OUR BUSINESS AND OUR ABILITY TO INCREASE PATIENT REFERRALS.

     Our future success depends, in significant part, upon the continued service of our senior management personnel, particularly Richard R. Burnham, our Chairman and Chief Executive Officer, and David C. Gasmire, our President and Chief Operating Officer. The loss of the services of one or more of our key senior management personnel or our inability to hire and retain new skilled employees could adversely affect our future operating results. In addition, the loss of key marketing representatives could negatively impact our ability to maintain or increase patient referrals, a key aspect of our growth strategy.

     Competition for skilled employees is intense, and the process of locating and recruiting skilled employees with the combination of qualifications and attributes required to care effectively for terminally ill patients and their families can be difficult and lengthy. We cannot assure you that we will be successful in attracting, retaining or training highly skilled nursing, management, marketing, operations, admissions and other personnel. Our business could be disrupted and our growth and profitability negatively impacted if we are unable to attract and retain skilled employees.

A NATIONWIDE SHORTAGE OF QUALIFIED NURSES COULD ADVERSELY AFFECT OUR PROFITABILITY AND OUR ABILITY TO GROW AND CONTINUE TO PROVIDE QUALITY, RESPONSIVE HOSPICE SERVICES TO OUR PATIENTS AS NURSING WAGES AND BENEFITS INCREASE.

     We currently employ approximately 580 nurses. We depend on qualified nurses to provide quality, responsive hospice services to our patients. There is currently a nationwide shortage of qualified nurses that is being felt in some of the markets in which we provide hospice services, primarily in California. In response to the shortage of qualified nurses in these markets, we have increased and are likely to continue to increase our wages and benefits to recruit and retain nurses or to engage contract nurses until we hire permanent staff nurses. Our inability to attract and retain qualified nurses could adversely affect our ability to provide quality, responsive hospice services to our patients and our ability to increase patient census in those markets. In addition, because we operate in a fixed reimbursement environment, increases in the wages and benefits that we must provide to attract and retain qualified nurses or an increase in our reliance on contract nurses could negatively impact our profitability.

IF ANY OF OUR HOSPICE LOCATIONS FAILS TO COMPLY WITH THE MEDICARE CONDITIONS OF PARTICIPATION, THAT HOSPICE LOCATION COULD BE TERMINATED FROM THE MEDICARE HOSPICE PROGRAM, THEREBY ADVERSELY AFFECTING OUR NET PATIENT SERVICE REVENUE AND PROFITABILITY.

     Each of our hospice locations must comply with the extensive conditions of participation of the Medicare hospice program. If any of our hospice locations fails to meet any of the Medicare conditions of participation, that hospice location may receive a notice of deficiency from the applicable state surveyor. If that hospice location then fails to institute a plan of correction and correct the deficiency within the correction period provided by the state surveyor, that hospice location could be terminated from the Medicare program. For example, under the Medicare hospice program, each of our hospice locations must demonstrate that volunteers provide administrative and direct patient care services in an amount equal to at least five percent of the total patient care hours provided by our employees and contract staff at the hospice location. If we are unable to attract a sufficient number of volunteers at one of our hospice locations to meet this requirement, that location could be terminated from the Medicare hospice program if the location fails to address the deficiency within the applicable correction period. Any termination of one or more of our hospice locations from the Medicare hospice program for failure to satisfy the volunteer or other conditions of participation could adversely affect our net patient service revenue and profitability.

MANY STATES HAVE CERTIFICATE OF NEED LAWS OR OTHER REGULATORY PROVISIONS THAT MAY ADVERSELY IMPACT OUR ABILITY TO EXPAND INTO NEW MARKETS AND THEREBY LIMIT OUR ABILITY TO GROW AND TO INCREASE OUR NET PATIENT SERVICE REVENUE.

     Many states have enacted certificate of need laws that require prior state approval to open new healthcare facilities or expand services at existing facilities. Currently, the states of Arkansas, Florida, Hawaii, Kentucky, Maryland, New York, North Carolina, Rhode Island, Tennessee, Vermont, Washington and West Virginia have certificate of need laws that apply to hospices. Of these states, we currently only operate in Arkansas and Tennessee. Florida and New York have additional barriers to entry. Florida places restrictions on the ability of for-profit corporations to own and operate hospices, and New York places restrictions on the corporate ownership of hospices. Accordingly, our ability to operate in Florida and New York is restricted. These laws could affect our ability to expand into new markets and to expand our services and facilities in existing markets.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST OTHER HOSPICE PROVIDERS, AND COMPETITIVE PRESSURES MAY LIMIT OUR ABILITY TO MAINTAIN OR INCREASE OUR MARKET POSITION AND ADVERSELY AFFECT OUR PROFITABILITY.

     Hospice care in the United States is competitive. In many areas in which our hospices are located, we compete with a large number of organizations, including:

     - community-based hospice providers;

     - national and regional companies;

     - hospital-based hospice and palliative care programs;

     - nursing homes; and

     - home health agencies.

     Some of our current and potential competitors have or may obtain significantly greater financial and marketing resources than us. Various healthcare companies have diversified into the hospice market. For example, a few large healthcare providers, including Beverly Enterprises, Inc. and Manor Care, Inc., have entered the hospice business directly or through affiliates. Relatively few barriers to entry exist in our local markets. Accordingly, other companies, including hospitals and other healthcare organizations that are not currently providing hospice care, may expand their services to include hospice care. We may encounter increased competition in the future that could negatively impact patient referrals to us, limit our ability to maintain or increase our market position and adversely affect our profitability.

IF OUR COSTS WERE TO INCREASE MORE RAPIDLY THAN THE FIXED PAYMENT ADJUSTMENTS WE RECEIVE FOR OUR HOSPICE SERVICES FROM MEDICARE AND MEDICAID, OUR PROFITABILITY COULD BE NEGATIVELY IMPACTED.

     We generally receive fixed payments for our hospice services based on the level of care that we provide to patients and their families. Accordingly, our profitability is largely dependent on our ability to manage costs of providing hospice services. Medicare and Medicaid currently provide for an annual adjustment of the various hospice payment rates based on the increase or decrease of the medical care expenditure category of the Consumer Price Index; however, the increases have usually been less than actual inflation. If this adjustment were eliminated or reduced, or if our costs of providing hospice services, over one-half of which consist of labor costs, increased more than the annual adjustment, our profitability could be negatively impacted. In addition, cost pressures resulting from shorter patient lengths of stay and the use of more expensive forms of palliative care, including drugs and drug delivery systems, could negatively impact our profitability.

NEW FEDERAL AND STATE LEGISLATIVE AND REGULATORY INITIATIVES RELATING TO PATIENT PRIVACY COULD REQUIRE US TO EXPEND SUBSTANTIAL SUMS ON ACQUIRING AND IMPLEMENTING NEW INFORMATION SYSTEMS, WHICH COULD NEGATIVELY IMPACT OUR PROFITABILITY.

     There are currently numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns. In particular, HIPAA contains provisions that may require us to implement expensive new computer systems and business procedures designed to protect the privacy of each of our hospice patient's individual health information. The Department of Health and Human Services published final regulations addressing patient privacy on December 28, 2000. We must comply with the requirements of the privacy regulations by April 14, 2003. Final regulations addressing the security of patient health information have not been issued. Because of the recent issuance of the privacy regulations and the proposed nature of the security regulations, we have not fully evaluated and cannot fully predict the total financial or other impact of these regulations on us. Compliance with these rules could require us to spend substantial sums, which could negatively impact our profitability.

OUR NET PATIENT SERVICE REVENUE AND PROFITABILITY MAY BE CONSTRAINED BY COST CONTAINMENT INITIATIVES UNDERTAKEN BY INSURERS AND MANAGED CARE COMPANIES.

     Initiatives undertaken by insurers and managed care companies to contain healthcare costs affect the profitability of our hospices. We have a number of contractual arrangements with insurers and managed care companies for providing hospice care for a fixed fee. These payors attempt to control healthcare costs by contracting with hospices and other healthcare providers to obtain services on a discounted basis. We believe that this trend may continue and may limit payments for healthcare services, including hospice services. In addition, future changes in Medicare related to Medicare HMO programs could result in managed care companies becoming financially responsible for providing hospice care. If such changes were to occur, managed care companies could be responsible for payments to us out of their Medicare payments, and a greater percentage of our net patient service revenue could come from managed care companies. As managed care companies attempt to control hospice-related costs, they could reduce payments to us for hospice services. These developments could negatively impact our net patient service revenue and profitability.

WE HAVE A LIMITED HISTORY OF PROFITABILITY AND MAY INCUR SUBSTANTIAL NET LOSSES IN THE FUTURE.

     We began operations in January 1996. For the years ended December 31, 1996, 1997, 1998 and 1999, we reported net losses of $1.6 million, $4.1 million, $6.5 million and $2.2 million, respectively. We reported net income of $3.1 million and $12.9 million for the years ended December 31, 2000 and 2001, respectively. However, we cannot assure you that we will operate profitably in the future. In addition, we may experience significant quarter-to-quarter variations in operating results. We are pursuing a growth strategy focused on internal growth, development of new hospice locations and acquisitions of hospices. Our growth strategy may involve, among other things, significant cash expenditures, debt incurrence, additional operating losses and expenses that could negatively impact our profitability on a quarterly and an annual basis. Our net patient service revenue could be adversely impacted by a number of factors, particularly, reductions in Medicare payment rates and patient lengths of stay, which may not be within our control.

A SIGNIFICANT REDUCTION IN THE CARRYING VALUE OF OUR GOODWILL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR PROFITABILITY.

     A portion of our total assets consist of intangible assets, primarily goodwill. Goodwill, net of accumulated amortization, accounted for approximately 27.2% of our total assets as of December 31, 2001. Any event which results in the significant impairment of our goodwill, such as closure of a hospice location or sustained operating losses, could have a material adverse effect on our profitability.

PROFESSIONAL AND GENERAL LIABILITY CLAIMS MAY HAVE AN ADVERSE EFFECT ON US EITHER BECAUSE OUR INSURANCE COVERAGE MAY BE INADEQUATE TO COVER THE LOSSES OR BECAUSE CLAIMS AGAINST US, REGARDLESS OF MERIT OR EVENTUAL OUTCOME, MAY ADVERSELY AFFECT OUR REPUTATION, OUR ABILITY TO OBTAIN PATIENT REFERRALS OR OUR ABILITY TO EXPAND OUR BUSINESS.

     In recent years, participants in the healthcare industry have become subject to an increasing number of lawsuits, including allegations of medical malpractice. Many of these lawsuits involve large claims and substantial defense costs. From time to time, we are subject to these types of lawsuits. While we maintain professional and general liability insurance, some risks and liabilities, including claims for punitive damages, are not covered by insurance. In addition, we cannot assure you that our coverage will be adequate to cover potential losses. While we have been able to obtain liability insurance in the past, insurance can be expensive and may not be available in the future on terms acceptable to us, or at all. Claims, regardless of their merit or eventual outcome, may also adversely affect our reputation, our ability to obtain patient referrals or our ability to expand our business, as well as divert management resources from the operation of our business.

     Our current general and professional liability policy does not provide coverage for claims that arise from acts that occurred prior to the policy's start date of April 12, 2000. From March 12, 1999 to April 12, 2000, Reliance National Insurance Company provided our insurance coverage. Since April 12, 2000, Lexington Insurance Company, a subsidiary of American International Group, Inc., has provided our insurance coverage. During the fourth quarter of 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania placed Reliance National Insurance Company in liquidation. As of December 31, 2001, we reserved $0.3 million to cover potential losses resulting from current and future litigation claims covered by Reliance National Insurance Company to the extent its assets are not sufficient to pay such claims. Although we believe that the amount reserved is adequate to cover our potential losses, we cannot assure you that our losses will not exceed the amount reserved. Our profitability will be negatively impacted to the extent our actual losses exceed the amount reserved.

WE MAY NEED ADDITIONAL CAPITAL TO FUND OUR OPERATIONS AND FINANCE OUR GROWTH, AND WE MAY NOT BE ABLE TO OBTAIN IT ON TERMS ACCEPTABLE TO US, OR AT ALL.

     We expect that our existing funds, cash flows from operations and borrowings under our credit agreement will be sufficient to fund our working capital needs, anticipated hospice development and acquisition plans, debt service requirements and other anticipated capital requirements for at least 12 months following the date of this prospectus. Continued expansion of our business through the development of new hospice locations and acquisitions may require additional capital, in particular if we were to accelerate our hospice development and acquisition plans. In the past, we have relied on funds raised through our initial public offering and private issuances of debt and equity and also through bank financing and cash flows from operations to support our growth. In the future, required financing may not be available or may be available only on terms that are not favorable to us. If we are unable to raise additional funds, we may have to delay or abandon some or all of our growth strategies. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any new equity securities may have rights, preferences or privileges senior to those of our common stock.

IF THE OWNERSHIP OF OUR COMMON STOCK CONTINUES TO BE HIGHLY CONCENTRATED, IT MAY PREVENT YOU AND OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND MAY RESULT IN CONFLICTS OF INTEREST.

     Entities affiliated with Capital Resource Partners, Highland Capital Partners, Oak Investment Partners, Three Arch Partners and Weiss Peck & Greer and our officers and directors beneficially own approximately 71.1% of the outstanding shares of our common stock. As a result, these stockholders, acting together, are able to significantly influence fundamental corporate matters and transactions, including:

     - the election of directors;

     - mergers, consolidations or acquisitions;

     - the sale of all or substantially all of our assets;

     - the amendment of our charter; and

     - our dissolution.

     This concentration of ownership may delay, deter or prevent acts that would result in a change of control favored by our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a change of control premium over the then-current market price of our common stock. The interests of these stockholders may conflict with the interests of our other stockholders.

PROVISIONS IN OUR CHARTER DOCUMENTS, UNDER DELAWARE LAW AND IN OUR STOCKHOLDER RIGHTS PLAN COULD DISCOURAGE A TAKEOVER THAT STOCKHOLDERS MAY CONSIDER FAVORABLE.

     Our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable because they:

     - authorize the issuance by the board of directors of preferred stock without the requirement of stockholder approval, which could make it more difficult for a third party to acquire a majority of our outstanding voting stock;

     - provide for a classified board of directors with staggered, three-year terms;

     - prohibit cumulative voting in the election of directors;

     - prohibit our stockholders from acting by written consent;

     - limit the persons who may call special meetings of stockholders;

     - prohibit our stockholders from amending our bylaws unless the amendment is approved by the holders of at least 80% of our shares of common stock; and

     - establish advance notice requirements for nominations for election to the board of directors or for proposing matters to be approved by stockholders at stockholder meetings.

     In addition, our certificate of incorporation prohibits the amendment by our stockholders of many provisions of our certificate of incorporation unless the amendment is approved by the holders of at least 80% of our shares of common stock.

     Delaware law may also discourage, delay or prevent someone from acquiring or merging with us. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors could use this provision to prevent or delay takeovers.

     In addition, purchase rights distributed under our stockholder rights plan will cause substantial dilution to any person or group that attempts to acquire us without conditioning the offer on our redemption of the rights.

     These provisions could discourage potential acquisition proposals and could delay or prevent a change of control transaction. As a result, they may limit the price investors may be willing to pay for our stock in the future.

ITEM 2.  PROPERTIES

     We were incorporated in Delaware in August 1995 and began operations in January 1996. Our executive offices are located at 717 N. Harwood, Suite 1500, Dallas, Texas 75201, where we currently lease approximately 46,000 square feet of space. We believe that these facilities are adequate for our current uses and that additional space is available to accommodate our anticipated growth. Our 43 hospice offices and inpatient facilities are in leased facilities in 21 states with varying terms from one to ten years extending through 2010. We believe these facilities are in good operating condition and suitable for their intended purposes. Refer to "Item 1. Business -- Hospice Offices and Inpatient Facilities" for a complete listing of the locations of our hospice offices and inpatient facilities.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this Annual Report, we are not aware of any legal proceedings pending or threatened that we expect would have a material adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market for Common Stock. Our common stock has been quoted on the Nasdaq National Market under the symbol "ODSY" since October 31, 2001. Prior to that time there was no public market for our common stock. As of February 28, 2002, there were 51 record holders of our common stock. The following table sets forth the high and low sales prices per share of our common stock for the period indicated, as reported on the Nasdaq National Market:

                                                               HIGH     LOW
                                                              ------   ------
Fourth Quarter (October 31, 2001 -- December 31, 2001)......  $25.94   $15.85

     Dividends. We have not declared or paid any dividends on our common stock, and we do not anticipate declaring or paying any dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. The payment of any future dividends will be at the discretion of our board of directors and will depend on:

     - any applicable contractual restrictions limiting our ability to pay dividends;

     - our earnings;

     - our financial condition;

     - our ability to fund our capital requirements; and

     - other factors our board deems relevant.

     Our credit agreement restricts the amount of dividends and other distributions that we may pay or that our subsidiaries may pay to us upon our lender's notice to us of an event of default under our credit agreement. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Recent Sales of Unregistered Securities. The following information relates to all securities issued or sold by us in 2001, as adjusted to reflect our one-for-two reverse stock split completed on August 8, 2001, that were not registered under the Securities Act. Each of the transactions described below was conducted in reliance upon the exemptions from registration provided in Rule 701 promulgated under Section 3(b) of the Securities Act and Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. Each of the transactions described below was completed prior to the completion of our initial public offering on November 5, 2001.

     On January 3, 2001, we sold 22,500 shares of common stock to Patricia G. Gross for a purchase price of $2,250 upon exercise of outstanding stock options.

     On January 31, 2001, we issued stock options to various employees and directors to purchase 95,000 shares of common stock at an exercise price of $3.10 per share.

     On April 25, 2001, we issued stock options to various employees to purchase 34,000 shares of common stock at an exercise price of $7.00 per share.

     On July 1, 2001, we sold 10,000 shares of common stock to Douglas B. Cannon for a purchase price of $10,000 upon exercise of outstanding stock options.

     On July 1, 2001, we sold 5,000 shares of common stock to Patricia Roberts for a purchase price of $5,000 upon exercise of outstanding stock options.

     On August 3, 2001, we issued stock options to various employees to purchase 55,250 shares of common stock at exercise prices ranging from $3.10 to $13.00 per share.

     Use of Proceeds from Initial Public Offering. On November 5, 2001, we completed our initial public offering in which we registered and sold 4.1 million shares (including 0.5 million shares issued upon the exercise of the underwriters' option to purchase such shares to cover overallotments) of our common stock at an offering price of $15.00 per share. The shares of common stock sold in the offering were registered under the Securities Act on a Registration Statement on Form S-1 (Registration No. 333-51522) that was declared effective by the Securities and Exchange Commission on October 30, 2001. Our managing underwriters were Merrill Lynch, Pierce, Fenner & Smith Incorporated, CIBC World Markets Corp. and SG Cowen Securities Corporation.

     The aggregate gross proceeds to us from the offering were $62.1 million. In connection with the offering, we paid an aggregate of $4.3 million in underwriting discounts and commissions to the underwriters. In addition, the expenses incurred in connection with the offering for legal costs, accounting costs, registration, filing and other costs were approximately $1.8 million. The aggregate net proceeds to us from the offering after these expenses were $56.0 million. A portion of the net proceeds from the offering was used to repay $7.1 million, including accrued and unpaid interest, under our credit agreement and to repay $10.6 million, including accrued and unpaid interest, under our 12% senior subordinated notes. The remainder of the net proceeds will be used to finance the development of new hospice locations and potential acquisitions of hospices, and for other general corporate purposes.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

     The selected consolidated statement of operations data set forth below for the years ended December 31, 1999, 2000 and 2001 and the consolidated balance sheet data at December 31, 2000 and 2001 are derived from our financial statements that have been audited by Ernst & Young LLP, and that are included elsewhere in this Annual Report on Form 10-K, and are qualified by reference to those financial statements. The selected consolidated statement of operations data set forth below for the years ended December 31, 1997 and 1998 and the balance sheet data at December 31, 1997, 1998 and 1999 are derived from our financial statements that have been audited by Ernst & Young LLP, but are not included in this Annual Report on Form 10-K.

     The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read the selected financial information set forth below in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                                                           YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------
                                                          1997         1998         1999         2000          2001
                                                       ----------   ----------   ----------   -----------   -----------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:
Net patient service revenue..........................  $    6,901   $   27,239   $   46,460   $    85,271   $   130,181
Operating expenses:
  Direct hospice care................................       4,849       16,389       24,014        44,964        62,269
  General and administrative (exclusive of $1.1
    million for both the years ended December 31,
    2000 and 2001, reported separately as stock-based
    compensation charges)............................       6,167       14,675       18,873        28,375        42,471
  Stock-based compensation charges...................          --           --           --         1,113         1,112
  Provision for uncollectible accounts...............         187        1,203        2,031         2,708         3,207
  Depreciation and amortization......................         140          574        1,563         1,656         2,211
                                                       ----------   ----------   ----------   -----------   -----------
Total operating expenses.............................      11,343       32,841       46,481        78,816       111,270
                                                       ----------   ----------   ----------   -----------   -----------
Income (loss) from operations........................      (4,442)      (5,602)         (21)        6,455        18,911
Other income (expense):
  Minority interest..................................          --           --           (5)          (46)         (150)
  Interest income....................................         308          165           35            31           239
  Interest expense...................................          (9)      (1,086)      (2,209)       (2,931)       (2,512)
                                                       ----------   ----------   ----------   -----------   -----------
                                                              299         (921)      (2,179)       (2,946)       (2,423)
                                                       ----------   ----------   ----------   -----------   -----------
Income (loss) before provision for income taxes and
  extraordinary item.................................      (4,143)      (6,523)      (2,200)        3,509        16,488
Provision for income taxes...........................          --           --           --           417         3,231
                                                       ----------   ----------   ----------   -----------   -----------
Income (loss) before extraordinary item..............      (4,143)      (6,523)      (2,200)        3,092        13,257
Extraordinary item -- debt extinguishment, net of
  tax................................................          --           --           --            --          (361)
                                                       ----------   ----------   ----------   -----------   -----------
Net income (loss)....................................      (4,143)      (6,523)      (2,200)        3,092        12,896
Preferred stock dividends............................        (847)      (1,122)      (1,320)       (1,302)       (1,097)
Gain on conversion of preferred securities(1)........          --           --           --            --         5,755
                                                       ----------   ----------   ----------   -----------   -----------
Net income (loss) available to common stockholders...  $   (4,990)  $   (7,645)  $   (3,520)  $     1,790   $    17,554
                                                       ==========   ==========   ==========   ===========   ===========
Net income (loss) per common share:
  Basic net income before extraordinary item.........  $    (2.74)  $    (4.13)  $    (1.81)  $      0.92   $      4.22
  Extraordinary item -- debt extinguishment, net of
    tax..............................................          --           --           --            --         (0.09)
                                                       ----------   ----------   ----------   -----------   -----------
  Basic net income per common share..................  $    (2.74)  $    (4.13)  $    (1.81)  $      0.92   $      4.13
                                                       ==========   ==========   ==========   ===========   ===========
  Diluted net income before extraordinary item.......  $    (2.74)  $    (4.13)  $    (1.81)  $      0.26   $      1.04
  Extraordinary item -- debt extinguishment, net of
    tax..............................................          --           --           --            --         (0.03)
                                                       ----------   ----------   ----------   -----------   -----------
  Diluted net income per common share................  $    (2.74)  $    (4.13)  $    (1.81)  $      0.26   $      1.01
                                                       ==========   ==========   ==========   ===========   ===========

                                                                           YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------
                                                          1997         1998         1999         2000          2001
                                                       ----------   ----------   ----------   -----------   -----------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Weighted average shares Outstanding:
  Basic..............................................   1,818,785    1,852,933    1,943,197     1,946,622     4,245,624
  Diluted............................................   1,818,785    1,852,933    1,943,197    11,820,233    12,720,227

                                                                             YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                               1997       1998       1999       2000        2001
                                                              -------   --------   --------   --------   ----------
                                                                                   (UNAUDITED)
                                                                             (DOLLARS IN THOUSANDS)
OPERATING DATA:
Number of hospice locations(2)..............................       10         24         30         32           42
Admissions(3)...............................................    1,282      5,145      8,303     12,965       15,969
Days of care(4).............................................   60,144    237,589    422,577    737,088    1,111,168
Average daily census(5).....................................      165        651      1,158      2,014        3,044
Adjusted EBITDA(6)..........................................   (4,302)    (5,029)     1,542      9,224       22,234
Adjusted EBITDA as a % of net patient service revenue(6)....    (62.3)%    (18.5)%      3.3%      10.8%        17.1%
Cash flows provided by (used in) operating activities.......  $(4,629)  $(11,054)  $ (1,588)  $  3,520   $   14,956
Cash flows used in investing activities.....................  $(2,400)  $ (5,880)  $ (5,340)  $ (1,503)  $  (31,001)
Cash flows provided by (used in) financing activities.......  $ 8,038   $ 14,917   $  6,702   $ (2,293)  $   36,019

                                                                             AS OF DECEMBER 31,
                                                              -------------------------------------------------
                                                               1997       1998       1999      2000      2001
                                                              -------   --------   --------   -------   -------
                                                                           (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit)...................................  $ 3,251   $  4,738   $ (2,356)  $(1,691)  $50,363
Total assets................................................    7,434     22,578     31,925    38,845    98,216
Total long-term debt, including current portion.............      169     12,600     21,852    20,311     3,781
Total convertible preferred stock...........................   12,424     18,539     19,860    21,162        --
Stockholders' equity (deficit)..............................   (6,730)   (13,320)   (16,657)  (13,746)   77,635

---------------

(1) The accumulated dividends on our Series A convertible preferred stock, Series B convertible preferred stock and Series C convertible preferred stock were reversed in connection with the conversion of preferred stock upon completion of our initial public offering and recognized as a gain to common stockholders.

(2) Number of hospice locations at end of period. We began development of our 39th, 40th and 41st locations in Tulsa, Oklahoma, Austin, Texas and Chicago (South), Illinois in the fourth quarter of 2001 and acquired our 42nd location in Odessa, Texas in December 2001. We have also begun development of our 43rd location in Montgomery, Alabama in January 2002.

(3) Represents the total number of patients admitted into our hospice program during the period.

(4) Represents the total days of care provided to our patients during the period.

(5) Represents the average number of patients for whom we provided hospice care each day during the period and is computed by dividing days of care by the number of days during the period.

(6) Adjusted EBITDA consists of income (loss) before interest, income taxes, depreciation and amortization and minority interest expense, and excludes stock-based compensation charges and extraordinary items. We present adjusted EBITDA to enhance the understanding of our operating results. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA is a key measure used by us to evaluate our operations and provides useful information to investors. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted EBITDA as presented may not be comparable to other similarly titled measures of performance of other companies. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
    Operations -- Adjusted EBITDA" for a reconciliation of net income (loss) to adjusted EBITDA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our selected consolidated financial and operating data and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

     We are one of the largest providers of hospice care in the United States in terms of both average daily census and number of locations. We have grown rapidly since we opened our first hospice location in January 1996. Through the development of new hospice locations and a series of acquisitions, we now have 43 hospice locations to serve patients and their families in 21 states. Our net patient service revenue increased from $1.0 million in 1996 to $130.2 million in 2001. We operate all of these hospice locations through our operating subsidiaries. Our net patient service revenue of $130.2 million in 2001 represents an increase of 52.7% over net patient service revenue of $85.3 million in 2000. In 1999, 2000 and 2001, we reported net income (loss) of $(2.2) million, $3.1 million and $12.9 million, respectively.

DEVELOPED HOSPICES

     We have developed the following hospices since January 1, 1999:

     During 1999, we opened a new inpatient unit in Atlanta, Georgia.

     During 2000, we began development of two new hospices in El Paso, Texas and Chicago (Arlington Heights), Illinois, which were opened in 2001.

     During 2001, we began development of four new hospices in Norfolk, Virginia, Chicago (South), Illinois, Tulsa, Oklahoma and Austin, Texas. Our Norfolk, Virginia hospice location opened in 2002.

     In 2002, we are continuing development of the Chicago (South), Illinois, Tulsa, Oklahoma and Austin, Texas hospices and have begun development of a new hospice in Montgomery, Alabama.

ACQUISITIONS

     We have acquired the following hospices since January 1, 1999:

     During 1999, we acquired eight hospices for a combined purchase price of $8.1 million. We financed our acquisitions in 1999 with $4.8 million in cash obtained from borrowings under our credit agreement and promissory notes payable to the sellers in the aggregate principal amount of $3.3 million.

     During 2000, we acquired one hospice for a purchase price of $1.2 million. We financed our acquisition in 2000 with $0.7 million in cash obtained from borrowings under our credit agreement and a promissory note payable to the seller in the principal amount of $0.5 million.

     During 2001, we acquired seven hospices for a combined purchase price of $11.3 million. We financed our acquisitions in 2001 with $7.0 million in cash obtained from borrowings under our credit agreement, $1.2 million in cash from the proceeds of our initial public offering and promissory notes payable to the sellers in the aggregate principal amount of $3.1 million.

     We accounted for these acquisitions as purchases.

     As part of our ongoing acquisition strategy, we are continually evaluating other potential acquisition opportunities.

     On March 18, 2002, we entered into an agreement to purchase the assets of three hospices located in Louisiana for an aggregate purchase price of $9.5 million payable in cash. We expect to complete this acquisition during the second quarter of 2002 by utilizing a portion of the proceeds received by us in our initial public offering. Completion of this acquisition is subject to various conditions, including the accuracy of the representations and warranties and the absence of any material change to the business and operations of the hospices, and we cannot assure that these closing conditions will be satisfied or that the acquisition will be completed.

     We have entered into a non-binding letter of intent to acquire a hospice located in Ohio. Completion of this acquisition is subject to various conditions, including our ability to enter into a definitive agreement to acquire this hospice. We cannot assure you that a definitive agreement will be entered into or that the acquisition will be completed.

     Goodwill from our hospice acquisitions, net of accumulated amortization, was $26.7 million as of December 31, 2001. Goodwill, net of accumulated amortization, was 34.4% of common stockholders' equity and 27.2% of total assets as of December 31, 2001. During fiscal 2001 and prior years, we amortized our goodwill over 20 years for acquisitions completed through June 30, 2001 and did not amortize goodwill for acquisitions subsequent to June 30, 2001. Under new rules issued by the Financial Accounting Standards Board, effective for fiscal 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with the new rules. Other intangible assets will continue to be amortized over their useful lives. We are applying the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the new rules in 2001 would have resulted in a decrease in amortization expense of $1.2 million.

     The following table lists our acquisitions since January 1, 1999 and patient census data:

                                                                PATIENT
                                                                CENSUS       AVERAGE DAILY
                                                              ON DATE OF        CENSUS
HOSPICE                                                       ACQUISITION   (FEBRUARY 2002)
-------                                                       -----------   ---------------
1999
  Phoenix (Mesa), Arizona (Inpatient Facility)..............        6               8
  Phoenix (Peoria), Arizona (Inpatient Facility)............        6               7
  Phoenix, Arizona..........................................      134             189(1)
  Tucson, Arizona (Inpatient Facility)......................        8               9
  Tucson, Arizona...........................................      116             156
  Orange County (Garden Grove), California..................       77             131
  San Bernardino, California................................        8              94(2)
  San Diego, California.....................................       75             122
2000
  Los Angeles (Culver City), California.....................       45              44
2001
  Little Rock, Arkansas.....................................       81              79
  Colorado Springs, Colorado................................       30              65
  Charleston, South Carolina................................       32              36
  Beaumont, Texas...........................................       55              74
  Pittsburgh, Pennsylvania..................................       80             174(3)
  Palm Springs, California..................................       68              28(2)
  Odessa, Texas.............................................      110             116

------------------------------

(1) Operations of our Phoenix, Arizona hospice acquired in 1999 were transferred to our Phoenix, Arizona hospice acquired in 1997.

(2) Operations of our Riverside, California hospice, which we acquired in 1999, were relocated to our San Bernardino, California hospice location, which we acquired in 2001. In connection with the relocation of our Riverside hospice, we transferred 37 hospice patients from our San Bernardino hospice to our Riverside hospice. In 2001, we also relocated the remaining operations of our San Bernardino hospice to a new location in Palm Springs, California.

(3) Operations of our Pittsburgh, Pennsylvania hospice acquired in 2001 were transferred to our Pittsburgh, Pennsylvania hospice opened in 1996.

NET PATIENT SERVICE REVENUE

     Net patient service revenue is the estimated net realizable revenue from patients, Medicare, Medicaid, commercial insurance, managed care payors and others for services rendered. Payors may determine that the services provided are not covered and do not qualify for a payment or, for commercial payors, that payments are subject to usual and customary rates. To determine net patient service revenue, we adjust gross patient service revenue for estimated payment denials and contractual adjustments based on historical experience. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 90.3%, 93.0% and 94.1% of our net patient service revenue for the years ended December 31, 1999, 2000 and 2001, respectively. Services provided under Medicaid programs represented approximately 3.8%, 2.6% and 3.1% of our net patient service revenue for the years ended December 31, 1999, 2000 and 2001, respectively. The payments we receive from the Medicare and Medicaid programs are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.

     Routine home care is the largest component of our gross patient service revenue, representing 91.8%, 83.8% and 88.7% of gross patient service revenue for the years ended December 31, 1999, 2000 and 2001, respectively. Inpatient care represented 7.1%, 12.2% and 9.0% of gross patient service revenue for the years ended December 31, 1999, 2000 and 2001, respectively. Continuous care and respite care, combined, represented most of the remaining 1.1%, 4.0% and 2.3% of gross patient service revenue for these periods, respectively.

     The principal factors that impact net patient service revenue are our average daily census, levels of care provided to our patients and changes in Medicare and Medicaid payment rates due to adjustments for inflation. Average daily census is affected by the number of patients referred by new and existing referral sources, and admitted into our hospice program, and average length of stay of those patients once admitted. Average length of stay is impacted by patients' decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay has increased from 49 days in 2000 to 57 days in 2001. See "-- Expenses" and "Item 1. Business -- Hospice Industry and Market Opportunity."

     Payment rates under the Medicare and Medicaid programs are indexed for inflation annually; however, the increases have historically been less than actual inflation. Effective April 1, 2001, however, the base Medicare daily payment rates for hospice care increased by five percent over the base rates then in effect, which has favorably impacted our profitability. On October 1, 2001, the base Medicare payment rates for hospice care increased by approximately 3.2% over the base rates previously in effect. These rates are further adjusted by the hospice wage index. In the future, reductions in the rate of increase in Medicare and Medicaid payments may have an adverse impact on our net patient service revenue. See "Item 1. Business -- Government
Regulation -- Overview of Government Payments."

EXPENSES

     Because we generally receive fixed payments for our hospice services, our profitability is largely dependent on our ability to manage the expenses of providing hospice services. We recognize expenses as incurred and classify expenses as either direct hospice care expenses or general and administrative expenses. Direct hospice care expenses primarily include direct patient care salaries and payroll taxes, pharmaceuticals, medical equipment and supplies, and inpatient costs. Length of stay impacts our direct hospice care expenses as a percentage of net patient service revenue because, if lengths of stay decline, direct hospice care expenses, which are often highest during the latter days of care for a patient, are spread against fewer days of care. Expenses are normally higher during the latter days of care, because patients generally require greater hospice services, including drugs, medical equipment and nursing care at that time due to their deteriorating medical condition. These increased expenses reduce our profitability because we generally receive fixed payments for our hospice services. In addition, cost pressures resulting from the use of more expensive forms of palliative care, including drugs and drug delivery systems, could negatively impact our profitability.

     For our patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, we contract with nursing homes for the nursing homes' provision to patients of room and board services. The state must pay us, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95% of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. Under our standard nursing home contracts, we pay the nursing home for these room and board services at the Medicaid daily nursing home rate. We refer to these costs, net of Medicaid payments, as "nursing home costs, net." See note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

     General and administrative expenses primarily include non-patient care salaries, employee benefits and office leases.

     The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses (exclusive of $1.1 million in both 2000 and 2001 reported separately as stock-based compensation) for the periods indicated:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                               ------------------
                                                               1999   2000   2001
                                                               ----   ----   ----
Direct hospice care expenses:
  Salaries and payroll taxes................................   29.0%  29.2%  27.2%
  Pharmaceuticals...........................................    7.5    7.2    7.1
  Medical equipment and supplies............................    6.0    6.2    6.1
  Inpatient costs...........................................    3.9    3.0    2.0
  Other (including nursing home costs, net).................    5.3    7.1    5.4
                                                               ----   ----   ----
     Total..................................................   51.7%  52.7%  47.8%
                                                               ====   ====   ====
General and administrative expenses:
  Salaries and benefits.....................................   25.0%  21.9%  19.6%
  Leases....................................................    4.2    3.4    2.8
  Other (including bad debts, travel, office supplies,
     printing and equipment rental).........................   15.8   11.2   12.7
                                                               ----   ----   ----
     Total..................................................   45.0%  36.5%  35.1%
                                                               ====   ====   ====

STOCK-BASED AND OTHER COMPENSATION CHARGES

     Stock-based compensation charges represent the difference between the exercise price of stock options granted and the deemed fair value of our common stock on the date of grant determined in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. We recognize compensation charges over the vesting periods of the stock options using a graded amortization methodology in accordance with Financial Accounting Standards Board Interpretation No. 28. For purposes of the period-to-period comparisons included in our results of operations, general and administrative expenses exclude these stock-based compensation charges, which are reflected as a separate line item.

     We have recorded deferred stock-based compensation charges related to unvested stock options granted to employees and directors during 2000 and 2001. Based on the number of outstanding stock options granted during 2000 and 2001, we expect to amortize approximately $1.4 million of deferred stock-based compensation during 2002 and in future periods. We expect to amortize this deferred stock-based compensation in the following approximate amounts:

     - $0.7 million during 2002;

     - $0.4 million during 2003;

     - $0.2 million during 2004; and

     - $0.1 million during 2005 and 2006.

     Upon completion of our initial public offering, we forgave the repayment of promissory notes payable to us by Richard R. Burnham, our Chief Executive Officer, and David C. Gasmire, our President and Chief Operating Officer. We recorded a compensation charge of $0.2 million in connection with the forgiveness of these notes in the fourth quarter of 2001.

ADJUSTED EBITDA

     Adjusted EBITDA consists of income (loss) before interest, income taxes, depreciation and amortization and minority interest expense, and excludes stock-based compensation charges and extraordinary items. We present adjusted EBITDA to enhance the understanding of our operating results. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA is a key measure used by us to evaluate our operations and provides useful information to investors. Adjusted EBITDA should not be considered in isolation or as an alternative to net income (loss), cash flows generated by operating, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted EBITDA as presented may not be comparable to other similarly titled measures of performance of other companies.

     The following table reconciles our net income (loss) to adjusted EBITDA and also provides cash flows from operating, investing and financing activities for the periods indicated:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1999      2000       2001
                                                         -------   -------   --------
                                                            (DOLLARS IN THOUSANDS)
Net income (loss)......................................  $(2,200)  $ 3,092   $ 12,896
Add:
  Other expense (income), net..........................    2,179     2,946      2,423
  Provision for income taxes...........................       --       417      3,231
  Depreciation and amortization expense................    1,563     1,656      2,211
  Stock-based compensation charges.....................       --     1,113      1,112
  Extraordinary item -- debt extinguishment, net of
     tax...............................................       --        --        361
                                                         -------   -------   --------
Adjusted EBITDA........................................  $ 1,542   $ 9,224   $ 22,234
                                                         =======   =======   ========
Cash flows provided by (used in) operating
  activities...........................................  $(1,588)  $ 3,520   $ 14,956
Cash flows used in investing activities................  $(5,340)  $(1,503)  $(31,001)
Cash flows provided by (used in) financing
  activities...........................................  $ 6,702   $(2,293)  $ 36,019

PROVISION FOR INCOME TAXES

     Our provision for income taxes consists of current and deferred federal and state income tax expenses. For fiscal 2001, we fully utilized our net operating loss carryforwards of $9.5 million that existed at December 31, 2000 and were fully reserved by a valuation allowance. Accordingly, our effective tax rate was 19.0% during 2001, after considering the reversal of the valuation allowance on our deferred tax assets. At December 31, 2001, no valuation allowance was required for our net deferred tax assets. We estimate that our effective tax rate will be approximately 37.0% during 2002 as there are no remaining net operating loss carryforwards or remaining valuation allowances. See note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by us; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, we use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry and information available from other outside sources, as appropriate.

     Net Patient Service Revenue and Allowance for Uncollectible Accounts

     We report net patient service revenue at the estimated net realizable amounts from patients, Medicare, Medicaid, commercial insurance, managed care payors and others for services rendered. Payors may determine that the services provided are not covered and do not qualify for payment or, for commercial payors, that payments are subject to usual and customary rates. To determine net patient service revenue, we adjust gross patient service revenue for estimated payment denials and contractual adjustments based on historical experience. We recognize net patient service revenue in the month in which our services are delivered. Due to the complexity of the laws and regulations affecting the Medicare and Medicaid programs, there is a reasonable possibility that recorded estimates could change by a material amount in the future.

     We maintain a policy for reserving for uncollectible accounts. We calculate the allowance for uncollectible accounts based on a formula tied to the aging of accounts receivable by payor class. We reserve for specific accounts that are determined to be uncollectible when such determinations are made.

     Insurance Risks

     General and professional liability costs for the healthcare industry have increased and become more difficult to estimate. In addition, insurance coverage for patient care liabilities and other risks has become more difficult to obtain. Insurance carriers often require companies to increase their liability retention levels and pay higher policy premiums for reduced coverage. In our financial statements, we provide for liabilities associated with the uninsured portion of our general and professional liability risks, based on our experience, consultation with our attorneys and insurers, and our existing insurance coverage.

RESULTS OF OPERATIONS

     The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     2000     2001
                                                              -----    -----    -----
Net patient service revenue.................................  100.0%   100.0%   100.0%
Operating expenses:
  Direct hospice care.......................................   51.7     52.7     47.8
  General and administrative (exclusive of $1.1 million in
     both 2000 and 2001 reported separately as stock-based
     compensation charges)..................................   40.6     33.3     32.6
  Stock-based compensation charges..........................     --      1.3      0.9
  Provision for uncollectible accounts......................    4.4      3.2      2.5
  Depreciation and amortization.............................    3.4      1.9      1.7
                                                              -----    -----    -----
                                                              100.1     92.4     85.5
                                                              -----    -----    -----
Income (loss) from operations...............................   (0.1)     7.6     14.5
Other income (expense), net.................................   (4.6)    (3.5)    (1.8)
                                                              -----    -----    -----
Income (loss) before income taxes and extraordinary item....   (4.7)     4.1     12.7
Provision for income taxes..................................     --      0.5      2.5
                                                              -----    -----    -----
Income (loss) before extraordinary item.....................   (4.7)     3.6     10.2
Extraordinary item -- debt extinguishment, net of tax.......     --       --     (0.3)
                                                              -----    -----    -----
Net income (loss)...........................................   (4.7)%    3.6%     9.9%
                                                              =====    =====    =====
Adjusted EBITDA.............................................    3.3%    10.8%    17.1%
                                                              =====    =====    =====

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Net Patient Service Revenue

     Net patient service revenue increased $44.9 million, or 52.7%, from $85.3 million in 2000 to $130.2 million in 2001 due primarily to an increase in average daily census of 1,030, or 51.1%, from 2,014 to 3,044. Increases in patient referrals from existing and new referral sources, resulting in increased billable days, and, to a lesser extent, increases in payment rates, provided approximately $34.6 million, or 77.0%, of this increase in net patient service revenue. The remaining increase of $10.3 million, or 23.0%, in net patient service revenue was due to the inclusion of net patient service revenue from hospices acquired and developed in 2000 and 2001. Net patient service revenue per day of care was $115.69 and $117.16 in 2000 and 2001, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services. Medicare and Medicaid payments represented 95.6% and 97.2% of our net patient service revenue in 2000 and 2001, respectively.

     Direct Hospice Care Expenses

     Direct hospice care expenses increased $17.3 million, or 38.5%, from $45.0 million in 2000 to $62.3 million in 2001. This increase was primarily due to the growth of our operations at our existing hospices and, to a lesser extent, to hospices acquired in 2000 and 2001. As a percentage of net patient service revenue, direct hospice care expenses decreased from 52.7% in 2000 to 47.8% in 2001 due primarily to efficiencies in staffing and, to a lesser extent, overall increases in Medicare payment rates.

     General and Administrative Expenses (Exclusive of Stock-Based Compensation)

     General and administrative expenses increased $14.1 million, or 49.7%, from $28.4 million in 2000 to $42.5 million in 2001. This increase was due to the growth of our operations at our hospice locations, including hospice locations acquired after December 31, 2000, to support our patient census growth during 2001. As a percentage of net patient service revenue, general and administrative expenses decreased from 33.3% in 2000 to 32.6% in 2001, due primarily to our hospice and corporate costs being spread over our increased patient census volume and, to a lesser extent, overall increases in Medicare payment rates.

     Stock-Based Compensation Charges

     Stock-based compensation charges were $1.1 million in both 2000 and 2001. These charges related to stock options granted to management prior to our initial public offering with exercise prices below the deemed fair value of our common stock. See "-- Stock-Based and Other Compensation Charges."

     Provision for Uncollectible Accounts

     Our provision for uncollectible accounts increased $0.5 million, or 18.4%, from $2.7 million in 2000 to $3.2 million in 2001, due to our increased net patient service revenue. As a percentage of net patient service revenue, our provision for uncollectible accounts decreased from 3.2% in 2000 to 2.5% in 2001 due to improved collection efforts at all of our hospice locations.

     Depreciation and Amortization Expense

     Depreciation and amortization expense increased $0.6 million, or 33.5%, from $1.7 million in 2000 to $2.2 million in 2001. The increase was due to increased depreciation expense on purchases of property and equipment and increased amortization expense from our 2000 and 2001 hospice acquisitions. As a percentage of net patient service revenue, depreciation and amortization expense decreased from 1.9% in 2000 to 1.7% in 2001.

     Other Income (Expense)

     Other income (expense) decreased $0.5 million, or 17.8%, from $(2.9) million in 2000 to $(2.4) million in 2001, due primarily to a decrease in interest expense as a result of paying off our line of credit with proceeds received from our initial public offering, and by an increase in interest income received from investments of the proceeds of our initial public offering.

     Provision for Income Taxes

     Our provision for income taxes was $0.4 million and $3.2 million in 2000 and 2001, respectively. We had an effective income tax rate of 12.0% and 19.0% in 2000 and 2001, respectively, resulting primarily from state income taxes and federal alternative minimum tax and our use of net operating loss carryforwards. In 2000, we utilized $8.1 million of net operating loss carryforwards. In 2001, we fully utilized our net operating loss carryforwards of $9.5 million. At December 31, 2001, no valuation allowance was required for our net deferred tax assets because the assets met the criteria for recognition under Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes."

     Extraordinary Item

     During 2001, we repaid our 12% senior subordinated notes and, in connection with the repayment, wrote off the unamortized discount relating to the notes. This write off resulted in an extraordinary charge of $0.6 million, or $0.4 million net of taxes, representing 0.3% of net patient service revenue.

     Net Income

     Net income increased $9.8 million, from $3.1 million in 2000 to $12.9 million in 2001.

     Gain on Conversion of Preferred Securities

     The accumulated dividends on our Series A, Series B and Series C convertible preferred stock were reversed in 2001 in connection with the conversion of the preferred stock into common stock upon completion of our initial public offering. We recognized a gain to common stockholders totalling $5.8 million that was used in the computation of basic net income per share.

     Adjusted EBITDA

     Adjusted EBITDA increased $13.0 million, from $9.2 million in 2000 to $22.2 million in 2001. As a percentage of net patient service revenue, adjusted EBITDA increased from 10.8% in 2000 to 17.1% in 2001.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Net Patient Service Revenue

     Net patient service revenue increased $38.8 million, or 83.5%, from $46.5 million in 1999 to $85.3 million in 2000 due primarily to an increase in average daily census of 856, or 73.9%, from 1,158 to 2,014. Increases in patient referrals from existing and new referral sources and, to a lesser extent, increases in payment rates provided approximately $23.6 million, or 60.8%, of this increase in net patient service revenue. The remaining increase of $15.2 million, or 39.2%, in net patient service revenue was due to the inclusion of net patient service revenue from hospices acquired in 1999 and 2000. Net patient service revenue per day of care was $109.94 and $115.69 in 1999 and 2000, respectively. This increase was primarily due to increases in our provision of inpatient care and continuous care as a result of our acquisition of three inpatient facilities in the fourth quarter of 1999 and increased use of our continuous care program. To a lesser extent, the increase was due to overall increases in Medicare payment rates for our hospice services and our acquisition in 1999 and 2000 of hospices located in geographic areas that receive higher Medicare payment rates.

     Direct Hospice Care Expenses

     Direct hospice care expenses increased $21.0 million, or 87.2%, from $24.0 million in 1999 to $45.0 million in 2000. This increase was primarily due to direct hospice care expenses of hospices acquired in 1999 and the growth of our operations at our other hospices. As a percentage of net patient service revenue, direct hospice care expenses increased from 51.7% in 1999 to 52.7% in 2000 due primarily to the increase in nursing home expense, net of nursing home revenue.

     General and Administrative Expenses (Exclusive of Stock-Based Compensation)

     General and administrative expenses increased $9.5 million, or 50.3%, from $18.9 million in 1999 to $28.4 million in 2000. This increase was due to the growth of our operations at each of our hospice locations, including hospice locations acquired after December 31, 1999, to support our patient census growth during 2000. As a percentage of net patient service revenue, general and administrative expenses decreased from 40.6% in 1999 to 33.3% in 2000, as our hospice and corporate costs were spread over increased patient census volume.

     Stock-Based Compensation Charges

     We did not recognize any stock-based compensation charges in 1999. Stock-based compensation charges were $1.1 million in 2000. This charge related to stock options granted to management with exercise prices below the deemed fair value of our common stock. See "-- Stock-Based and Other Compensation Charges."

     Provision for Uncollectible Accounts

     Our provision for uncollectible accounts increased $0.7 million, or 33.3%, from $2.0 million in 1999 to $2.7 million in 2000, due to our increased net patient service revenue. As a percentage of net patient service revenue, our provision for uncollectible accounts decreased from 4.4% in 1999 to 3.2% in 2000 due to improved collection efforts at all of our hospice locations.

     Depreciation and Amortization Expense

     Depreciation and amortization expense increased $0.1 million, or 6.0%, from $1.6 million in 1999 to $1.7 million in 2000. The increase was due to increased depreciation expense on purchases of property and equipment and increased amortization expense from our 1999 hospice acquisitions. As a percentage of net patient service revenue, depreciation and amortization expense decreased from 3.4% in 1999 to 1.9% in 2000.

     Other Income (Expense)

     Other income (expense) increased $0.8 million, or 35.2%, from $(2.2) million in 1999 to $(2.9) million in 2000, due primarily to increased borrowings under our credit agreement. The increase in borrowings was a result of an acquisition completed in the fourth quarter of 1999 and increased working capital needs.

     Provision for Income Taxes

     Our provision for income taxes was $0.4 million in 2000. We reported no provision for income taxes in 1999 due to operating losses incurred. We had an effective income tax rate of 12.0% in 2000, resulting primarily from state income taxes and federal alternative minimum tax and our use of net operating loss carryforwards. In 2000, we utilized $8.1 million of net operating loss carryforwards.

     Net Income (Loss)

     Net income increased $5.3 million, from a net loss of $(2.2) million in 1999 to net income of $3.1 million in 2000.

     Adjusted EBITDA

     Adjusted EBITDA increased $7.7 million, from $1.5 million in 1999 to $9.2 million in 2000. As a percentage of net patient service revenue, adjusted EBITDA increased from 3.3% in 1999 to 10.8% in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal liquidity requirements have historically been for debt service, hospice acquisitions and development plans, working capital and other capital expenditures. We have financed these requirements primarily with borrowings under our credit facility, proceeds from the issuance of convertible preferred stock, warrants and debt, seller financing of hospice acquisitions, operating and capital leases, normal trade credit terms, and during 2000 and 2001, with cash flows from operations. At December 31, 2001, we had cash and cash equivalents of $20.1 million and working capital of $50.4 million. At such date, we also had short-term investments of $21.4 million and an available borrowing capacity of $20.0 million under our credit agreement.

     In November 2001, we raised $56.0 million in net proceeds from our initial public offering, of which $7.1 million was used to repay all outstanding indebtedness under our revolving line of credit and $10.6 million was used to repay our 12% senior subordinated notes.

     Cash provided by (used in) operating activities was $(1.6) million, $3.5 million and $15.0 million for the years ended December 31, 1999, 2000 and 2001, respectively. Cash used in operating activities in 1999 was primarily attributable to operating losses and increases in non-cash working capital. The increase in cash provided by operating activities in 2000 and 2001 was primarily attributable to the increase in net income during those periods, partially offset by increases in non-cash working capital requirements due to the growth of our business.

     Investing activities, consisting primarily of cash paid to purchase hospices and property and equipment, used cash of $5.3 million, $1.5 million and $31.0 million for the years ended December 31, 1999, 2000 and 2001, respectively, and to establish short-term investments in 2001.

     Net cash provided by (used in) financing activities was $6.7 million, $(2.3) million and $36.0 million for the years ended December 31, 1999, 2000 and 2001, respectively, and represented net borrowings under our credit agreement and proceeds from the sale of capital stock, warrants and our 12% senior subordinated notes. Net cash provided by financing activities in 2001 included $56.0 million in net proceeds from our initial public offering.

     We made a principal payment of $0.8 million on our 12% senior subordinated notes in June 2001 and a second principal payment of $0.7 million in September 2001. We paid $1.0 million and $1.6 million in accrued interest on these notes in 2000 and 2001, respectively. We used $10.6 million of the proceeds from our initial public offering to repay the notes in full in November 2001.

     In connection with our acquisition of seven hospice programs in November 1999, we issued two promissory notes payable to the seller in the principal amounts of approximately $0.9 million and $1.6 million, each bearing interest at the rate of 7% per annum. On October 31, 2000, we paid the seller $1.3 million of the outstanding principal balance of these notes, plus accrued and unpaid interest of $0.2 million. We paid the remaining principal balance of $1.2 million, plus accrued and unpaid interest of $0.1 million, in November, 2001.

     In connection with our acquisition of a hospice program in November 2000, we paid $0.7 million in cash and issued a promissory note payable to the seller in the principal amount of $0.5 million bearing interest at the rate of 8% per annum. In November 2001 we paid the seller $0.2 million of the outstanding principal balance, plus accrued and unpaid interest of $0.1 million. The remaining principal amount of $0.3 million, plus accrued and unpaid interest, is due and payable on May 19, 2002.

     In connection with our acquisition of seven hospice programs in 2001, we paid an aggregate of $8.1 million in cash and issued the following promissory notes payable to the sellers:

     - A promissory note in the principal amount of $0.2 million. We repaid in full the principal balance of this note and all accrued and unpaid interest in the aggregate amount of $0.3 million in February 2002;

     - A promissory note in the principal amount of $0.3 million. The promissory note bears interest at the rate of 8% per annum and is payable in two installments, with $0.2 million of the principal amount, plus accrued and unpaid interest, due and payable on April 19, 2002 and the remaining principal amount, plus accrued and unpaid interest, due and payable on April 19, 2003;

     - A promissory note in the principal amount of $1.0 million. The promissory note bears interest at the rate of 7% per annum and is payable in two installments, with $0.5 million of the principal amount, plus accrued and unpaid interest, due and payable on April 2, 2002 and the remaining principal amount, plus accrued and unpaid interest, due and payable on April 2, 2003;

     - A promissory note in the principal amount of $0.5 million. The promissory note bears interest at the rate of 8% per annum and is due and payable in one installment of principal, plus accrued and unpaid interest, on May 31, 2002;

     - A promissory note in the principal amount of $0.6 million. The promissory note bears interest at the rate of 7% per annum, with interest payable monthly and principal payable in two installments of $0.3 million each on June 30, 2002 and 2003; and

     - A promissory note in the principal amount of $0.5 million. The promissory note bears interest at the rate of 8% per annum and is payable in two installments, with $0.3 million of the principal amount, plus accrued and unpaid interest, due and payable on December 6, 2002 and the remaining principal amount, plus accrued and unpaid interest, due and payable on December 6, 2003.

     We expect to utilize approximately $9.5 million of the proceeds received by us in our initial public offering to complete the anticipated acquisition of the assets of the three hospices located in Louisiana in the second quarter of 2002.

     Our credit agreement with Heller Healthcare Finance, Inc. provides us with a $20 million revolving line of credit for working capital, acquisitions and general corporate purposes. Borrowings outstanding under our revolving line of credit bear interest at fluctuating rates equal to 1.0% above the prime rate of interest designated by Citibank, with a floor of 10% per annum. Our revolving line of credit will mature on October 2, 2003. As of February 28, 2002, we had no outstanding borrowings under our credit agreement or accrued and unpaid interest. Our revolving line of credit is secured by all of our accounts receivable and any other right to payment for goods sold or leased or services rendered by us and all other property in our possession or under our control. We and our subsidiaries are subject to affirmative and negative covenants, including:

     - limitations on indebtedness, mergers, acquisitions and dispositions of assets, dividends, investments and liens;

     - license maintenance covenants; and

     - financial maintenance covenants.

     We were in full compliance with our financial and other covenants as of February 28, 2002. We may in the future refinance our credit agreement with a new credit agreement with our existing lender or new lenders.

     We expect that our principal liquidity requirements will be for working capital, development plans, anticipated hospice acquisitions, debt service and other anticipated capital expenditures. We expect that our existing funds, cash flows from operations and borrowings under our credit agreement will be sufficient to fund our principal liquidity requirements for at least 12 months following the date of this prospectus. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including payment for our services, regulatory changes and compliance with new regulations, expense levels, capital expenditures and future development of new hospice locations and acquisitions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new rules. Other intangible assets will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, SFAS No. 142 will be effective beginning in the first quarter of 2002. Application of the non-amortization provisions of the new rules in 2001 would have resulted in a decrease in amortization expense of $1.2 million. We are currently performing the required impairment tests of goodwill and indefinite lived intangible assets and do not expect that the adoption of the statement will have a significant impact on our financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." We have adopted SFAS No. 144 as of January 1, 2002 and do not expect that the adoption of the statement will have a significant impact on our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flows. Fluctuations in interest rates on any future variable rate debt instruments, which are tied to the prime rate, would affect our earnings and cash flows but would not affect the fair market value of the variable rate debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K for a listing of our financial statements and related notes thereto. All financial statement schedules are omitted because the required information is not present, not present in material amounts or is presented within the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the headings "Proposal One -- Election of Class I Directors," "Directors," "Executive Officers" and "Section 16 Beneficial Ownership Reporting Compliance" contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Exchange Act") in connection with our 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the headings "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report on Executive Compensation" and "Performance Graph" contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

     The information set forth under the heading "Principal Stockholders and Stock Ownership of Management" contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the headings "Executive Compensation" and "Certain Relationships and Related Transactions" contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2001 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

          (1) The financial statements filed as part of this Annual Report on Form 10-K are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

          (2) All financial statement schedules are omitted because the required information is not present, not present in material amounts or is presented within the financial statements.

          (3) The following documents are filed or incorporated by reference as exhibits to this Annual Report on Form 10-K:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         3.1             -- Fifth Amended and Restated Certificate of Incorporation
                            (incorporated by reference to Exhibit 3.1 to the
                            Company's Amendment No. 2 to Registration Statement on
                            Form S-1 (Registration No. 333-51522) as filed with the
                            Commission on September 13, 2001)
         3.2             -- Second Amended and Restated Bylaws (incorporated by
                            reference to Exhibit 3.2 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-51522) as
                            filed with the Commission on December 8, 2000)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         4.1             -- Form of Common Stock Certificate (incorporated by
                            reference to Exhibit 4.1 to the Company's Amendment No. 1
                            to Registration Statement on Form S-1 (Registration No.
                            333-51522) as filed with the Commission on August 2,
                            2001)
         4.2             -- Second Amended and Restated Registration Rights
                            Agreement, dated July 1, 1998, by and among Odyssey
                            HealthCare, Inc. and the security holders named therein
                            (incorporated by reference to Exhibit 4.3 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-51522) as filed with the Commission
                            on December 8, 2000)
         4.3             -- Rights Agreement (the "Rights Agreement") dated November
                            5, 2001, between Odyssey HealthCare, Inc. and Rights
                            Agent (incorporated by reference to Exhibit 4.1 to the
                            Company's Registration Statement on Form 8-A as filed
                            with the Commission on December 8, 2001)
         4.4             -- Form of Certificate of Designation of Series A Junior
                            Participating Preferred Stock (included as Exhibit A to
                            the Rights Agreement (Exhibit 4.3 hereto))
        10.1.1           -- Amended and Restated Loan and Security Agreement, dated
                            October 2, 2000 (the "Credit Agreement"), by and among
                            Odyssey HealthCare, Inc. and subsidiaries and Heller
                            Healthcare Finance, Inc. (incorporated by reference to
                            Exhibit 10.1.1 to the Company's Registration Statement on
                            Form S-1 (Registration No. 333-51522) as filed with the
                            Commission on December 8, 2000)
        10.1.2           -- First Amendment to the Credit Agreement, dated March 29,
                            2001 (incorporated by reference to Exhibit 10.1.2 to the
                            Company's Amendment No. 1 to Registration Statement on
                            Form S-1 (Registration No. 333-51522) as filed with the
                            Commission on August 2, 2001)
        10.1.3           -- Second Amendment to Credit Agreement, dated May 8, 2001
                            (incorporated by reference to Exhibit 10.1.3 to the
                            Company's Amendment No. 2 to Registration Statement on
                            Form S-1 (Registration No. 333-51522) as filed with the
                            Commission on September 13, 2001)
        10.2             -- Amended and Restated Employment Agreement, effective as of February 28, 2002, by and between Odyssey HealthCare,
                            Inc. and Richard R. Burnham
        10.3             -- Amended and Restated Employment Agreement, effective as of February 28, 2002, by and between Odyssey HealthCare,
                            Inc. and David C. Gasmire
        10.4             -- Amended and Restated Employment Agreement, effective as of February 28, 2002, by and between Odyssey HealthCare,
                            Inc. and Douglas B. Cannon
        10.5.1           -- Odyssey HealthCare, Inc. Stock Option Plan (the "Stock
                            Option Plan") (incorporated by reference to Exhibit 10.5
                            to the Company's Registration Statement on Form S-1
                            (Registration No. 333-51522) as filed with the Commission
                            on December 8, 2000)
        10.5.2           -- First Amendment to the Stock Option Plan, dated January
                            31, 2001 (incorporated by reference to Exhibit 10.5.2 to
                            the Company's Amendment No. 2 to Registration Statement
                            on Form S-1 (Registration No. 333-51522) as filed with
                            the Commission on September 13, 2001)
        10.6             -- 2001 Equity-Based Compensation Plan (incorporated by
                            reference to Exhibit 10.6 to the Company's Amendment No.
                            2 to Registration Statement on Form S-1 (Registration No.
                            333-51522) as filed with the Commission on September 13,
                            2001)
        10.7.1           -- Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company's Amendment No. 2 to
                            Registration Statement on Form S-1 (Registration No.
                            333-51522) as filed with the Commission on September 13,
                            2001)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.7.2           -- First Amendment to Employee Stock Purchase Plan, dated
                            March 6, 2002
        10.8             -- Form of Indemnification Agreement between Odyssey
                            HealthCare, Inc. and its directors and officers
                            (incorporated by reference to Exhibit 10.8 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-51522) as filed with the Commission
                            on December 8, 2000)
        10.9.1           -- Promissory Note and Warrant Purchase Agreement, dated May
                            22, 1998, by and among Odyssey HealthCare, Inc. and the
                            other parties thereto (incorporated by reference to
                            Exhibit 10.10.1 to the Company's Registration Statement
                            on Form S-1 (Registration No. 333-51522) as filed with
                            the Commission on December 8, 2000)
        10.9.2           -- Form of Warrant, dated May 22, 1998 (incorporated by
                            reference to Exhibit 10.10.2 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-51522) as filed with the Commission on December 8,
                            2000)
        10.9.3           -- First Amendment to Warrants, dated December 6, 2000
                            (incorporated by reference to Exhibit 10.10.3 to the
                            Company's Amendment No. 1 to Registration Statement on
                            Form S-1 (Registration No. 333-51522) as filed with the
                            Commission on August 2, 2001)
        21.1             -- Subsidiaries of Odyssey HealthCare, Inc.
        23.1             -- Consent of Ernst & Young LLP

     (b) We filed the following reports on Form 8-K during the quarterly period ended December 31, 2001:

          (1) Current report on Form 8-K (Item 5), dated November 6, 2001, announcing the adoption of our stockholder rights plan and the issuance of one preferred share purchase right with respect to each outstanding share of our common stock.

     (c) The exhibits required by Item 601 of Regulation S-K are filed as part of this Annual Report on Form 10-K.

     (d) The required financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ODYSSEY HEALTHCARE, INC.

                                          By:    /s/ RICHARD R. BURNHAM
                                            ------------------------------------
                                                     Richard R. Burnham
                                                  Chief Executive Officer
                                                 and Chairman of the Board

                                            Date: March 19, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

              /s/ RICHARD R. BURNHAM                    Chief Executive Officer and       March 19, 2002
 ------------------------------------------------     Chairman of the Board (Principal
                Richard R. Burnham                           Executive Officer)


               /s/ DAVID C. GASMIRE                  President, Chief Operating Officer   March 19, 2002
 ------------------------------------------------         and Assistant Secretary
                 David C. Gasmire


              /s/ DOUGLAS B. CANNON                     Senior Vice President, Chief      March 19, 2002
 ------------------------------------------------     Financial Officer, Secretary and
                Douglas B. Cannon                    Treasurer (Principal Financial and
                                                            Accounting Officer)


               /s/ JOHN K. CARLYLE                                Director                March 19, 2002
 ------------------------------------------------
                 John K. Carlyle


                /s/ DAVID W. CROSS                                Director                March 19, 2002
 ------------------------------------------------
                  David W. Cross


              /s/ ALEXANDER MCGRATH                               Director                March 19, 2002
 ------------------------------------------------
                Alexander McGrath


                /s/ MARTIN S. RASH                                Director                March 19, 2002
 ------------------------------------------------
                  Martin S. Rash


               /s/ DAVID L. STEFFY                                Director                March 19, 2002
 ------------------------------------------------
                 David L. Steffy


                 /s/ MARK A. WAN                                  Director                March 19, 2002
 ------------------------------------------------
                   Mark A. Wan

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
ODYSSEY HEALTHCARE, INC.
Report of Ernst & Young LLP, Independent Auditors...........  F-2
Consolidated Balance Sheets as of December 31, 2000 and
  2001......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1999, 2000 and 2001..........................  F-4
Consolidated Statements of Changes in Preferred Stock and
  Stockholders' Equity (Deficit) for the years ended
  December 31, 1999, 2000 and 2001..........................  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 2000 and 2001..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Odyssey HealthCare, Inc.

     We have audited the accompanying consolidated balance sheets of Odyssey HealthCare, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odyssey HealthCare, Inc. and subsidiaries, as of December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                 /s/ ERNST & YOUNG LLP

DALLAS, TEXAS
FEBRUARY 1, 2002

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2000      2001
                                                              --------   -------
                                                                (IN THOUSANDS,
                                                               EXCEPT SHARE AND
                                                              PER SHARE AMOUNTS)
                                     ASSETS

Current assets:
  Cash and cash equivalents.................................  $     98   $20,072
  Short-term investments....................................        --    21,419
  Accounts receivable from patient services, net of
    allowance for uncollectible accounts of $3,140 and
    $3,394 at December 31, 2000 and 2001, respectively......    18,753    25,043
  Deferred tax assets.......................................        --       903
  Other current assets......................................     1,503     1,564
                                                              --------   -------
        Total current assets................................    20,354    69,001
Property and equipment, net.................................     1,603     2,451
Debt issue costs, net and other.............................       126        59
Goodwill, net...............................................    16,762    26,705
                                                              --------   -------
        Total assets........................................  $ 38,845   $98,216
                                                              ========   =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
  Accounts payable..........................................  $  2,290   $ 2,008
  Accrued compensation......................................     1,956     4,685
  Accrued nursing home costs................................     3,460     5,125
  Accrued income taxes......................................       135       834
  Other accrued expenses....................................     3,277     3,418
  Line of credit............................................     6,769        --
  Current maturities of long-term debt and capital lease
    obligations.............................................     4,158     2,568
                                                              --------   -------
        Total current liabilities...........................    22,045    18,638
Long-term debt and capital lease obligations, less current
  maturities................................................     9,384     1,213
Deferred tax liability......................................        --       580
Commitments and contingencies
Minority interest...........................................        --       150
Convertible Preferred Stock, bearing liquidation
  preferences:
  Series A, $.001 par value, cumulative:
    Authorized shares -- 7,009,091; issued and outstanding
     shares -- 6,918,091 at December 31, 2000, net of
     stockholder loans of $171 in 2000......................     4,688        --
  Series B, $.001 par value, cumulative:
    Authorized shares -- 6,519,993; issued and outstanding
     shares -- 6,400,000 at December 31, 2000...............    10,479        --
  Series C, $.001 par value, cumulative:
    Authorized, issued and outstanding shares -- 2,857,137
     at December 31, 2000...................................     5,995        --
Stockholders' equity (deficit):
  Common stock, $.001 par value:
    Authorized shares -- 75,000,000
    Issued and outstanding shares -- 1,981,072 at December
     31, 2000 and 15,253,590 at December 31, 2001...........         2        15
  Additional paid-in capital................................     3,437    77,718
  Deferred compensation.....................................      (944)   (1,411)
  Retained earnings (deficit)...............................   (16,241)    1,313
                                                              --------   -------
        Total stockholders' equity (deficit)................   (13,746)   77,635
                                                              --------   -------
        Total liabilities and stockholders' equity
        (deficit)...........................................  $ 38,845   $98,216
                                                              ========   =======

                            See accompanying notes.

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1999      2000       2001
                                                              -------   -------   --------
                                                                     (IN THOUSANDS,
                                                               EXCEPT PER SHARE AMOUNTS)
Net patient service revenue.................................  $46,460   $85,271   $130,181
Operating expenses:
  Direct hospice care.......................................   24,014    44,964     62,269
  General and administrative (exclusive of $1,113 and $1,112 for the years ended December 31, 2000 and 2001,
     respectively, reported below as stock-based
     compensation charges)..................................   18,873    28,375     42,471
  Stock-based compensation charges..........................       --     1,113      1,112
  Provision for uncollectible accounts......................    2,031     2,708      3,207
  Depreciation and amortization.............................    1,563     1,656      2,211
                                                              -------   -------   --------
                                                               46,481    78,816    111,270
                                                              -------   -------   --------
Income (loss) from operations...............................      (21)    6,455     18,911
Other income (expense):
  Minority interest.........................................       (5)      (46)      (150)
  Interest income...........................................       35        31        239
  Interest expense..........................................   (2,209)   (2,931)    (2,512)
                                                              -------   -------   --------
                                                               (2,179)   (2,946)    (2,423)
                                                              -------   -------   --------
Income (loss) before provision for income taxes and
  extraordinary item........................................   (2,200)    3,509     16,488
Provision for income taxes..................................       --       417      3,231
                                                              -------   -------   --------
Income (loss) before extraordinary item.....................   (2,200)    3,092     13,257
Extraordinary item -- debt extinguishment, net of tax.......       --        --       (361)
                                                              -------   -------   --------
Net income (loss)...........................................   (2,200)    3,092     12,896
Preferred stock dividends...................................   (1,320)   (1,302)    (1,097)
Gain on conversion of preferred securities..................       --        --      5,755
                                                              -------   -------   --------
Net income (loss) available to common stockholders..........  $(3,520)  $ 1,790   $ 17,554
                                                              =======   =======   ========
Net income (loss) per common share:
  Basic net income before extraordinary item................  $ (1.81)  $  0.92   $   4.22
  Extraordinary item -- debt extinguishment, net of tax.....       --        --      (0.09)
                                                              -------   -------   --------
  Basic net income per common share.........................  $ (1.81)  $  0.92   $   4.13
                                                              =======   =======   ========
  Diluted net income before extraordinary item..............  $ (1.81)  $  0.26   $   1.04
  Extraordinary item -- debt extinguishment, net of tax.....       --        --      (0.03)
                                                              -------   -------   --------
  Diluted net income per common share.......................  $ (1.81)  $  0.26   $   1.01
                                                              =======   =======   ========
Weighted average shares outstanding:
  Basic.....................................................    1,943     1,947      4,246
  Diluted...................................................    1,943    11,820     12,720

                            See accompanying notes.

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                                   (DEFICIT)
                             (AMOUNTS IN THOUSANDS)

                                                  CONVERTIBLE PREFERRED STOCK
                                     ------------------------------------------------------
                                         SERIES A           SERIES B           SERIES C                      COMMON STOCK
                                     ----------------   -----------------   ---------------   STOCKHOLDER   ---------------
                                     SHARES   AMOUNT    SHARES    AMOUNT    SHARES   AMOUNT      LOANS      SHARES   AMOUNT
                                     ------   -------   ------   --------   ------   ------   -----------   ------   ------
Balance at January 1, 1999.........  7,009     4,362    6,400       9,199   2,857    5,195       (216)      1,937       2
Series A Convertible Preferred
 Stock dividends...................     --       280       --          --      --       --         --          --      --
Series B Convertible Preferred
 Stock dividends...................     --        --       --         640      --       --         --          --      --
Series C Convertible Preferred
 Stock dividends...................     --        --       --          --      --      400         --          --      --
Issuance of Common Stock
 warrants..........................     --        --       --          --      --       --         --          --      --
Exercise of stock options..........     --        --       --          --      --       --         --           9      --
Net loss...........................     --        --       --          --      --       --         --          --      --
                                     ------   -------   ------   --------   ------   ------      ----       ------    ---
Balance at December 31, 1999.......  7,009     4,642    6,400       9,839   2,857    5,595       (216)      1,946       2
Exercise of stock options..........     --        --       --          --      --       --         --          35      --
Cancellation of Series A
 Convertible Preferred Stock.......    (91)      (45)      --          --      --       --         45          --      --
Series A Convertible Preferred
 Stock dividends, net of dividends
 on cancelled stock................     --       262       --          --      --       --         --          --      --
Series B Convertible Preferred
 Stock dividends...................     --        --       --         640      --       --         --          --      --
Series C Convertible Preferred
 Stock dividends...................     --        --       --          --      --      400         --          --      --
Deferred compensation related to
 stock options.....................     --        --       --          --      --       --         --          --      --
Amortization of deferred
 compensation......................     --        --       --          --      --       --         --          --      --
Net income.........................     --        --       --          --      --       --         --          --      --
                                     ------   -------   ------   --------   ------   ------      ----       ------    ---
Balance at December 31, 2000.......  6,918    $4,859    6,400    $ 10,479   2,857    5,995       (171)      1,981       2
Series A Convertible Preferred
 Stock dividends...................     --       231       --          --      --       --         --          --      --
Series B Convertible Preferred
 Stock dividends...................     --        --       --         533      --       --         --          --      --
Series C Convertible Preferred
 Stock dividends...................     --        --       --          --      --      333         --          --      --
Proceeds from initial public
 offering..........................     --        --       --          --      --       --         --       4,140       4
Preferred stock conversion in
 connection with initial public
 offering..........................  (6,918)  (5,090)   (6,400)   (11,012)  (2,857)  (6,328)       --       8,088       8
Forgiveness of stockholder loans...     --        --       --          --      --       --        171          --      --
Deferred compensation related to
 stock options.....................     --        --       --          --      --       --         --          --      --
Amortization of deferred
 compensation......................     --        --       --          --      --       --         --          --      --
Exercise of stock options..........     --        --       --          --      --       --         --          55      --
Exercise of stock warrants.........     --        --       --          --      --       --         --         990       1
Net income.........................     --        --       --          --      --       --         --          --      --
                                     ------   -------   ------   --------   ------   ------      ----       ------    ---
Balance at December 31, 2001.......     --        --       --          --      --       --         --       15,254    $15
                                     ======   =======   ======   ========   ======   ======      ====       ======    ===


                                     ADDITIONAL                  RETAINED        TOTAL
                                      PAID-IN       DEFERRED     EARNINGS    STOCKHOLDERS'
                                      CAPITAL     COMPENSATION   (DEFICIT)      EQUITY
                                     ----------   ------------   ---------   -------------
Balance at January 1, 1999.........    1,18 9            --       (14,511)      (13,320)
Series A Convertible Preferred
 Stock dividends...................        --            --          (280)         (280)
Series B Convertible Preferred
 Stock dividends...................        --            --          (640)         (640)
Series C Convertible Preferred
 Stock dividends...................        --            --          (400)         (400)
Issuance of Common Stock
 warrants..........................       181            --            --           181
Exercise of stock options..........         2            --            --             2
Net loss...........................        --            --        (2,200)       (2,200)
                                      -------       -------      --------      --------
Balance at December 31, 1999.......    1,37 2            --       (18,031)      (16,657)
Exercise of stock options..........         8            --            --             8
Cancellation of Series A
 Convertible Preferred Stock.......        --            --            --            --
Series A Convertible Preferred
 Stock dividends, net of dividends
 on cancelled stock................        --            --          (262)         (262)
Series B Convertible Preferred
 Stock dividends...................        --            --          (640)         (640)
Series C Convertible Preferred
 Stock dividends...................        --            --          (400)         (400)
Deferred compensation related to
 stock options.....................     2,057        (2,057)           --            --
Amortization of deferred
 compensation......................        --         1,113            --         1,113
Net income.........................        --            --         3,092         3,092
                                      -------       -------      --------      --------
Balance at December 31, 2000.......     3,437          (944)      (16,241)      (13,746)
Series A Convertible Preferred
 Stock dividends...................        --            --          (231)         (231)
Series B Convertible Preferred
 Stock dividends...................        --            --          (533)         (533)
Series C Convertible Preferred
 Stock dividends...................        --            --          (333)         (333)
Proceeds from initial public
 offering..........................    56,000            --            --        56,004
Preferred stock conversion in
 connection with initial public
 offering..........................    16,667            --         5,755        22,430
Forgiveness of stockholder loans...        --            --            --            --
Deferred compensation related to
 stock options.....................     1,579        (1,579)           --            --
Amortization of deferred
 compensation......................        --         1,112            --         1,112
Exercise of stock options..........        36            --            --            36
Exercise of stock warrants.........        (1)           --            --            --
Net income.........................        --            --        12,896        12,896
                                      -------       -------      --------      --------
Balance at December 31, 2001.......   $77,718       $(1,411)     $  1,313      $ 77,635
                                      =======       =======      ========      ========

                            See accompanying notes.

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                 1999          2000           2001
                                                              -----------   -----------   ------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
Operating Activities
  Net income (loss).........................................   $ (2,200)     $  3,092      $  12,896
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Extraordinary item-debt extinguishment.................         --            --            572
     Forgiveness of stockholder loans.......................         --            --            171
     Depreciation and amortization..........................      1,563         1,656          2,211
     Amortization of deferred charges and debt discount.....        128           189            173
     Stock-based compensation...............................         --         1,113          1,112
     Minority interest......................................         --            --            150
     Deferred tax expense...................................         --            --           (323)
     Provision for uncollectible accounts...................      2,031         2,707          3,207
     Changes in operating assets and liabilities, net of
       acquisitions:
       Accounts receivable..................................     (4,660)       (8,671)        (9,242)
       Other current assets.................................       (137)         (814)          (623)
       Accounts payable, accrued nursing home costs and
          other accrued expenses............................      1,687         4,248          4,652
                                                               --------      --------      ---------
          Net cash provided by (used in) operating
            activities......................................     (1,588)        3,520         14,956
Investing Activities
  Cash paid for acquisitions................................     (4,803)         (825)        (7,845)
  Increase in short-term investments........................         --            --        (21,419)
  Purchases of property and equipment.......................       (537)         (678)        (1,737)
                                                               --------      --------      ---------
       Net cash used in investing activities................     (5,340)       (1,503)       (31,001)
Financing Activities
  Proceeds from issuance of common stock....................          2             9         56,616
  Proceeds from issuance of common stock warrants...........        181            --             --
  Proceeds from issuance of debt............................     46,568        89,426        116,893
  Payments on debt..........................................    (40,049)      (91,628)      (137,490)
  Payment of debt issue costs...............................         --          (100)            --
                                                               --------      --------      ---------
       Net cash provided by (used in) financing
          activities........................................      6,702        (2,293)        36,019
                                                               --------      --------      ---------
Net increase (decrease) in cash and cash equivalents........       (226)         (276)        19,974
Cash and cash equivalents, beginning of period..............        600           374             98
                                                               --------      --------      ---------
Cash and cash equivalents, end of period....................   $    374      $     98      $  20,072
                                                               ========      ========      =========
Supplemental Cash Flow Information
  Cash interest paid........................................   $  2,444      $  2,583      $   2,698
  Income taxes paid.........................................   $     --      $    282      $   2,526
  Equipment financed under capital leases...................   $     73      $     --      $      --

                            See accompanying notes.

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     The Company was incorporated on August 29, 1995 in the state of Delaware and, as of December 31, 2001, had 42 locations serving patients and their families in 21 states, with significant operations in Texas, California and Arizona.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Odyssey HealthCare, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash and cash equivalents include currency, checks on hand and overnight repurchase agreements of government securities. Short-term investments primarily include money market funds and debt securities with initial maturities between 180 days and one year.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. Management estimates that the carrying amounts of the Company's financial instruments included in the accompanying consolidated balance sheets are not materially different from their fair values.

  ACCOUNTS RECEIVABLE

     Accounts receivable represents amounts due from patients, third-party payors (principally the Medicare and Medicaid programs), and others for services rendered based on payment arrangements specific to each payor. Approximately 85.6% and 91.2% of the accounts receivable at December 31, 2000 and 2001, respectively, represent amounts due from the Medicare and Medicaid programs.

  GOODWILL

     Goodwill represents the excess of cost over fair value of the net assets acquired in acquisitions. Goodwill is amortized on a straight-line basis over the period of benefit, which is estimated to be 20 years. During the Company's 1999 review of its intangible assets, it was determined that the useful life of goodwill should be changed from 25 to 20 years. The amortization period was adjusted accordingly, which resulted in an increase in amortization expense of $0.2 million for the year ended December 31, 1999. Accumulated amortization totaled $1.7 million and $2.9 million, as of December 31, 2000 and 2001, respectively.

     On an ongoing basis, the Company reviews the carrying value of its intangible assets in light of any events or circumstances that indicate they may be impaired or that the amortization period may need to be adjusted. If such circumstances suggest the intangible value cannot be recovered, calculated based on undiscounted cash flows over the remaining amortization period, the carrying value of the intangible will be reduced by such

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES shortfall based on discounted cash flows. As of December 31, 2000 and 2001, the Company does not believe there is any indication that the carrying value or the amortization period of its intangible assets needs to be adjusted.

     There has been no amortization taken on acquisitions acquired after June 30, 2001.

     During March 1999, the Company closed a hospice facility in Minnesota and wrote off the remaining goodwill related to the purchase of the facility of $0.2 million during 1999.

  NET PATIENT SERVICE REVENUE

     Net patient service revenue is reported at the estimated net realizable amounts from patients, Medicare, Medicaid, commercial insurance and managed care payors and others for services rendered. Payors may determine that the services provided are not covered and do not qualify for payment or, for commercial payors, that payments are subject to usual and customary rates. To determine net patient service revenue, management adjusts gross patient service revenue for estimated payment denials and contractual adjustments based on historical experience. Changes in the estimate will be adjusted in future periods as the payments are determined. The percentage of net patient service revenue derived under the Medicare and Medicaid programs was 94.1%, 95.6% and 97.2% for the years ended December 31, 1999, 2000 and 2001, respectively.

     The Company is subject to limits for payments for routine home care and for inpatient services. Routine home care, which represented about 88.7% of gross patient service revenue in 2001, is subject to limits based on aggregate length of stay by hospice provider for the year, and the limit by hospice provider is effective for average lengths of stay in excess of 180 days. For inpatient services, which represented about 9.0% of gross patient service revenue in 2001, the limit is based on inpatient care days. If inpatient care days provided to patients at a hospice exceeded 20% of the total days of hospice care provided for the year, then payment for days in excess of this limit are paid for at the routine home care rate. None of the Company's hospices exceeded the payment limits on routine home care or inpatient services in 1999, 2000, or 2001.

     Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

  CHARITY CARE

     The Company provides charity care to patients without charge when management of the hospice has determined that the patient does not have the financial capability to pay, which is determined at or near the time of admission. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported as revenue.

     Charity care, based on established charges, amounted to $0.6 million, $0.4 million and $0.9 million for the years ended December 31, 1999, 2000 and 2001, respectively.

  PROPERTY AND EQUIPMENT

     Property and equipment, including improvements to existing facilities, are recorded at cost. Depreciation and amortization are calculated principally using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for major asset categories are three years for leasehold improvements, three to five years for equipment and computer software, and five years for office furniture. Leased assets are

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES amortized over the shorter of the lease term or their respective estimated useful life. Amortization of assets under capital lease obligations is included in depreciation and amortization expense.

  STOCK-BASED COMPENSATION

     The Company has elected to follow the Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock options. As such, the Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is measured as the excess of the deemed fair value of the Company's stock at the date of the grant over the option exercise price and is charged to operations over the vesting period using the graded method.

  NET INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per common share is computed by dividing net income
(loss) less the annual Series A, Series B and Series C Convertible Preferred Stock dividends, where applicable, by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period plus the effect of dilutive securities, giving effect to the conversion of the convertible preferred stock (using the if-converted method), where applicable, and employee stock options and outstanding warrants (using the treasury stock method and considering the effect of unrecognized deferred compensation charges).

     The accumulated dividends on the Series A, Series B and Series C Convertible Preferred Stock were reversed in 2001 as they are no longer payable due to the mandatory conversion of the convertible preferred stock in connection with the Company's initial public offering. The Company has accounted for the reversal in accordance with Emerging Issues Task Force Topic No. D-42 "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" and recognized a gain to common stockholders totaling $5.8 million. This gain was used in the computation of basic net income per common share.

  INCOME TAXES

     The Company accounts for income taxes using the liability method as required by Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (FAS 109). Under the liability method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse.

  GENERAL AND PROFESSIONAL LIABILITY INSURANCE

     The Company maintains general liability and professional liability insurance coverage on a claims-made basis in fiscal 2001, and on an occurrence basis in fiscal 2000 and prior years, with limits of liability of $1.0 million per occurrence and $3.0 million in the aggregate. The Company has recorded a liability for its estimated exposure to incurred but not reported claims. The Company also maintains general liability and umbrella coverage with a limit of $20.0 million.

  NURSING HOME COSTS

     For patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, the Company contracts with nursing homes for the nursing homes' provision to patients of room and board services. The state must pay the Company, in addition to the applicable Medicare

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES or Medicaid hospice daily or hourly rate, an amount equal to at least 95% of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. Under the Company's standard nursing home contracts, the Company pays the nursing home for these room and board services at the Medicaid daily nursing home rate. Nursing home costs are offset by nursing home revenue, and the net amount is included in direct hospice care expenses. Nursing home costs totaled $8.5 million, $16.8 million and $25.6 million for the years ended December 31, 1999, 2000 and 2001, respectively. Nursing home revenue totaled $8.2 million, $16.2 million and $25.1 million for the years ended December 31, 1999, 2000 and 2001, respectively.

  ADVERTISING COSTS

     The Company expenses all advertising costs as incurred, which totaled approximately $0.2 million for the each of the years ended December 31, 1999, 2000 and 2001.

  SEGMENT INFORMATION

     The Company evaluates the performance and allocates resources of its hospice locations based on current operations and market assessments on a hospice-by-hospice basis. The Company does not have a concentration of operations geographically.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new rules. Other intangible assets will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, SFAS No. 142 will be effective beginning in the first quarter of 2002. Application of the non-amortization provisions of the new rules in 2001 would have resulted in a decrease in amortization expense of $1.2 million. The Company is currently performing the required impairment tests of goodwill and indefinite lived intangible assets and does not expect that the adoption of the statement will have a significant impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company has adopted SFAS No. 144 as of January 1, 2002 and does not expect that the adoption of the statement will have a significant impact on the Company's financial position or results of operations.

  RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform to the 2001 presentation.

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

2.  INITIAL PUBLIC OFFERING

     On November 5, 2001, the Company completed its initial public offering at $15.00 per share (Offering). The Company sold 4.1 million shares (including 0.5 million shares issued upon the exercise of the underwriter's option to purchase such shares to cover overallotments). The Company received $56.0 million in net proceeds from the Offering, of which $7.1 million was used to repay the Company's outstanding borrowings under its revolving line of credit, including unpaid interest thereon, and $10.6 million was used to repay the Company's 12% senior subordinated notes. The remaining proceeds will be used to finance potential acquisitions of hospices, to develop new hospice locations and for other general corporate purposes. Upon completion of the Offering, the Company forgave the repayment of promissory notes payable to it by Richard R. Burnham, the Company's Chief Executive Officer, and David C. Gasmire, the Company's President and Chief Operating Officer. The Company recorded a compensation charge of $0.2 million in connection with the forgiveness of these notes in the fourth quarter of 2001. Upon the closing of the Offering, the preferred stock was mandatorily converted to 8.1 million shares of common stock. The accumulated dividends, which were not payable in the event of a mandatory conversion, were reversed and no additional dividends will be accrued or recorded subsequent to the Offering. In November 2001 and in connection with the Offering, 1.0 million shares of common stock were issued upon exercise of warrants originally issued by the Company in connection with the original issuance of its 12% senior subordinated notes.

3.  ACQUISITIONS

     The Company has made acquisitions to expand its base of hospice locations.

  1999 ACQUISITIONS

     On May 25, 1999, the Company purchased all the assets and business of Quality Continuum Hospice (Westminster) and Quality Health Services Hospice (Riverside), two hospices in Orange County (Garden Grove), California and Riverside, California. The purchase price, including transaction costs, totaled $0.9 million. Assets acquired include furniture and fixtures and goodwill of $0.9 million.

     On November 1, 1999, the Company purchased all the assets and business of six hospices, including three inpatient facilities from Dignita Hospice Care, LLC (Dignita), three located in Phoenix, Arizona, two located in Tucson, Arizona, and one located in San Diego, California. The purchase price totaled $7.3 million, which includes a note payable of $2.5 million, and an additional payment of $0.8 million due to the seller if the six facilities' net revenue and earnings before interest, depreciation and amortization expense exceeded certain thresholds as defined in the purchase agreement. Management met these thresholds and, as of December 31, 2000, $0.8 million was earned and the liability was reflected in other accrued expenses in the consolidated balance sheet. This liability was paid in full on January 3, 2001. Of the additional payment, $0.1 million and $0.2 million were recognized as compensation expense in 1999 and 2000, respectively, because of an employment requirement with a former owner of Dignita who was employed through June 2000. Assets acquired include property and equipment of $0.3 million and goodwill of $6.7 million.

  2000 ACQUISITION

     On November 20, 2000, the Company purchased all the assets and business of Hospice Services of California, Inc., a hospice in Los Angeles (Culver City), California. The purchase price, including transaction costs, totaled $1.2 million, which included a note payable of $0.5 million. Assets acquired include furniture and fixtures and goodwill of $1.2 million.

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

  2001 ACQUISITIONS

     On February 1, 2001, the Company purchased all assets and business of the Comforter of Colorado, LLC, a hospice in Colorado Springs, Colorado. The purchase price, including transaction costs, totaled $0.7 million. Assets acquired include furniture and fixtures and goodwill of $0.7 million.

     On April 1, 2001, the Company purchased all assets and business of Hospice Health Services, Inc., a hospice in Charleston, South Carolina. The purchase price, including transaction costs, totaled $0.7 million, which included a note payable of $0.3 million and assumed liabilities of $0.1 million. Assets acquired include furniture and fixtures and goodwill of $0.6 million.

     On April 1, 2001, the Company purchased all assets and business of Crossroads Hospice of Arkansas, LLC, a hospice in Little Rock, Arkansas. The purchase price, including transaction costs, totaled $2.8 million, which included a note payable of $1.0 million. Assets acquired include furniture and fixtures and goodwill of $2.7 million.

     On June 1, 2001, the Company purchased all assets and business of Viator Healthcare, LP, a hospice in Pittsburgh, Pennsylvania. The purchase price, including transaction costs, totaled $2.5 million, which included a note payable of $0.5 million. Assets acquired include goodwill of $2.5 million.

     On July 1, 2001, the Company purchased all assets and business of Alternative Healthcare System, Inc., a hospice in Beaumont, Texas. The purchase price, including transaction costs, totaled $1.5 million, which included a note payable of $0.6 million. Assets acquired include goodwill of $1.5 million.

     On September 1, 2001, the Company purchased all assets and business of Trinity Health Ventures, Inc., a hospice in San Bernardino, California. The purchase price, including transaction costs, totaled $1.5 million, which included a note payable of $0.2 million. Assets acquired include furniture and fixtures and goodwill of $1.5 million.

     On December 1, 2001, the Company purchased all of the stock of Community Care Hospice, a hospice in Odessa, Texas. The purchase price, including transaction costs, totaled $1.7 million, which included a note payable of $0.5 million. Assets and liabilities acquired included cash and short-term investments of $0.4 million, accounts receivable of $0.3 million, goodwill of $1.6 million, liabilities of $0.3 million and notes payable of $0.2 million.

     All acquisitions were accounted for under the purchase method of accounting. The results of operations have been included in the consolidated financial statements of the Company from the dates of acquisition.

     Unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 1999, 2000 and 2001 are presented below. Such pro forma presentation has been prepared assuming

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES that the acquisitions described above have been made as of January 1 of the year preceding the year of acquisition:

                                                            YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1999       2000        2001
                                                        --------   ---------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE
                                                                    AMOUNTS)
Pro forma net patient service revenue.................  $62,630    $102,223    $138,939
Pro forma net income (loss)...........................   (2,247)      4,404      13,305
Pro forma net income (loss) per common share:
  Basic net income before extraordinary item..........  $ (1.84)   $   1.59    $   4.32
  Extraordinary item -- debt extinguishment, net of
     tax..............................................       --          --       (0.09)
                                                        -------    --------    --------
  Basic net income available to common stockholders...  $ (1.84)   $   1.59    $   4.23
                                                        =======    ========    ========
  Diluted net income before extraordinary item........  $ (1.84)   $   0.37    $   1.08
  Extraordinary item -- debt extinguishment, net of
     tax..............................................       --          --       (0.03)
                                                        -------    --------    --------
  Diluted net income available to common
     stockholders.....................................  $ (1.84)   $   0.37    $   1.05
                                                        =======    ========    ========

4.  HOSPICE OF HOUSTON

     The Company entered into an exchange agreement on September 30, 1998, whereby Hospice Management Partners, Inc. (HMPI), and Hospice Associates of America, Inc. (HAOA) conveyed their limited partnership (66%) and general partnership (1%) interests in Hospice of Houston, L.P. (the Partnership), to the Company. The Company agreed to contribute all of its Houston operations to the Partnership, which included the assignment of contracts and the existing office space lease, although this has not been completed as of December 31, 2001. On September 30, 1998, a management services agreement was executed between the Partnership and the Company whereby the Company receives a management fee of 5% of net revenue of the Partnership in exchange for assistance in the day-to-day management, administration, and marketing of the Partnership. The Partnership has been consolidated with the Company and the Company's Houston operations are considered part of the Partnership. San Jacinto Methodist Hospital (San Jacinto) holds the remaining 33% interest in the Partnership, and San Jacinto's share of the cumulative net loss has been recorded in other assets ($0.6 million at December 31, 2000) from San Jacinto in accordance with the terms of the Partnership agreement. The Company has provided an allowance against the minority interest asset of $0.6 million at December 31, 2000, due to uncertainties regarding its recoverability. At December 31, 2001, the Company has recorded $0.2 million as a liability on the balance sheet for amounts owed to San Jacinto. Minority interest was $(5,000), $(46,000) and $(150,000) for the years ended December 31, 1999, 2000, 2001, respectively, and is included in Other Income (Expense) on the statement of operations.

5.  PREFERRED STOCK

     Prior to the Offering, the Series A, Series B, and Series C Convertible Preferred Stock was convertible, at the option of the holder, to Common Stock at any time, subject to certain conditions. The Series A, Series B, and Series C Convertible Preferred Stock also was subject to mandatory conversion into Common Stock upon certain conditions, including the issuance of Common Stock in an initial public offering where the aggregate price paid for such shares by the public was equal to or greater than $20.0 million at a per share price of at least $6.00 and, in the case of a liquidation, dissolution or winding up of the Company, the amounts to be received by the holders of the Series A, Series B, and Series C Convertible Preferred Stock are in excess of the Liquidation Preference Payments. Upon conversion, one share of each of the Series A, Series B and Series C Convertible Preferred Stock was exchanged for one-half share of common stock. As of December 31, 2000, the Series A, Series B and Series C Convertible Preferred Stock balances included cumulative dividends of

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

$1.1 million, $2.5 million and $1.0 million, respectively. As of October 31, 2001, the date of the Offering, the Series A, Series B and Series C Convertible Preferred Stock balances included cumulative dividends of $1.4 million, $3.0 million and $1.4 million, respectively. Upon closing of the Offering, the preferred stock was mandatorily converted to 8.1 million shares of common stock. The accumulated dividends, which were not payable in the event of a mandatory conversion, were reversed and no additional dividends have been accrued or recorded subsequent to the Offering.

6.  COMMON STOCK

     On August 8, 2001, the Company completed a one for two reverse stock split of its common stock. The accompanying consolidated financial statements and notes thereto have been restated for all periods presented to reflect the reverse stock split.

7.  WARRANTS

  COMMON STOCK

     In conjunction with the senior subordinated notes issued on July 1, 1998, the Company issued stock warrants to purchase 0.9 million shares of common stock. On January 1, 1999, the Company issued additional stock warrants to purchase 0.1 million shares of common stock in connection with the senior subordinated notes. The exercise price of the stock warrants was $0.02 per share and was adjusted from time to time as provided in the respective stock warrant agreement. The warrants were valued at fair value, as determined by the Company, at $0.9 million on July 1, 1998 and $0.2 million on January 1, 1999. This was recorded as a discount on the senior subordinated notes, which was being amortized over the term of the debt. In November 2001, and in connection with the Offering, 1.0 million shares of common stock were issued upon exercise of these warrants.

  SERIES B CONVERTIBLE PREFERRED STOCK

     In connection with the issuance of the $1.5 million convertible promissory notes as of May 22, 1998, the Company issued Series B warrants to the lenders to purchase 0.1 million shares of Series B Convertible Preferred Stock for consideration of $0.025 per share. The warrants were valued at fair value, as determined by the Company, at $0.2 million. This was recorded as a discount on the convertible promissory notes as of December 31, 1998. The exercise price of the stock warrants is $1.25 and has been adjusted from time to time as provided in the warrant purchase agreement. In December 2000, the warrants were amended such that upon completion of an initial public offering where the aggregate price paid for such shares by the public is equal to or greater than $20.0 million at a per share price of at least $6.00, the warrants will be exercisable to purchase 0.1 million shares of the Company's common stock at an exercise price of $2.50 per share. This amendment eliminated the possibility of any additional shares of Series B Convertible Preferred Stock becoming outstanding after the completion of an initial public offering and did not provide the holders of the warrants any additional rights and, accordingly, no additional expense was recorded. Series B Convertible Preferred Stock warrants to purchase 37,338 shares of common stock remained outstanding as of December 31, 2001, and the remaining Series B Convertible Preferred Stock warrants were exercised in 2001 subsequent to the initial public offering.

8.  STOCK OPTIONS

     The Company no longer grants options under the Odyssey HealthCare, Inc. Stock Option Plan (Stock Option Plan). During 2001, the Company adopted the 2001 Equity-Based Compensation Plan (Compensation Plan). Awards of stock options under the Compensation Plan shall not exceed the lesser of 100,000,000 shares, or 10% of the total number of shares of common stock then outstanding, assuming the

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES exercise of all outstanding options, warrants and the conversion or exchange or exercise of all securities convertible into or exchangeable or exercisable for common stock.

     At December 31, 2001 there were 1,051,063 options and 347,500 options outstanding under the Stock Option Plan and Compensation Plan, respectively, with exercise prices ranging from $0.10 to $16.20 per share. All options granted have five to ten-year terms and vest over a five-year period.

     At December 31, 2000, 26,112 shares were available for issuance under the Stock Option Plan. At December 31, 2001, 1,321,449 shares were available for issuance under the Compensation Plan.

     A summary of stock option activity follows:

                                                          WEIGHTED AVERAGE
                                                           EXERCISE PRICE       OPTIONS
                                                          ----------------   --------------
                                                                             (IN THOUSANDS)
Options outstanding at January 1, 1999..................       $ 0.80              522
  Granted...............................................         1.00              289
  Canceled..............................................         1.00             (139)
  Exercised.............................................         0.26               (9)
                                                                                 -----
Options outstanding at December 31, 1999................         0.84              663
  Granted...............................................         1.68              406
  Canceled..............................................         0.94              (80)
  Exercised.............................................         0.24              (36)
                                                                                 -----
Options outstanding at December 31, 2000................         1.16              953
  Granted...............................................        12.79              532
  Cancelled.............................................         4.08              (32)
  Exercised.............................................         0.68              (54)
                                                                                 -----
Options outstanding at December 31, 2001................         5.48            1,399
                                                                                 =====

     The following table summarizes the stock options outstanding as of December 31, 2001:

                                                    WEIGHTED AVERAGE                   NUMBER
                                                       REMAINING         NUMBER       UNVESTED
EXERCISE                                NUMBER      CONTRACTUAL LIFE   VESTED AND      AND NOT
PRICE                                 OUTSTANDING       (YEARS)        EXERCISABLE   EXERCISABLE
--------                              -----------   ----------------   -----------   -----------
                                                        (AMOUNTS IN THOUSANDS)
$ 0.10..............................       110            4.91             108             2
  1.00..............................       654            6.77             320           334
  1.10..............................         3            8.33               1             2
  3.10..............................       220            8.86              89           131
  7.00..............................        26            9.33              --            26
 13.00..............................        39            9.67              --            39
 16.20..............................       347            9.92               7           340
                                         -----                             ---           ---
                                         1,399            7.98             525           874
                                         =====                             ===           ===

     During the years ended December 31, 2000 and 2001, the Company recorded aggregate deferred compensation for employees of $2.1 million and $3.6 million, respectively, representing the difference between the exercise prices of stock options granted in fiscal year 2000 under the Stock Option Plan and the then deemed fair value of the common stock prior to our initial public offering. These amounts are being amortized

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES as charges to operations, using the graded method. Under the graded method, approximately 46%, 26%, 15%, 9% and 4%, respectively, of each options compensation expense is recognized in each of the five years following the date of the grant. For both the years ended December 31, 2000 and 2001, the Company amortized $1.1 million of deferred compensation.

     Pro forma information regarding net income (loss) is required by SFAS No. 123, which requires that the information be determined as if the Company has accounted for its employee stock options granted during the fiscal periods ended December 31, 1999, 2000 and 2001, under the fair value method of SFAS No. 123. The deemed fair value for options granted prior to the initial public offering was estimated at the date of grant using the minimum value option valuation model, which assumes the stock price has no volatility since the common stock was not publicly traded at the time of grant. The deemed fair value for options granted after the initial public offering was estimated at the date of grant using the Black-Scholes Model, which considers stock volatility. The following assumptions were used to calculate the deemed fair value of the option awards at the date of grant: no dividend payouts expected, expected option life of six years, expected volatility of 0.59 and a risk free interest rate averaging 6.10%. The weighted average deemed fair value of the options granted was $0.55, $2.75 and $9.85 in the years ended December 31, 1999, 2000 and 2001, respectively.

     The minimum value option valuation model and the Black-Scholes model were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because, among other things, changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. For purposes of pro forma disclosures, the deemed fair value of the options is amortized to expense over the vesting periods.

     If compensation cost for the Company's stock-based compensation plan had been determined based on the deemed fair value at the grant date for awards under this plan consistent with the method provided for under FAS 123, then the Company's net income (loss) would have been as indicated in the pro forma amounts below:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1999      2000     2001
                                                           -------   ------   -------
                                                                 (IN THOUSANDS,
                                                           EXCEPT PER SHARE AMOUNTS)
Net income (loss):
  As reported............................................  $(2,200)  $3,092   $12,896
  Pro forma..............................................   (2,275)   3,029    13,116
Basic net income (loss) per common share:
  As reported
     Basic net income before extraordinary item..........  $ (1.81)  $ 0.92   $  4.22
     Extraordinary item -- debt extinguishment, net of
       tax...............................................       --       --     (0.09)
                                                           -------   ------   -------
     Basic net income available to common stockholders...  $ (1.81)  $ 0.92   $  4.13
                                                           =======   ======   =======
  Pro forma
     Basic net income before extraordinary item..........  $ (1.85)  $ 0.89   $  4.19
     Extraordinary item -- debt extinguishment, net of
       tax...............................................       --       --     (0.09)
                                                           -------   ------   -------
     Basic net income available to common stockholders...  $ (1.85)  $ 0.89   $  4.10
                                                           =======   ======   =======

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1999      2000     2001
                                                           -------   ------   -------
                                                                 (IN THOUSANDS,
                                                           EXCEPT PER SHARE AMOUNTS)
Diluted net income (loss) per common share:
As reported
  Diluted net income before extraordinary item...........  $ (1.81)  $ 0.26   $  1.04
  Extraordinary item -- debt extinguishment, net of
     tax.................................................       --       --     (0.03)
                                                           -------   ------   -------
  Diluted net income available to common stockholders....  $ (1.81)  $ 0.26   $  1.01
                                                           =======   ======   =======
Pro forma
  Diluted net income before extraordinary item...........  $ (1.85)  $ 0.26   $  1.03
  Extraordinary item -- debt extinguishment, net of
     tax.................................................       --       --     (0.03)
                                                           -------   ------   -------
  Diluted net income available to common stockholders....  $ (1.85)  $ 0.26   $  1.00
                                                           =======   ======   =======

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

9.  NET INCOME (LOSS) PER COMMON SHARE

     The following table presents the calculation of basic and diluted net income (loss) per common share:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      2000      2001
                                                              -------   -------   -------
                                                                    (IN THOUSANDS,
                                                               EXCEPT PER SHARE AMOUNTS)
Numerator
  Net income (loss).........................................  $(2,200)  $ 3,092   $13,257
  Extraordinary item -- debt extinguishment, net of tax.....       --        --      (361)
                                                              -------   -------   -------
  Net income (loss).........................................   (2,200)    3,092    12,896
  Series A, B and C Preferred Stock Dividends...............   (1,320)   (1,302)   (1,097)
  Gain on conversion of preferred securities................       --        --     5,755
                                                              -------   -------   -------
  Numerator for basic earnings per share -- income available
     to common stockholders.................................   (3,520)    1,790    17,554
  Effect of dilutive securities:
     Series A, B and C Preferred Stock dividends............       --     1,302     1,097
     Gain on conversion of preferred securities.............       --        --    (5,755)
                                                              -------   -------   -------
  Numerator for diluted net income (loss) per share -- net
     income (loss) available to common stockholders after
     assumed or actual conversions..........................  $(3,520)  $ 3,092   $12,896
                                                              =======   =======   =======
Denominator
  Denominator for basic net income per share -- weighted
     average shares.........................................    1,943     1,947     4,246
  Effect of dilutive securities:
     Employee stock options.................................       --       773       833
     Series A, B and C Preferred Stock......................       --     8,088     6,714
     Series B Preferred Stock Warrants convertible to common
       stock................................................       --        43       106
     Common stock warrants..................................       --       969       821
                                                              -------   -------   -------
  Denominator for diluted net income (loss) per
     share -- adjusted weighted average shares and assumed
     or actual conversions..................................    1,943    11,820    12,720
                                                              =======   =======   =======
Net income (loss) per common share:
  Basic net income before extraordinary item................  $ (1.81)  $  0.92   $  4.22
  Extraordinary item -- debt extinguishment, net of tax.....       --        --     (0.09)
                                                              -------   -------   -------
  Basic net income available to common stockholders.........  $ (1.81)  $  0.92   $  4.13
                                                              =======   =======   =======
  Diluted net income before extraordinary item..............  $ (1.81)  $  0.26   $  1.04
  Extraordinary item -- debt extinguishment, net of tax.....       --        --     (0.03)
                                                              -------   -------   -------
  Diluted net income available to common stockholders.......  $ (1.81)  $  0.26   $  1.01
                                                              =======   =======   =======

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

10.  ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

     The allowance for uncollectible accounts for patient accounts receivable is as follows:

                                          BALANCE AT    PROVISION FOR   WRITE-OFFS,
                                         BEGINNING OF   UNCOLLECTIBLE     NET OF      BALANCE AT
                                             YEAR         ACCOUNTS      RECOVERIES    END OF YEAR
                                         ------------   -------------   -----------   -----------
                                                              (IN THOUSANDS)
Year ended December 31, 1999...........     $  923         $2,031         $(1,869)      $1,085
Year ended December 31, 2000...........     $1,085         $2,708         $  (653)      $3,140
Year ended December 31, 2001...........     $3,140         $3,207         $(2,953)      $3,394

11.  PROPERTY AND EQUIPMENT

     Property and equipment is as follows:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     2001
                                                              ------   ------
                                                              (IN THOUSANDS)
Office furniture............................................  $  850   $1,095
Computer hardware...........................................   1,474    1,323
Computer software...........................................     466      664
Equipment...................................................     185    1,240
Motor vehicles..............................................      47       94
Leasehold improvements......................................     476      909
                                                              ------   ------
                                                               3,498    5,325
Less accumulated depreciation and amortization..............   1,895    2,874
                                                              ------   ------
                                                              $1,603   $2,451
                                                              ======   ======

     Assets under capital lease obligations are $0.9 million at both December 31, 2000 and 2001, and accumulated amortization is $0.8 million and $0.9 million at December 31, 2000 and 2001, respectively. Depreciation and amortization expense includes amortization expense on assets under capital lease obligations totaling $0.3 million, $0.3 million and $0.1 million for the years ended December 31, 1999, 2000 and 2001, respectively.

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

12.  LINE OF CREDIT, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Line of credit, long-term debt and capital lease obligations consists of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      2001
                                                              -------   ------
                                                               (IN THOUSANDS)
Revolving $20 million line of credit, bearing interest at
  prime plus 1% (10.5% at December 31, 2000); interest
  payable monthly, secured by accounts receivable...........  $ 6,769   $   --
Senior subordinated notes with a limited liability
  partnership dated July 1, 1998, paid in full November
  2001......................................................   11,316       --
Acquisition notes payable, due between 2001 and 2003;
  bearing interest at 7% to 8%, all of which are
  unsecured.................................................    2,057    3,751
Various capital leases covering equipment, due between 2001
  and 2003; interest rates ranging from 7% to 15%; secured
  by equipment..............................................      169       30
                                                              -------   ------
                                                               20,311    3,781
Less line of credit and current maturities..................   10,927    2,568
                                                              -------   ------
                                                              $ 9,384   $1,213
                                                              =======   ======

     Subsequent to the Offering, the Company paid $10.6 million to extinguish its outstanding debt relating to its 12% senior subordinated notes and incurred debt extinguishment costs of $0.6 million, or $0.4 million net of taxes. These costs have been recorded as an extraordinary item on the Company's income statement.

     The revolving $20.0 million line of credit bears interest at prime, as defined in the agreement, plus 1%, not to fall below 10%, and matures on October 2, 2003. The line of credit bears a usage fee and a loan management fee, as defined in the agreement, of 0.04% and 0.03%, respectively. Advances made under the loan agreement are secured by a substantial portion of the Company's accounts receivable.

     The revolving line of credit requires certain financial and other covenants be met in order to maintain the existing notes payable and obtain new debt fundings, and also restrict payment of dividends. The Company was in full compliance with its financial and other covenants as of December 31, 2000 and 2001.

     Debt issue costs in the amount of $0.1 million were incurred in 1998 in connection with the senior subordinated notes and in 2000 in connection with the amended line of credit. Upon payment of the senior subordinated notes, related debt issuance costs were written off. Debt issuance costs relating to the line of credit are continuing to be amortized over the terms of the agreement. Accumulated amortization was $0.1 million at both December 31, 2000 and 2001.

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

     Scheduled principal repayments on debt and payments on capital lease obligations for the next five years as of December 31, 2001 are as follows:

                                                              DECEMBER 31, 2001
                                                              ------------------
                                                                        CAPITAL
                                                               DEBT      LEASES
                                                              -------   --------
                                                                (IN THOUSANDS)
2002........................................................  $2,551      $19
2003........................................................   1,200       14
2004........................................................      --       --
2005........................................................      --       --
2006........................................................      --       --
                                                              ------      ---
                                                              $3,751       33
                                                              ======
Less amounts representing interest..........................               (3)
                                                                          ---
                                                                          $30
                                                                          ===

13.  INCOME TAXES

     Significant components of the Company's net deferred tax assets are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax liabilities:
  Accrual to cash/Section 481 adjustment....................  $(1,218)  $  (595)
  Amortizable/depreciable assets............................     (195)     (603)
                                                              -------   -------
                                                              $(1,413)  $(1,198)
Deferred tax assets:
  Accounts receivable.......................................  $ 1,193   $   883
  Accrued compensation......................................      178       362
  Workers' compensation.....................................       --       253
  Alternative minimum tax credit carryforward...............      162        --
  Net operating loss carryforward...........................    3,597        --
  Other.....................................................        2        23
                                                              -------   -------
                                                                5,132     1,521
                                                              -------   -------
Deferred taxes, net:........................................    3,719       323
  Valuation allowance.......................................   (3,719)       --
                                                              -------   -------
     Net deferred tax assets................................  $    --   $   323
                                                              =======   =======

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

     The components of the Company's income tax expense are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999    2000     2001
                                                              ------   -----   -------
                                                               (DOLLARS IN THOUSANDS)
Current:
  Federal...................................................  $  --    $162    $2,698
  State.....................................................     --     255       645
                                                              -----    ----    ------
                                                                 --     417     3,343
Deferred:
  Federal...................................................     --      --      (306)
  State.....................................................     --      --       (17)
                                                              -----    ----    ------
                                                              $  --    $417    $3,020
                                                              =====    ====    ======

     The Company recognized an income tax benefit of $0.2 million attributable to extraordinary items and had an income tax expense of $3.2 million from continuing operations.

     The reconciliation of income tax expense (benefit) computed at the federal statutory tax rate to income tax expense (benefit) is as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------
                                                          1999               2000                2001
                                                    ----------------   -----------------   -----------------
                                                    AMOUNT   PERCENT   AMOUNT    PERCENT   AMOUNT    PERCENT
                                                    ------   -------   -------   -------   -------   -------
                                                                     (DOLLARS IN THOUSANDS)
Tax at federal statutory rate....................   $(748)     (34)%   $ 1,193      34%    $ 5,571      35%
State income tax, net of federal benefit.........     (88)      (4)        395      11         628       4
Stock-based compensation charges.................      --       --         378      11         389       2
Non-deductible expenses and other................      42        3          85       2         151       1
Increase (decrease) in valuation allowance.......     794       35      (1,634)    (46)     (3,719)    (23)
                                                    -----      ---     -------     ---     -------     ---
                                                    $  --       --%    $   417      12%    $ 3,020      19%
                                                    =====      ===     =======     ===     =======     ===

     At December 31, 2000, the Company recorded a full valuation allowance of $3.7 million to reduce the net deferred tax asset to zero. At December 31, 2000, the deferred tax asset did not meet the criteria for recognition under SFAS No. 109 due to the Company's history of operating losses prior to fiscal 2000. At December 31, 2001, no valuation allowance has been recorded against the deferred tax asset because the asset meets the criteria for recognition under SFAS No. 109.

     The decrease in the valuation allowance in 2000 and 2001 was due to the consistent profitability of the Company's operations and the Company's ability to generate taxable income and utilize its remaining net operating loss carryforwards. The Company had a federal net operating loss carryforward totaling $17.0 million and $9.5 million at December 31, 1999 and 2000, respectively, which was fully utilized in 2001. The Company had an alternative minimum tax credit carryforward of approximately $0.2 million at December 31, 2000, which also was fully utilized in 2001.

     The Company estimates that its effective tax rate will be approximately 37.0% during 2002 as there are no remaining net operating loss carryforwards or remaining valuation allowances.

14.  RETIREMENT PLAN

     The Company sponsors a 401(k) plan, which is available to all regular employees after meeting certain eligibility requirements. The plan provides for contributions by the employees based on a percentage of their

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES income. The Company at its discretion may make contributions. The Company made no matching contributions in 1999 and matching contributions totaled $0.1 million and $0.2 million for the years ended December 31, 2000 and 2001, respectively.

15.  COMMITMENTS AND CONTINGENCIES

  LEASES

     The Company leases office space and equipment at its various locations. Total rental expense was approximately $2.2 million, $3.2 million, and $4.1 million for the years ended December 31, 1999, 2000 and 2001, respectively.

     Future minimum rental commitments under noncancelable operating leases for the years subsequent December 31, 2001, are as follows (in thousands):

2002........................................................   $ 3,803
2003........................................................     3,342
2004........................................................     2,704
2005........................................................     1,765
2006........................................................     1,363
Thereafter..................................................     1,315
                                                               -------
                                                               $14,292
                                                               =======

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

     The Company's current general and professional liability policy does not provide coverage for claims that arise from acts that occurred prior to the policy's start date of April 12, 2000. From March 12, 1999 to April 12, 2000, Reliance National Insurance Company provided the Company's insurance coverage. Since April 12, 2000, Lexington Insurance Company, a subsidiary of American International Group, Inc., has provided the Company's insurance coverage. During the fourth quarter of 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania placed Reliance National Insurance Company in liquidation. As of December 31, 2001, the Company reserved $0.3 million to cover potential losses resulting from current and future litigation claims covered by Reliance National Insurance Company to the extent its assets are not sufficient to pay such claims. Although the Company believes that the amount reserved is adequate to cover its potential losses, the Company cannot assure that its losses will not exceed the amount reserved. The Company's profitability will be negatively impacted to the extent its actual losses exceed the amount reserved.

16.  RELATED PARTY TRANSACTIONS

     A member of the Company's board of directors is a partner of the limited liability partnership from which the Company had obtained the senior subordinated notes. Interest paid on these notes was approximately $1.8 million, $1.1 million and $1.6 million for the years ended December 31, 1999, 2000 and 2001, respectively. These notes were paid in full with proceeds from the initial public offering.

     In January 1996, the Company accepted notes from executive management totaling $0.2 million for the purchase of Series A Convertible Preferred Stock. During 2000, a former executive forfeited 0.1 million shares

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES of Series A Convertible Preferred Stock in exchange for forgiveness of his note payable to the Company totaling $0.1 million, including accumulated dividends. In 2001, the Company forgave the remaining notes totaling $0.2 million. Compensation expense was recorded totaling $0.2 million representing note principal and accrued interest in 2001.

17.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions used by the Company in estimating its fair value disclosures for financial instruments:

  CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The carrying amount reported in the consolidated balance sheets for cash and cash equivalents and short-term investments approximates its fair value.

  LINE OF CREDIT AND LONG-TERM DEBT (INCLUDING CURRENT MATURITIES)

     The carrying amounts of the Company's variable-rate borrowings under the line of credit approximate their fair values. The fair values of the remaining long-term debt are estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 2001 are as follows (in thousands):

                                                       2000                    2001
                                               ---------------------   ---------------------
                                               CARRYING                CARRYING
                                                AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                               --------   ----------   --------   ----------
Cash and cash equivalents....................  $    98     $    98     $20,072     $20,072
Short-term investments.......................       --          --      21,419      21,419
Line of credit...............................    6,769       6,769          --          --
Senior subordinated notes and acquisition
  notes payable (including current
  maturities)................................   13,373      13,239       3,751       3,751

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

18.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

          The quarterly interim financial information shown below has been prepared by the Company's management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein:

                                                          2001 CALENDAR QUARTERS
                                                 -----------------------------------------
                                                  FIRST      SECOND     THIRD      FOURTH
                                                 --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues.................................  $26,217    $30,804    $34,875    $38,285
Net income.....................................    2,072      2,871      3,541      4,412
Net income per share -- Basic..................  $  0.87    $  1.27    $  1.59    $  0.93
Net income per share -- Diluted................     0.17       0.24       0.29       0.30
Weighted average shares outstanding -- Basic...    2,006      2,006      2,026     10,868
Weighted average shares
  outstanding -- Diluted.......................   11,993     11,992     12,014     14,872

                                                        2000 CALENDAR QUARTERS
                                                 -------------------------------------
                                                  FIRST    SECOND     THIRD    FOURTH
                                                 -------   -------   -------   -------
                                                            (IN THOUSANDS)
Total revenues.................................  $17,022   $20,390   $22,246   $25,613
Net income (loss)..............................      (13)      911     1,260       934

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         3.1             -- Fifth Amended and Restated Certificate of Incorporation
                            (incorporated by reference to Exhibit 3.1 to the
                            Company's Amendment No. 2 to Registration Statement on
                            Form S-1 (Registration No. 333-51522) as filed with the
                            Commission on September 13, 2001)
         3.2             -- Second Amended and Restated Bylaws (incorporated by
                            reference to Exhibit 3.2 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-51522) as
                            filed with the Commission on December 8, 2000)
         4.1             -- Form of Common Stock Certificate (incorporated by
                            reference to Exhibit 4.1 to the Company's Amendment No. 1
                            to Registration Statement on Form S-1 (Registration No.
                            333-51522) as filed with the Commission on August 2,
                            2001)
         4.2             -- Second Amended and Restated Registration Rights
                            Agreement, dated July 1, 1998, by and among Odyssey
                            HealthCare, Inc. and the security holders named therein
                            (incorporated by reference to Exhibit 4.3 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-51522) as filed with the Commission
                            on December 8, 2000)
         4.3             -- Rights Agreement (the "Rights Agreement") dated November
                            5, 2001, between Odyssey HealthCare, Inc. and Rights
                            Agent (incorporated by reference to Exhibit 4.1 to the
                            Company's Registration Statement on Form 8-A as filed
                            with the Commission on December 8, 2001)
         4.4             -- Form of Certificate of Designation of Series A Junior
                            Participating Preferred Stock (included as Exhibit A to
                            the Rights Agreement (Exhibit 4.3 hereto))
        10.1.1           -- Amended and Restated Loan and Security Agreement, dated
                            October 2, 2000 (the "Credit Agreement"), by and among
                            Odyssey HealthCare, Inc. and subsidiaries and Heller
                            Healthcare Finance, Inc. (incorporated by reference to
                            Exhibit 10.1.1 to the Company's Registration Statement on
                            Form S-1 (Registration No. 333-51522) as filed with the
                            Commission on December 8, 2000)
        10.1.2           -- First Amendment to the Credit Agreement, dated March 29,
                            2001 (incorporated by reference to Exhibit 10.1.2 to the
                            Company's Amendment No. 1 to Registration Statement on
                            Form S-1 (Registration No. 333-51522) as filed with the
                            Commission on August 2, 2001)
        10.1.3           -- Second Amendment to Credit Agreement, dated May 8, 2001
                            (incorporated by reference to Exhibit 10.1.3 to the
                            Company's Amendment No. 2 to Registration Statement on
                            Form S-1 (Registration No. 333-51522) as filed with the
                            Commission on September 13, 2001)
        10.2             -- Amended and Restated Employment Agreement, effective as of February 28, 2002, by and between Odyssey HealthCare,
                            Inc. and Richard R. Burnham
        10.3             -- Amended and Restated Employment Agreement, effective as of February 28, 2002, by and between Odyssey HealthCare,
                            Inc. and David C. Gasmire
        10.4             -- Amended and Restated Employment Agreement, effective as of February 28, 2002, by and between Odyssey HealthCare,
                            Inc. and Douglas B. Cannon
        10.5.1           -- Odyssey HealthCare, Inc. Stock Option Plan (the "Stock
                            Option Plan") (incorporated by reference to Exhibit 10.5
                            to the Company's Registration Statement on Form S-1
                            (Registration No. 333-51522) as filed with the Commission
                            on December 8, 2000)
        10.5.2           -- First Amendment to the Stock Option Plan, dated January
                            31, 2001 (incorporated by reference to Exhibit 10.5.2 to
                            the Company's Amendment No. 2 to Registration Statement
                            on Form S-1 (Registration No. 333-51522) as filed with
                            the Commission on September 13, 2001)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.6             -- 2001 Equity-Based Compensation Plan (incorporated by
                            reference to Exhibit 10.6 to the Company's Amendment No.
                            2 to Registration Statement on Form S-1 (Registration No.
                            333-51522) as filed with the Commission on September 13,
                            2001)
        10.7.1           -- Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company's Amendment No. 2 to
                            Registration Statement on Form S-1 (Registration No.
                            333-51522) as filed with the Commission on September 13,
                            2001)
        10.7.2           -- First Amendment to Employee Stock Purchase Plan, dated
                            March 6, 2002
        10.8             -- Form of Indemnification Agreement between Odyssey
                            HealthCare, Inc. and its directors and officers
                            (incorporated by reference to Exhibit 10.8 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-51522) as filed with the Commission
                            on December 8, 2000)
        10.9.1           -- Promissory Note and Warrant Purchase Agreement, dated May
                            22, 1998, by and among Odyssey HealthCare, Inc. and the
                            other parties thereto (incorporated by reference to
                            Exhibit 10.10.1 to the Company's Registration Statement
                            on Form S-1 (Registration No. 333-51522) as filed with
                            the Commission on December 8, 2000)
        10.9.2           -- Form of Warrant, dated May 22, 1998 (incorporated by
                            reference to Exhibit 10.10.2 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-51522) as filed with the Commission on December 8,
                            2000)
        10.9.3           -- First Amendment to Warrants, dated December 6, 2000
                            (incorporated by reference to Exhibit 10.10.3 to the
                            Company's Amendment No. 1 to Registration Statement on
                            Form S-1 (Registration No. 333-51522) as filed with the
                            Commission on August 2, 2001)
        21.1             -- Subsidiaries of Odyssey HealthCare, Inc.
        23.1             -- Consent of Ernst & Young LLP