Form 10-Q
period 2002-03-31
ODYSSEY HEALTHCARE INC
filed 2002-05-15
CIK 1129623

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM              TO
                                   ------------    ------------

    COMMISSION FILE NUMBER 000-33267

                                 ---------------

                            ODYSSEY HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                                43-1723043
(State or other jurisdiction of incorporation or   (IRS Employer Identification
                 organization)                               Number)

   717 N. HARWOOD, SUITE 1500, DALLAS, TEXAS                 75201
    (Address of principal executive offices)               (Zip Code)

                                 (214) 922-9711
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ) The Company has only been subject to filing requirements of the Securities Exchange Act of 1934 since October 30, 2001.

    The number of outstanding shares of the issuer's class of capital stock as of April 30, 2002 is as follows: 15,383,236 shares of Common Stock $.001 par value.

                                 ---------------

                                    FORM 10-Q
                            ODYSSEY HEALTHCARE, INC.
                      FOR THE QUARTER ENDED MARCH 31, 2002
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS ...................................   3
         ITEM 2.  MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS ..............................   9
         ITEM 3.  QUANTITATIVE AND QUALITATIVE
                  DISCLOSURES ABOUT MARKET RISK ..........................  15
PART II. OTHER INFORMATION
         ITEM 1.  LEGAL PROCEEDINGS ......................................  15
         ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS ...............  15
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .......................  15

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                 DECEMBER 31,      MARCH 31,
                                                                                     2001            2002
                                                                                 -----------      -----------
                                                                                  (IN THOUSANDS, EXCEPT SHARE
                                                                                    AND PER SHARE AMOUNTS)
                                         ASSETS                                   (audited)       (unaudited)
 Current assets:
   Cash and cash equivalents ................................................      $  20,072       $  14,277
   Short-term investments ...................................................         21,419          33,123
   Accounts receivable from patient services, net of
     allowance for uncollectible accounts of $3,394
     at December 31, 2001 and $2,798 at March 31, 2002 ......................         25,043          24,066
   Deferred tax assets ......................................................            903           1,339
   Other current assets .....................................................          1,564           1,805
                                                                                   ---------       ---------
          Total current assets ..............................................         69,001          74,610
 Property and equipment, net ................................................          2,451           2,582
 Debt issue costs, net and other ............................................             59              50
 Goodwill, net ..............................................................         26,705          26,744
                                                                                   ---------       ---------
          Total assets ......................................................      $  98,216       $ 103,986
                                                                                   =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable .........................................................      $   2,008       $   1,664
   Accrued compensation .....................................................          4,685           5,940
   Accrued nursing home costs ...............................................          5,125           5,311
   Accrued income taxes .....................................................            834           1,443
   Other accrued expenses ...................................................          3,418           3,243
   Current maturities of long-term debt and capital lease obligations .......          2,568           2,332
                                                                                   ---------       ---------
          Total current liabilities .........................................         18,638          19,933
 Long-term debt and capital lease obligations, less  current
   maturities ...............................................................          1,213           1,210
 Deferred tax liability .....................................................            580             710
 Commitments and contingencies
 Minority interest ..........................................................            150             150
 Stockholders' equity:
   Common stock, $.001 par value:
     Authorized  shares - 75,000,000;  issued and  outstanding
     shares -- 15,253,590 at December 31, 2001 and 15,383,236 at
     March 31, 2002 .........................................................             15              15
   Additional paid-in capital ...............................................         77,718          77,853
   Deferred compensation ....................................................         (1,411)         (1,223)
   Retained earnings ........................................................          1,313           5,338
                                                                                   ---------       ---------
          Total stockholders' equity ........................................         77,635          81,983
                                                                                   ---------       ---------
          Total liabilities and stockholders' equity ........................      $  98,216       $ 103,986
                                                                                   =========       =========


                             See accompanying notes.

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                 ----------------------------
                                                                                     2001           2002
                                                                                 -----------      -----------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                         (UNAUDITED)
Net patient service revenue ..................................................      $ 26,217       $ 40,133
Operating expenses:
  Direct hospice care ........................................................        13,027         19,306
  General and administrative  (exclusive of $321 and $188
   for the three months ended March 31, 2001 and 2002, respectively,
   reported below as stock-based compensation charges) .......................         8,960         13,379
  Stock-based compensation charges ...........................................           321            188
  Provision for uncollectible
   accounts ..................................................................           429            653
  Depreciation and amortization ..............................................           463            309
                                                                                    --------       --------
                                                                                      23,200         33,835
                                                                                    --------       --------
Income from operations .......................................................         3,017          6,298
Other income (expense):
  Interest income ............................................................             9            185
  Interest expense ...........................................................          (709)           (96)
                                                                                    --------       --------
                                                                                        (700)            89
                                                                                    --------       --------
Income before provision for
  income taxes ...............................................................         2,317          6,387
Provision for income taxes ...................................................           245          2,363
                                                                                    --------       --------
Net income ...................................................................         2,072          4,024
Preferred stock dividends ....................................................          (329)            --
                                                                                    --------       --------
Net income applicable to
  common stockholders ........................................................      $  1,743       $  4,024
                                                                                    ========       ========
Net income per common share:
  Basic ......................................................................      $   0.87       $   0.26
  Diluted ....................................................................          0.17           0.25
Weighted average shares outstanding:
  Basic ......................................................................         2,006         15,332
  Diluted ....................................................................        11,993         16,321


                             See accompanying notes.

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                 --------------------------
                                                                                    2001           2002
                                                                                 -----------    -----------
                                                                                   (IN THOUSANDS, EXCEPT
                                                                                     PER SHARE AMOUNTS)
                                                                                        (UNAUDITED)
Operating Activities
  Net income ...............................................................      $  2,072       $  4,024
  Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization .......................................           463            309
       Amortization of deferred charges and debt discount ..................            50              8
       Stock-based compensation ............................................           321            188
       Deferred tax expense ................................................            --           (306)
       Provision for uncollectible accounts ................................           429            653
       Changes in operating  assets and  liabilities, net of acquisitions:
            Accounts receivable ............................................           (75)           324
            Other current assets ...........................................          (224)          (241)
            Accounts payable, accrued nursing home costs and other
             accrued expenses ..............................................          (352)         1,531
                                                                                  --------       --------
             Net cash provided by operating activities .....................         2,684          6,490
Investing Activities
  Cash paid for acquisitions ...............................................          (750)           (37)
  Increase in short-term investments .......................................            --        (11,704)
  Purchases of property and equipment, net .................................          (281)          (440)
                                                                                  --------       --------
             Net cash used in investing activities .........................        (1,031)       (12,181)
Financing Activities
  Proceeds from issuance of common stock ...................................             9            135
  Payments on debt .........................................................       (32,639)          (254)
  Proceeds from issuance of debt ...........................................        31,100             15
                                                                                  --------       --------
             Net cash used in financing activities .........................        (1,530)          (104)
                                                                                  --------       --------
Net increase (decrease) in cash and cash equivalents .......................           123         (5,795)
Cash and cash equivalents, beginning of  period ............................            98         20,072
                                                                                  --------       --------
Cash and cash equivalents, end of period ...................................      $    221       $ 14,277
                                                                                  ========       ========
Supplemental Cash Flow Information:
  Cash paid for interest ...................................................      $  1,128       $     55


                             See accompanying notes.

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2002

1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements of Odyssey HealthCare, Inc. (the Company). In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 20, 2002.

    The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

    Certain amounts have been reclassed to conform to current presentation.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests, at least annually, in accordance with the new rules. Other intangible assets will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, SFAS No. 142 was effective in the first quarter of 2002. The Company is currently performing the required impairment tests of goodwill and indefinite lived intangible assets and does not expect that the adoption of the statement will have a significant impact on the Company's financial position or results of operations.

    As required by SFAS 142, the results of operations for the three months ended March 31, 2001 have not been restated for the change in goodwill amortization. The following table discloses the effect on net income and earnings per share of excluding goodwill amortization which was recognized in the three months ended March 31, 2001.

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                -------------------------
                                                                    2001          2002
                                                                -----------   -----------
                                                                  (in thousands, except
                                                                     per share data)
Reported net income .......................................      $   1,743      $   4,024
Add back goodwill amortization, net of income tax .........            151             --
                                                                 ---------      ---------
Adjusted net income .......................................      $   1,894      $   4,024
                                                                 =========      =========
Basic earnings per share
  As reported .............................................      $    0.87      $    0.26
  Goodwill amortization ...................................           0.07             --
                                                                 ---------      ---------
  Adjusted basic earnings per share .......................      $    0.94      $    0.26
                                                                 =========      =========
Diluted earnings per share
  As reported .............................................      $    0.17      $    0.25
  Goodwill amortization ...................................           0.01             --
                                                                 ---------      ---------
  Adjusted basic earnings per share .......................      $    0.18           0.25
                                                                 =========      =========

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company adopted SFAS No. 144 as of January 1, 2002 and the adoption of the statement did not have a significant impact on the Company's financial position or results of operations.

3. SECONDARY PUBLIC OFFERING

    On April 15, 2002, the Company closed its secondary public offering at $27.00 per share (Offering). The selling stockholders sold 5.6 million shares (including 0.7 million shares issued upon the exercise of the underwriter's option to purchase such shares to cover overallotments). The Company did not receive any of the proceeds from the Offering and expects to incur costs of $0.2 million related to the Offering.

4. ACQUISITIONS

    In April 2002, the Company purchased all of the assets and business of Heart of Ohio Community Health Services Corporation, a hospice in Columbus, Ohio. The purchase price, including transaction costs, totaled $0.6 million. Assets acquired include goodwill of $0.6 million.

    In April 2002, the Company purchased three hospices of Hospice Care of Louisiana, Inc., located in Baton Rouge, New Orleans and Shreveport, Louisiana. The purchase price, including transaction costs, totaled $9.9 million. Assets acquired include furniture and fixtures of $0.1 million and goodwill of $9.8 million.

    The Company has made acquisitions to expand its base of hospice locations. All acquisitions were accounted for under the purchase method of accounting. The results of operations have been included in the consolidated financial statements of the Company from the dates of acquisition.

5. DEFERRED COMPENSATION

    During the three months ended March 31, 2001, the Company recorded aggregate deferred compensation for employees of $1.1 million, representing the difference between the exercise prices of stock options granted in fiscal years 2000 and 2001 under the Stock Option Plan and the then deemed fair value of the common stock. These amounts are being amortized as charges to operations, using the graded method. Under the graded method, approximately 46%, 26%, 15%, 9% and 4%, respectively, of each options compensation expense is recognized in each of the five years following the date of the grant. For the three months ended March 31, 2001 and 2002, the Company amortized $0.3 million and $0.2 million of deferred compensation, respectively.

6. NET INCOME PER COMMON SHARE

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

    The following table presents the calculation of basic and diluted net income per common share and pro forma basic and diluted net income per common share:

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      --------------------------
                                                                          2001          2002
                                                                      -----------    -----------
                                                                        (in thousands, except
                                                                            per share data)
Numerator
  Net income .....................................................      $  2,072       $  4,024
  Series A, B and C Preferred Stock dividends ....................          (329)            --
                                                                        --------       --------
  Numerator for basic earnings per share -- income available
    to common stockholders .......................................         1,743          4,024
  Effect of dilutive securities:
    Series A, B and C Preferred Stock dividends ..................           329             --
                                                                        --------       --------
  Numerator for diluted net income per share -- net income
    available to common stockholders after
    assumed conversions ..........................................      $  2,072       $  4,024
                                                                        ========       ========
Denominator
  Denominator for basic net income per
    share - weighted average shares ..............................         2,006         15,332
  Effect of dilutive securities:
    Employee stock options .......................................           819            947
    Series A, B and C Preferred Stock ............................         8,088             --
    Series B Preferred Stock Warrants
      convertible to common stock ................................           110             42
    Common stock warrants ........................................           970             --
                                                                        --------       --------
  Denominator for diluted net income per share - adjusted
    weighted average shares and assumed conversions ..............        11,993         16,321
                                                                        ========       ========
Net income per common share:
    Basic ........................................................      $   0.87       $   0.26
    Diluted ......................................................          0.17           0.25

7.  INCOME TAXES

    The Company estimates that its effective tax rate will be approximately 37.0% during 2002 as there are no remaining net operating loss carry-forwards or remaining valuation allowances.

    Income taxes of $2.0 million were paid thus far in 2002.

8.   CONTINGENCIES

    The Company is involved in various legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, management believes the outcome of pending litigation will not have a material adverse effect, after considering the effect of the Company's insurance coverage, on the Company's consolidated financial statements.

    The Company's current general and professional liability policy does not provide coverage for claims that arise from acts that occurred prior to the policy's start date of April 12, 2000. From March 12, 1999 to April 12, 2000, Reliance National Insurance Company provided the Company's insurance coverage. Since April 12, 2000, Lexington Insurance Company, a subsidiary of American International Group, Inc., has provided the Company's insurance coverage. During the fourth quarter of 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania placed Reliance National Insurance Company in liquidation. As of March 31, 2002, the Company had reserved $0.4 million to cover potential losses resulting from current and future litigation claims covered by Reliance National Insurance Company to the extent its assets are not sufficient to pay such claims. Although the Company believes that the amount reserved is adequate to cover its potential losses, the Company cannot assure that its losses will not exceed the amount reserved. The Company's profitability will be negatively impacted to the extent its actual losses exceed the amount reserved. The Company could potentially recover from any losses through state funds and/or bankruptcy rulings; however these amounts are undeterminable.

9.   RELATED PARTY TRANSACTIONS

    A member of the Company's board of directors is a partner of the limited liability partnership from which the Company had obtained senior subordinated notes. Interest paid on these notes was approximately $0.7 million for the three months ended March 31, 2001. These notes were paid in full with proceeds from the initial public offering in October 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

OVERVIEW

    We are one of the largest providers of hospice care in the United States in terms of both average daily census and number of locations. As a hospice care provider, our goal is to improve the quality of life of terminally ill patients and their families. We believe that our overriding focus on the delivery of quality, responsive service differentiates us from other hospice care providers. We have grown rapidly since we opened our first hospice location in January 1996. Through a series of acquisitions and the development of new hospice locations, we now have 49 hospice locations to serve patients and their families in 22 states. We operate all of these hospice locations through our operating subsidiaries. During the three months ended March 31, 2002, our average daily census was 3,690 patients, which represents a 44.6% increase over our average daily census for the three months ended March 2001 of 2,552 patients. Our net patient service revenue of $40.1 million for the three months ended March 31, 2002 represents an increase of 53.1% over our net patient service revenue of $26.2 million for the three months ended March 31, 2001. We reported net income of $4.0 million for the three months ended March 31, 2002, and $2.1 million for the three months ended March 31, 2001, respectively.

DEVELOPED HOSPICES AND ACQUISITIONS

DEVELOPED HOSPICES

    In the first quarter of 2002, our Norfolk, Virginia hospice received certification. We are continuing development of the Chicago (South), Illinois, Tulsa, Oklahoma and Austin, Texas hospices and have begun development of new hospices in Montgomery, Alabama, Cleveland, Ohio and St. Louis, Missouri.

ACQUISITIONS

    During 2001, we acquired seven hospices for a combined purchase price of $11.3 million. We financed our acquisitions in 2001 with $7.0 million in cash obtained from borrowings under our credit agreement, $1.2 million in cash from the proceeds of our initial public offering and promissory notes payable to the sellers in the aggregate principal amount of $3.1 million.

    In April 2002, we acquired four hospices for a combined purchase price of $10.5 million. We financed our acquisitions with proceeds from our initial public offering.

    We accounted for these acquisitions as purchases.

    As part of our ongoing acquisition strategy, we are continually evaluating other potential acquisition opportunities.

    On May 3, 2002, we entered into an agreement to purchase the assets of a hospice located in Bakersfield, California. The aggregate purchase price is $0.5 million payable in cash. We expect to complete this acquisition during the second quarter of 2002 by utilizing a portion of the proceeds received by us in our initial public offering. Completion of this acquisition is subject to various conditions, including the accuracy of representations and warranties and the absence of any material change to the business and operations of the hospice, and we cannot assure that these closing conditions will be satisfied or that the acquisition will be completed.

    Goodwill from our hospice acquisitions, net of accumulated amortization, was $26.7 million as of December 31, 2001 and March 31, 2002. Goodwill, net of accumulated amortization, was 34.4% of common stockholders' equity and 27.2% of total assets as of December 31, 2001 and 32.6% of common stockholders' equity and 25.7% of total assets as of March 31, 2002. During fiscal 2001 and prior years, we amortized our goodwill over 20 years for acquisitions completed through June 30, 2001 and did not amortize goodwill for acquisitions subsequent to June 30, 2001. Under new rules issued by the FASB, effective for fiscal 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with the new rules. Other intangible assets will continue to be amortized over their useful lives. We are applying the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002.

NET PATIENT SERVICE REVENUE

    Net patient service revenue is the estimated net realizable revenue from patients, Medicare, Medicaid, commercial insurance, managed care payors and others for services rendered. Payors may determine that the services provided are not covered and do not qualify for a payment or, for commercial payors, that the payments are subject to usual and customary rates. To determine net patient service revenue, we adjust gross patient service revenue for estimated payment denials and contractual adjustments based on historical experience. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 93.3% and 94.6% of our net patient service revenue for the three months ended March 31, 2001 and 2002, respectively. Services provided under Medicaid programs represented approximately 3.3% and 3.0% of our net patient service revenue for the three months ended March 31, 2001 and 2002, respectively. The payments we receive from the Medicare and Medicaid programs are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.

    Routine home care is the largest component of our gross patient service revenue, representing 86.6% and 89.0% of gross patient service revenue for the three months ended March 31, 2001 and 2002, respectively. Inpatient care represented 10.3% and 8.9% of gross patient service revenue for the three months ended March 31, 2001 and 2002, respectively. Continuous care and respite care, combined, represented most of the remaining gross patient service revenue for this period.

    The principal factors that impact net patient service revenue are our average daily census, levels of care provided to our patients and changes in Medicare and Medicaid payment rates due to adjustments for inflation. Average daily census is affected by the number of patients referred by new and existing referral sources, and admitted into our hospice program, and average length of stay of those patients once admitted. Average length of stay is impacted by patients' decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay has increased from 54 days for the quarter ended March 31, 2001 to 63 days for the quarter ended March 31, 2002.

    Payment rates under the Medicare and Medicaid programs are currently indexed for inflation annually; however, the increases have historically been less than actual inflation. Effective April 1, 2001, however, the base Medicare daily payment rates for hospice care increased by five percent over the base rates then in effect, which has favorably impacted our profitability. On October 1, 2001, the base Medicare payment rates for hospice care increased by approximately 3.2% over the base rates previously in effect. These rates are further adjusted by the hospice wage index. In the future, reductions in the Medicare and Medicaid payment rates or the rate of increase in Medicare and Medicaid payments may have an adverse impact on our net patient service revenue.

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

    The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses (exclusive of $0.3 million and $0.2 million for the three months ended March 31, 2001 and 2002, respectively, reported separately as stock-based compensation) for the periods indicated:

                                                              THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                           ----------------
                                                           2001        2002
                                                           ----        ----
Direct hospice care expenses:
  Salaries and payroll taxes .........................      29.0%      27.7%
  Pharmaceuticals ....................................       7.2        6.6
  Medical equipment and supplies .....................       6.2        6.1
  Inpatient costs ....................................       1.9        2.3
  Other (including nursing home costs, net)  .........       5.4        5.4
                                                            ----       ----
     Total ...........................................      49.7%      48.1%
                                                            ====       ====
General and administrative expenses:
  Salaries and benefits ..............................      21.2%      19.6%
  Leases .............................................       3.1        2.8
  Other (including bad debts, travel, office
   supplies, printing and equipment rental) ..........      11.5       12.5
                                                            ----       ----
     Total ...........................................      35.8%      34.9%
                                                            ====       ====

STOCK-BASED AND OTHER COMPENSATION CHARGES

    Stock-based compensation charges represent the difference between the exercise price of stock options granted and the deemed fair value of our common stock on the date of grant determined in accordance with APB No. 25 and its related interpretations. We recognize compensation charges over the vesting periods of the stock options using a graded amortization methodology in accordance with FASB Interpretation No. 28. For purposes of the period-to-period comparisons included in our results of operations, general and administrative expenses exclude these stock-based compensation charges, which are reflected as a separate line item.

    We have recorded deferred stock-based compensation charges related to stock options granted to employees and directors during 2000 and 2001. Based on the number of outstanding stock options granted during 2000 and 2001, we expect to amortize approximately $1.4 million of deferred stock-based compensation during 2002 and in future periods. We expect to amortize this deferred stock-based compensation in the following approximate amounts:

    o $0.7 million during 2002 (of which $0.2 million has been amortized as of March 31, 2002);

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

RESULTS OF OPERATIONS

    The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the periods indicated:

                                                                                THREE MONTHS
                                                                                   ENDED
                                                                                  MARCH 31,
                                                                             ------------------
                                                                             2001         2002
                                                                             ----         ----
Net patient service revenue ...........................................      100.0%       100.0%
Operating expenses:
  Direct hospice care .................................................       49.7         48.1
  General and administrative  (exclusive  of $0.3 million
   and $0.2 million for the three months ended March 31, 2001 and
   2002, respectively, reported separately as stock-based
   compensation charges) ..............................................       34.2         33.3
  Stock-based compensation charges ....................................        1.2          0.5
  Provision for uncollectible accounts ................................        1.6          1.6
  Depreciation and amortization .......................................        1.8          0.8
                                                                             -----        -----
                                                                              88.5         84.3
Income from operations ................................................       11.5         15.7
Other income (expense), net ...........................................       (2.7)         0.2
                                                                             -----        -----
Income before income taxes ............................................        8.8         15.9
Provision for income taxes ............................................        0.9          5.9
                                                                             -----        -----
Net income ............................................................        7.9%        10.0%
                                                                             =====        =====

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Net Patient Service Revenue

    Net patient service revenue increased $13.9 million, or 53.1%, from $26.2 million for the three months ended March 31, 2001 to $40.1 million for the three months ended March 31, 2002 due primarily to an increase in average daily census of 1,138, or 44.6%, from 2,552 in 2001 to 3,690 in 2002. Increases in patient referrals from existing and new referral sources, resulting in increased billable days, and, to a lesser extent, increases in payment rates, provided approximately $9.7 million, or 69.5%, of this increase in net patient service revenue. The remaining increase of $4.2 million, or 30.5%, in net patient service revenue was due to the inclusion of net patient service revenue from hospices acquired and developed in 2001 and 2002.

Direct Hospice Care Expenses

    Direct hospice care expenses increased $6.3 million, or 48.2%, from $13.0 million for the three months ended March 31, 2001 to $19.3 million for the three months ended March 31, 2002. This increase was primarily due to the growth of our operations at our existing hospices and, to a lesser extent, to direct hospice care expenses of hospices acquired in 2001. As a percentage of net patient service revenue, direct hospice care expenses decreased from 49.7% to 48.1% for the three months ended March 31, 2001 and 2002, respectively, due primarily to efficiencies in staffing and, to a lesser extent, overall increases in Medicare payment rates.

General and Administrative Expenses (Exclusive of Stock-Based Compensation)

    General and administrative expenses increased $4.4 million, or 49.3%, from $9.0 million for the three months ended March 31, 2001 to $13.4 million for the three months ended March 31, 2002. This increase was due to the growth of our operations at our hospice locations. As a percentage of net patient service revenue, general and administrative expenses decreased from 34.2% to 33.3% for the three months ended March 31, 2001 and 2002, respectively, due primarily to our hospice and corporate costs being spread over our increased patient census volume and, to a lesser extent, overall increases in Medicare payment rates.

Stock-Based Compensation Charges

    Stock-based compensation charges were $0.3 million and $0.2 million for the three months ended March 31, 2001 and 2002, respectively. These charges related to amortization of deferred compensation for stock options granted to management prior to our initial public offering with exercise prices below the deemed fair value of our common stock.

Provision for Uncollectible Accounts

    Our provision for uncollectible accounts increased $0.2 million, or 52.2%, from $0.4 million to $0.7 million for the three months ended March 31, 2001 and 2002, respectively, due primarily to our increased net patient service revenue. As a percentage of net patient service revenue, our provision for uncollectible accounts remained at 1.6% for the three months ended March 31, 2001 and 2002.

Depreciation and Amortization Expense

    Depreciation and amortization expense decreased $0.2 million, or 33.3%, from $0.5 million for the three months ended March 31, 2001 to $0.3 million for the three months ended March 31, 2002. The decrease was due to the adoption of SFAS 142 in which goodwill is no longer amortized but assessed for impairment at least annually. As a percentage of net patient service revenue, depreciation and amortization expense decreased from 1.8% to 0.8% for the three months ended March 31, 2001 and 2002, respectively.

Other Income (Expense)

    Other income (expense) increased $0.8 million from an expense of $0.7 million for the three months ended March 31, 2001 to income of $0.1 million for the three months ended March 31, 2002, due primarily to a decrease in interest expense as a result of paying off our line of credit with proceeds received from our initial public offering, and by an increase in interest income received from investment of the proceeds of our initial public offering.

Provision for Income Taxes

    Our provision for income taxes was $0.2 million and $2.4 million for the three months ended March 31, 2001 and 2002, respectively. We had an effective income tax rate of 10.6% and 37.0% for the three months ended March 31, 2001 and 2002, respectively. Our effective tax rate in 2001 resulted primarily from state income taxes and federal alternative minimum tax and our use of net operating loss carryforwards.

Net Income

    Net income increased $1.9 million, from a net income of $2.1 million for the three months ended March 31, 2001 to a net income of $4.0 million for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal liquidity requirements have historically been for debt service, hospice acquisition and development plans, working capital and other capital expenditures. We have financed these requirements primarily with borrowings under our credit facility, proceeds from the issuance of common stock and convertible preferred stock, warrants and debt, seller financing of hospice acquisitions, operating and capital leases, normal trade credit terms, and during 2001 and 2002, with cash flows from operations. At March 31, 2002, we had cash and cash equivalents of $14.3 million and working capital of $54.7 million. We also had short-term investments of $33.1 million and an available borrowing capacity of $20.0 million under our credit agreement.

    Cash provided by operating activities was $2.7 million and $6.5 million for the three months ended March 31, 2001 and 2002, respectively. The increase in cash provided by operating activities from the prior year was primarily attributable to the increase in net income, partially offset by increases in non-cash working capital requirements due to the growth of our business.

    Investing activities, consisting primarily of cash paid to purchase hospices and purchase property and equipment and to acquire short-term investments, used cash of $1.0 million and $12.2 million for the three months ended March 31, 2001 and 2002, respectively.

    Net cash used in financing activities was $1.5 million and $0.1 million for the three months ended March 31, 2001 and 2002, respectively, and represented net borrowings under our credit agreement and proceeds from the sale of capital stock, warrants and our 12% senior subordinated notes.

    In connection with our acquisition of seven hospice programs in 2001, we paid an aggregate of $8.2 million in cash and issued the following promissory notes payable to the sellers:

    o A promissory note in the principal amount of $0.2 million. We repaid in full the principal balance of this note and all accrued and unpaid interest in the aggregate amount of $0.3 million in February 2002;

    o A promissory note in the principal amount of $0.3 million. The promissory note bears interest at the rate of 8% per annum and is payable in two installments, with $0.2 million of the principal amount, plus accrued and unpaid interest, paid on April 1, 2002 and the remaining principal amount, plus accrued and unpaid interest, due and payable on April 19, 2003;

    o A promissory note in the principal amount of $1.0 million. The promissory note bears interest at the rate of 7% per annum and is payable in two installments, with $0.5 million of the principal amount, plus accrued and unpaid interest, paid on April 1, 2002 and the remaining principal amount, plus accrued and unpaid interest, due and payable on April 2, 2003;

    o A promissory note in the principal amount of $0.5 million. The promissory note bears interest at the rate of 8% per annum and is due and payable in one installment of principal, plus accrued and unpaid interest, on May 31, 2002;

    o A promissory note in the principal amount of $0.6 million. The promissory note bears interest at the rate of 7% per annum, with interest payable monthly and principal payable in two installments of $0.3 million each on June 30, 2002 and 2003; and

    o A promissory note in the principal amount of $0.5 million. The promissory note bears interest at the rate of 8% per annum and is payable in two installments, with $0.3 million of the principal amount, plus accrued and unpaid interest, due and payable on December 6, 2002 and the remaining principal amount, plus accrued and unpaid interest, due and payable on December 6, 2003.

    In connection with our acquisition of four hospices in April 2002, we paid $10.5 million in cash from the proceeds of our initial public offering.

    We expect to utilize approximately $0.5 million of the proceeds received by us in our initial public offering to complete the anticipated acquisition of the assets of a hospice located in California in the second quarter of 2002.

    Our credit agreement with Heller Healthcare Finance, Inc. provides us with a $20 million revolving line of credit for working capital, acquisitions and general corporate purposes. Borrowings outstanding under our revolving line of credit bear interest at fluctuating rates equal to 1.0% above the prime rate of interest designated by Citibank, with a floor of 10% per annum. Our revolving line of credit will mature on October 2, 2003. As of March 31, 2002, we had no outstanding borrowings under our credit agreement or accrued and unpaid interest. Our revolving line of credit is secured by all of our accounts receivable and any other right to payment for goods sold or leased or services rendered by us and all other property in our possession or under our control. We and our subsidiaries are subject to affirmative and negative covenants, including:

    o limitations on indebtedness, mergers, acquisitions and dispositions of assets, dividends, investments and liens;

    o   license maintenance covenants; and

    o   financial maintenance covenants.

    We were in full compliance with our financial and other covenants as of March 31, 2002. We may in the future refinance our credit agreement with a new credit agreement with our existing lender or new lenders.

    We expect that our principal liquidity requirements will be for working capital, development plans, anticipated hospice acquisitions, debt service and other anticipated capital expenditures. We expect that our existing funds, cash flows from operations and borrowing capacity under our credit agreement will be sufficient to fund our principal liquidity requirements for at least the next 12 months. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including payment for our services, regulatory changes and compliance with new regulations, expense levels, capital expenditures and future development of new hospice locations and acquisitions.

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

FORWARD-LOOKING STATEMENTS

    Certain statements used in the preceding discussion and elsewhere in this Quarterly Report on Form 10-Q, including statements regarding our future financial position and results of operations, business strategy and plans and objectives of management for future operations and statements containing the words "believe", "may", "will", "estimate", "continue", "anticipate", "intend", "expect" and similar expressions, as they relate to us, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions which may cause our actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to (i) the effect of reductions in amounts paid to the us by the Medicare and Medicaid programs, (ii) the effect of changes in healthcare licensure, regulation and payment methods, (iii) our dependence on patient referrals, (iv) our ability to develop new hospice locations in new markets or markets that we currently serve, (v) our ability to identify suitable hospices to acquire on favorable terms and to integrate effectively the operations of acquired hospices, (vi) our ability to attract and retain key personnel and skilled employees, and (vii) our ability to obtain additional capital to finance growth. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which reflect management's view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosure contained under the heading "Risk Factors" in our Form 10-K filed with the Securities and Exchange Commission on March 20, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

    During the quarter ended March 31, 2002, we utilized approximately $5.0 million of the proceeds received by us in our initial public offering in November 2001 for general corporate purposes. We utilized $10.5 million of the proceeds received by us in our initial public offering to complete the acquisitions of hospices located in Ohio and Louisiana in the second quarter of 2002. The remainder of the net proceeds will be used to finance potential acquisitions of hospices and for the development of new hospice locations and for other general corporate purposes.

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

   10.1 Amended and Restated Employment Agreement, effective as of February
        28, 2002, by and between Odyssey HealthCare, Inc. and Richard R. Burnham (incorporated by reference to Exhibit 10.2 to the Company's form 10-K as filed with the Commission on March 20, 2002)

   10.2 Amended and Restated Employment Agreement, effective as of February
        28, 2002, by and between Odyssey HealthCare, Inc. and David C. Gasmire (incorporated by reference to Exhibit 10.3 to the Company's form 10-K as filed with the Commission on March 20, 2002)

   10.3 Amended and Restated Employment Agreement, effective as of February
        28, 2002, by and between Odyssey HealthCare, Inc. and Douglas B. Canon (incorporated by reference to Exhibit 10.4 to the Company's form 10-K as filed with the Commission on March 20, 2002)

   10.4 First Amendment to Employee Stock Purchase Plan, dated March 6,
        2002 (incorporated by reference to exhibit 10.7.2 to the Company's Form 10-K filed with the Commission on March 20, 2002)

    (b) Reports on Form 8-K:

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on the 14th day of May, 2002.

                            ODYSSEY HEALTHCARE, INC.

                        By: /s/ RICHARD R. BURNHAM
                           ---------------------------
                                Richard R. Burnham
                   Chief Executive Officer and Chairman of the
              Board (Duly authorized to sign this report on behalf
                                 of Registrant)

                        By: /s/ DOUGLAS B. CANNON
                           ---------------------------
                                Douglas B. Cannon
     Senior Vice President, Chief Financial Officer, Secretary and Treasurer
                  (Principal Financial and Accounting Officer)

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

   10.1  Amended and Restated Employment Agreement, effective as of February 28,
         2002, by and between Odyssey HealthCare, Inc. and Richard R. Burnham
         (incorporated by reference to Exhibit 10.2 to the Company's form 10-K as filed with the Commission on March 20, 2002)

   10.2  Amended and Restated Employment Agreement, effective as of February 28,
         2002, by and between Odyssey HealthCare, Inc. and David C. Gasmire
         (incorporated by reference to Exhibit 10.3 to the Company's form 10-K as filed with the Commission on March 20, 2002)

   10.3  Amended and Restated Employment Agreement, effective as of February 28,
         2002, by and between Odyssey HealthCare, Inc. and Douglas B. Canon
         (incorporated by reference to Exhibit 10.4 to the Company's form 10-K as filed with the Commission on March 20, 2002)

   10.4  First Amendment to Employee Stock Purchase Plan, dated March 6, 2002
         (incorporated by reference to exhibit 10.7.2 to the Company's Form 10-K filed with the Commission on March 20, 2002)