Form 10-Q
period 2002-06-30
ODYSSEY HEALTHCARE INC
filed 2002-08-13
CIK 1129623

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

         OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                TO
                                        -------------      -------------

         COMMISSION FILE NUMBER 000-33267

                                   ----------

                            ODYSSEY HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                       43-1723043
     (State or other jurisdiction of                           (IRS Employer
      incorporation or organization)                      Identification Number)

717 N. Harwood, Suite 1500, Dallas, Texas                           75201
 (Address of principal executive offices)                        (Zip Code)


                                 (214) 922-9711
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ) The Registrant has only been subject to filing requirements of the Securities Exchange Act of 1934 since October 30, 2001.

     The number of outstanding shares of the issuer's class of capital stock as of July 31, 2002 was as follows: 15,500,454 shares of Common Stock, $.001 par value.

                                   ----------

                                    FORM 10-Q
                            ODYSSEY HEALTHCARE, INC.
                       FOR THE QUARTER ENDED JUNE 30, 2002
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS.....................................    3
         ITEM 2.  MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS................................   10
         ITEM 3.  QUANTITATIVE AND QUALITATIVE
                  DISCLOSURES ABOUT MARKET RISK............................   17
PART II. OTHER INFORMATION
         ITEM 1.  LEGAL PROCEEDINGS........................................   18
         ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS.................   18
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS..................................................   18
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................   18

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31,        JUNE 30,
                                                                               2001              2002
                                                                           ------------      ------------
                                                                          {IN THOUSANDS, EXCEPT SHARE AND
                                                                                 PER SHARE AMOUNTS)
                                                                                              (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents ..........................................     $     20,072      $      7,851
  Short-term investments .............................................           21,419            27,210
  Accounts receivable from patient services, net of
    allowance for uncollectible accounts of $3,394
    at December 31, 2001 and $2,688 at June 30, 2002 .................           25,043            27,774
  Deferred tax assets ................................................              903             1,339
  Income taxes receivable ............................................               --               963
  Other current assets ...............................................            1,564             1,844
                                                                           ------------      ------------
         Total current assets ........................................           69,001            66,981
Property and equipment, net ..........................................            2,451             2,934
Debt issue costs, net and other ......................................               59                42
Goodwill, net ........................................................           26,705            37,740
                                                                           ------------      ------------
         Total assets ................................................     $     98,216      $    107,697
                                                                           ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................................     $      2,008      $      1,539
  Accrued compensation ...............................................            4,685             5,437
  Accrued nursing home costs .........................................            5,125             6,152
  Accrued income taxes ...............................................              834                --
  Other accrued expenses .............................................            3,418             4,280
  Current maturities of long-term debt and capital lease obligations .            2,568             1,823
                                                                           ------------      ------------
         Total current liabilities ...................................           18,638            19,231
Long-term debt and capital lease obligations, less current
  maturities .........................................................            1,213               257
Deferred tax liabilities .............................................              580               710
Commitments and contingencies
Minority interest ....................................................              150               150
Stockholders' equity:
  Common stock, $.001 par value:
    Authorized shares - 75,000,000; issued and outstanding
    shares -- 15,253,590 at December 31, 2001 and 15,497,460 at
    June 30, 2002 ....................................................               15                15
  Additional paid-in capital .........................................           77,718            78,313
  Deferred compensation ..............................................           (1,411)           (1,049)
  Retained earnings ..................................................            1,313            10,070
                                                                           ------------      ------------
         Total stockholders' equity ..................................           77,635            87,349
                                                                           ------------      ------------
         Total liabilities and stockholders' equity ..................     $     98,216      $    107,697
                                                                           ============      ============

                             See accompanying notes.

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 JUNE 30,                        JUNE 30,
                                                       --------------------------      --------------------------
                                                          2001            2002            2001            2002
                                                       ----------      ----------      ----------      ----------
                                                       (IN THOUSANDS, EXCEPT PER       (IN THOUSANDS, EXCEPT PER
                                                             SHARE AMOUNTS)                  SHARE AMOUNTS)
                                                               (UNAUDITED)                    (UNAUDITED)
Net patient service revenue ......................     $   30,804      $   46,636      $   57,021      $   86,770
Operating expenses:
  Direct hospice care ............................         14,791          22,649          27,818          41,955
  General and administrative  (exclusive
   of $244 and $175 for the three months ended
   June 30, 2001 and 2002, respectively, and $565
   and $363 for the six months ended June 30,
   2001 and 2002, respectively, reported below
   as stock-based compensation charges) ..........          9,695          15,279          18,655          28,659
  Stock-based compensation charges ...............            244             175             565             363
  Provision for uncollectible accounts ...........            697             647           1,126           1,300
  Depreciation and amortization ..................            600             344           1,063             653
                                                       ----------      ----------      ----------      ----------
                                                           26,027          39,094          49,227          72,930
                                                       ----------      ----------      ----------      ----------
Income from operations ...........................          4,777           7,542           7,794          13,840
Other income (expense):
  Interest income ................................              7             140              16             325
  Interest expense ...............................           (780)            (59)         (1,489)           (155)
                                                       ----------      ----------      ----------      ----------
                                                             (773)             81          (1,473)            170
                                                       ----------      ----------      ----------      ----------
Income before provision for income taxes .........          4,004           7,623           6,321          14,010
Provision for income taxes .......................          1,134           2,891           1,379           5,254
                                                       ----------      ----------      ----------      ----------
Net income .......................................          2,870           4,732           4,942           8,756
Preferred stock dividends ........................           (329)             --            (658)             --
                                                       ----------      ----------      ----------      ----------
Net income applicable to common stockholders .....     $    2,541      $    4,732      $    4,284      $    8,756
                                                       ==========      ==========      ==========      ==========
Net income per common share:
  Basic ..........................................     $     1.27      $     0.31      $     2.14      $     0.57
  Diluted ........................................           0.24            0.29            0.41            0.54
Weighted average shares outstanding:
  Basic ..........................................          2,006          15,439           2,003          15,386
  Diluted ........................................         11,992          16,362          11,929          16,281

                             See accompanying notes.

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                  --------------------------
                                                                                     2001            2002
                                                                                  ----------      ----------
                                                                                   (IN THOUSANDS, EXCEPT PER
                                                                                         SHARE AMOUNTS)
                                                                                          (UNAUDITED)
Operating Activities
  Net income ................................................................     $    4,942      $    8,756
  Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization ........................................          1,063             653
       Amortization of deferred charges and debt discount ...................            100              17
       Stock-based compensation .............................................            565             363
       Deferred tax expense .................................................             --            (306)
       Provision for uncollectible accounts .................................          1,126           1,300
       Changes in operating  assets and  liabilities, net of
         acquisitions:
            Accounts receivable .............................................         (3,832)         (4,031)
            Other current assets ............................................           (880)         (1,243)
            Other assets ....................................................              8              --
            Accounts payable, accrued nursing home costs and
             other accrued expenses .........................................          2,574           1,338
                                                                                  ----------      ----------
             Net cash provided by operating activities ......................          5,666           6,847
Investing Activities
  Cash paid for acquisitions ................................................         (5,750)        (11,080)
  Increase in short-term investments ........................................             --          (5,791)
  Purchases of property and equipment, net ..................................           (619)         (1,091)
                                                                                  ----------      ----------
             Net cash used in investing activities ..........................         (6,369)        (17,962)
Financing Activities
  Proceeds from issuance of common stock ....................................              9             595
  Payments on debt ..........................................................        (65,527)         (1,716)
  Proceeds from issuance of debt ............................................         66,575              15
                                                                                  ----------      ----------
             Net cash provided by (used in) financing activities ............          1,057          (1,106)
                                                                                  ----------      ----------
Net increase (decrease) in cash and cash equivalents ........................            354         (12,221)
Cash and cash equivalents, beginning of  period .............................             98          20,072
                                                                                  ----------      ----------
Cash and cash equivalents, end of period ....................................     $      452      $    7,851
                                                                                  ==========      ==========
Supplemental Cash Flow Information:
  Cash paid for interest ....................................................     $    1,819      $      227


                            See accompanying notes.

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2002


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

2.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer being amortized but are subject to impairment tests, at least annually, in accordance with the new rules. Other intangible assets continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, SFAS No. 142 was effective beginning in the first quarter of 2002. The Company has performed the required impairment tests of goodwill and indefinite lived intangible assets and has concluded that no basis for impairment of goodwill and indefinite lived intangible assets exists at this time.

     As required by SFAS 142, the results of operations for the three and six months ended June 30, 2001 have not been restated for the change in goodwill amortization. The following table discloses the effect on net income and earnings per share of excluding goodwill amortization which was recognized in the three and six months ended June 30, 2001.

                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                 JUNE 30,                    JUNE 30,
                                                       -------------------------     -------------------------
                                                          2001           2002           2001           2002
                                                       ----------     ----------     ----------     ----------
                                                        (IN THOUSANDS, EXCEPT          (IN THOUSANDS, EXCEPT
                                                            PER SHARE DATA)                PER SHARE DATA)
Reported net income ..............................     $    2,541     $    4,732     $    4,284     $    8,756
Add back goodwill amortization, net of income tax             229             --            380             --
                                                       ----------     ----------     ----------     ----------
Adjusted net income ..............................     $    2,770     $    4,732     $    4,664     $    8,756
                                                       ==========     ==========     ==========     ==========
Basic earnings per share;
  As reported ....................................     $     1.27     $     0.31     $     2.14     $     0.57
  Goodwill amortization ..........................           0.11             --           0.19             --
                                                       ----------     ----------     ----------     ----------
  Adjusted basic earnings per share ..............     $     1.38     $     0.31     $     2.33     $     0.57
                                                       ==========     ==========     ==========     ==========
Diluted earnings per share;
  As reported ....................................     $     0.24     $     0.29     $     0.41     $     0.54
  Goodwill amortization ..........................           0.02             --           0.03             --
                                                       ----------     ----------     ----------     ----------
  Adjusted diluted earnings per share ............     $     0.26     $     0.29     $     0.44     $     0.54
                                                       ==========     ==========     ==========     ==========

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which eliminates the requirements under FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Similarly, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," has been rescinded. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company has not determined the impact on the results of operations or financial position from the adoption of SFAS 145 but does not expect the impact to be material.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. SFAS No. 146 addresses the accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)". The Company does not anticipate a material impact on the results of operations or financial position from the adoption of SFAS No. 146.

3.  SECONDARY PUBLIC OFFERING

     On April 15, 2002, the Company completed its secondary public offering at $27.00 per share (the Offering). The selling stockholders sold 5.6 million shares (including 0.7 million shares issued upon the exercise of the underwriter's option to purchase such shares to cover overallotments). The Company did not receive any of the proceeds from the Offering and has incurred costs of $0.3 million related to the Offering.

4.  ACQUISITIONS

     In April 2002, the Company purchased all of the assets and business of Heart of Ohio Community Health Services Corporation, a hospice located in Columbus, Ohio. The purchase price, including transaction costs, totaled $0.6 million. Assets acquired include goodwill of $0.6 million.

     In April 2002, the Company purchased three hospices of Hospice Care of Louisiana, Inc., located in Baton Rouge, New Orleans and Shreveport, Louisiana. The purchase price, including transaction costs, totaled $9.9 million. Assets acquired include furniture and fixtures of $0.1 million and goodwill of $9.8 million.

     In June 2002, the Company purchased all of the assets and business of Centercal Management Services, LTD, a hospice located in Bakersfield, California. The purchase price, including transaction costs, totaled $0.5 million. Assets acquired include goodwill of $0.5 million.

         In July 2002, the Company purchased all of the assets and business of Palliative Hospice Center, LLC, a hospice located in Wichita, Kansas. The purchase price, including transaction costs, totaled $0.1 million. Assets acquired include licenses of $0.1 million.

         In August 2002, the Company purchased all of the assets and business of HospiCare, Inc., a hospice located in Biloxi, Mississippi. The purchase price, including transaction costs, totaled $1.0 million. Assets acquired include licenses of $0.2 million and goodwill of $0.8 million.

         In August 2002, the Company purchased all of the assets and business of Delta Hospice, Inc., a hospice located in Albuquerque, New Mexico, including an alternate delivery site located in Los Alamos, New Mexico. The purchase price, including transaction costs, totaled $2.0 million. Assets acquired include licenses of $0.2 million and goodwill of $1.8 million.

     The Company has made acquisitions to expand its base of hospice locations. All acquisitions were accounted for under the purchase method of accounting. The results of operations have been included in the consolidated financial statements of the Company from the dates of acquisition.

     Unaudited pro forma consolidated results of operations of the Company for the six months ended June 30, 2001 and 2002 are presented below. Such pro forma presentation has been prepared assuming that the acquisitions described above have been made as of January 1 of the year preceding the year of acquisition:



                                              SIX MONTHS ENDED
                                                   JUNE 30,
                                            2001             2002
                                        ------------     ------------
                                          (in thousands, except per
                                                 share amounts)
Pro forma net patient service
  revenue .........................     $     68,821     $     89,529
Pro forma net income ..............            5,778            9,005
Pro forma net income per
  common share:
  Basic ...........................     $       2.56     $       0.59
  Diluted .........................     $       0.48     $       0.55



5.  DEFERRED COMPENSATION

     During the three and six months ended June 30, 2001, the Company recorded aggregate deferred compensation for employees of $1.4 million, representing the difference between the exercise prices of stock options granted in fiscal year 2001 under the Stock Option Plan and the then deemed fair value of the common stock. These amounts are being amortized as charges to operations, using the graded method. Under the graded method, approximately 46%, 26%, 15%, 9% and 4%, respectively, of each options compensation expense is recognized in each of the five years following the date of the grant. For the three months ended June 30, 2001 and 2002, the Company amortized $0.2 million and $0.2 million of deferred compensation, respectively. For the six months ended June 30, 2001 and 2002, the Company amortized $0.6 million and $0.4 million of deferred compensation, respectively.

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

     The following table presents the calculation of basic and diluted net income per common share and pro forma basic and diluted net income per common share:

                                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                             JUNE 30,                      JUNE 30,
                                                                   --------------------------     --------------------------
                                                                      2001            2002           2001            2002
                                                                   ----------      ----------     ----------      ----------
                                                                      (IN THOUSANDS, EXCEPT        (IN THOUSANDS, EXCEPT
                                                                          PER SHARE DATA)              PER SHARE DATA)
Numerator
  Net income .................................................     $    2,870      $    4,732     $    4,942      $    8,756
  Series A, B and C Preferred Stock dividends ................           (329)             --           (658)             --
                                                                   ----------      ----------     ----------      ----------
  Numerator for basic earnings per share -- income available
    to common stockholders ...................................          2,541           4,732          4,284           8,756
  Effect of dilutive securities:
    Series A, B and C Preferred Stock dividends ..............            329              --            658              --
                                                                   ----------      ----------     ----------      ----------
  Numerator for diluted net income per share -- net income
    available to common stockholders after
    assumed conversions ......................................     $    2,870      $    4,732     $    4,942      $    8,756
                                                                   ==========      ==========     ==========      ==========
Denominator
  Denominator for basic net income per
    share - weighted average shares ..........................          2,006          15,439          2,003          15,386
  Effect of dilutive securities:
    Employee stock options ...................................            818             881            818             853
    Series A, B and C Preferred Stock ........................          8,088              --          8,088              --

    Series B Preferred Stock Warrants
      convertible to common stock ............................            110              42             50              42
    Common stock warrants ....................................            970              --            970              --
                                                                   ----------      ----------     ----------      ----------
  Denominator for diluted net income per share - adjusted
    weighted average shares and assumed conversions ..........         11,992          16,362         11,929          16,281
                                                                   ==========      ==========     ==========      ==========
Net income per common share:
    Basic ....................................................     $     1.27      $     0.31     $     2.14      $     0.57
    Diluted ..................................................           0.24            0.29           0.41            0.54

7.  INCOME TAXES

     The Company expects that its effective tax rate will be approximately 37.5% during 2002 as there are no remaining net operating loss carryforwards or remaining valuation allowances.

     Income taxes of $6.9 million were paid thus far in 2002.

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

     The Company's current general and professional liability policy does not provide coverage for claims that arise from acts that occurred prior to the policy's start date of April 12, 2000. From March 12, 1999 to April 12, 2000, Reliance National Insurance Company provided the Company's insurance coverage. Since April 12, 2000, Lexington Insurance Company, a subsidiary of American International Group, Inc., has provided the Company's insurance coverage. During the fourth quarter of 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania placed Reliance National Insurance Company in liquidation. As of June 30, 2002, the Company's reserves of $0.6 million included amounts to cover potential losses resulting from current and future litigation claims covered by Reliance National Insurance Company to the extent its assets are not sufficient to pay such claims. Although the Company believes that the amount reserved is adequate to cover its potential losses, the Company cannot assure that its losses will not exceed the amount reserved. The Company's profitability will be negatively impacted to the extent its actual losses exceed the amount reserved. The Company could potentially recover from any losses through state funds and/or bankruptcy rulings; however these amounts are undeterminable.

9.  RELATED PARTY TRANSACTIONS

     A member of the Company's board of directors is a partner of the limited liability partnership from which the Company had obtained senior subordinated notes. Interest paid on these notes was approximately $0.4 million and $1.1 million for the three and six months ended June 30, 2001, respectively. These notes were paid in full with proceeds from the initial public offering in October 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

OVERVIEW

     We are one of the largest providers of hospice care in the United States in terms of both average daily census and number of locations. As a hospice care provider, our goal is to improve the quality of life of terminally ill patients and their families. We believe that our overriding focus on the delivery of quality, responsive service differentiates us from other hospice care providers. We have grown rapidly since we opened our first hospice location in January 1996. Through the development of new hospice locations and a series of acquisitions, we now have 53 hospice locations to serve patients and their families in 24 states. We operate all of these hospice locations through our operating subsidiaries. During the three months ended June 30, 2002, our average daily census was 4,289 patients, which represents a 47.4% increase over our average daily census for the three months ended June 2001 of 2,909 patients. During the six months ended June 30, 2002, our average daily census was 3,991 patients, which represents a 46.1% increase over our average daily census for the six months ended June 2001 of 2,731 patients. Our net patient service revenue of $46.6 million for the three months ended June 30, 2002 represents an increase of 51.4% over our net patient service revenue of $30.8 million for the three months ended June 30, 2001. Our net patient service revenue of $86.8 million for the six months ended June 30, 2002 represents an increase of 52.2% over our net patient service revenue of $57.0 million for the six months ended June 30, 2001. We reported net income of $4.7 million for the three months ended June 30, 2002, and $2.9 million for the three months ended June 30, 2001, respectively. We reported net income of $8.8 million for the six months ended June 30, 2002, and $4.9 million for the six months ended June 30, 2001, respectively.

DEVELOPED HOSPICES AND ACQUISITIONS

DEVELOPED HOSPICES

     During the second quarter of 2002, our Austin, Texas and Montgomery, Alabama hospices received Medicare certification. We are continuing development of the Chicago (South), Illinois, Tulsa, Oklahoma, Cleveland, Ohio and St. Louis, Missouri hospices.

ACQUISITIONS

     During 2001, we acquired seven hospices for a combined purchase price of $11.3 million. We financed our acquisitions in 2001 with $7.0 million in cash obtained from borrowings under our credit agreement, $1.2 million in cash from the proceeds of our initial public offering and promissory notes payable to the sellers in the aggregate principal amount of $3.1 million.

     During the second quarter of 2002, we acquired five hospices for a combined purchase price of $11.0 million. We financed our acquisitions during the second quarter with $11.0 million in cash proceeds from our initial public offering.

     During the third quarter of 2002, we acquired three hospices for a combined purchase price of $3.1 million. We financed our acquisitions during the third quarter with $3.1 million in cash proceeds from our initial public offering.

     We accounted for these acquisitions as purchases.

     As part of our ongoing acquisition strategy, we are continually evaluating other potential acquisition opportunities.

     We have entered into a non-binding letter of intent to acquire a hospice located in Omaha, Nebraska with a patient census of approximately five. Completion of this acquisition is subject to various conditions, including our ability to enter into a definitive agreement to acquire this hospice. We cannot assure you that a definitive agreement will be entered into or that this acquisition will be completed.

     Goodwill from our hospice acquisitions, net of accumulated amortization, was $26.7 million as of December 31, 2001 and $37.7 million as of June 30, 2002. Goodwill, net of accumulated amortization, was 34.4% of common stockholders' equity and 27.2% of total assets as of December 31, 2001 and 43.2% of common stockholders' equity and 35.0% of total assets as of June 30, 2002. During fiscal 2001 and prior years, we amortized our goodwill over 20 years for acquisitions completed through June 30, 2001 and did not amortize goodwill for acquisitions subsequent to June 30, 2001. Under new rules issued by the FASB, effective for fiscal 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the new rules. Other intangible assets with definite lives continue to be amortized over their useful lives. We applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. We have completed the required impairment tests of goodwill and indefinite lived intangible assets and have concluded that no basis for impairment of our goodwill and indefinite lived intangible assets exists at this time.

NET PATIENT SERVICE REVENUE

     Net patient service revenue is the estimated net realizable revenue from patients, Medicare, Medicaid, commercial insurance, managed care payors and others for services rendered. Payors may determine that the services provided are not covered and do not qualify for a payment or, for commercial payors, that the payments are subject to usual and customary rates. To determine net patient service revenue, we adjust gross patient service revenue for estimated payment denials and contractual adjustments based on historical experience. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 93.8% and 94.7% of our net patient service revenue for the three months ended June 30, 2001 and 2002, respectively, and 93.6 % and 94.6% of our net patient service revenue for the six months ended June 30, 2001 and 2002, respectively. Services provided under Medicaid programs represented approximately 3.1% and 2.8% of our net patient service revenue for the three months ended June 30, 2001 and 2002, respectively, and 3.2% and 2.9% of our net patient service revenue for the six months ended June 30, 2001 and 2002, respectively. The payments we receive from the Medicare and Medicaid programs are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.

     Routine home care is the largest component of our gross patient service revenue, representing 89.2% and 89.9% of gross patient service revenue for the three months ended June 30, 2001 and 2002, respectively, and 88.0% and 89.5% of gross patient service revenue for the six months ended June 30, 2001 and 2002, respectively. Inpatient care represented 8.8% and 8.1% of gross patient service revenue for the three months ended June 30, 2001 and 2002, respectively, and 9.5% and 8.5% of gross patient service revenue for the six months ended June 30, 2001 and 2002, respectively. Continuous care and respite care, combined, represented most of the remaining gross patient service revenue for these periods.

     The principal factors that impact net patient service revenue are our average daily census, levels of care provided to our patients and changes in Medicare and Medicaid payment rates due to adjustments for inflation. Average daily census is affected by the number of patients referred by new and existing referral sources, and admitted into our hospice program, and average length of stay of those patients once admitted. Average length of stay is impacted by patients' decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay has increased from 57 days for the quarter ended June 30, 2001 to 63 days for the quarter ended June 30, 2002 and has increased from 56 days for the six months ended June 30, 2001 to 63 days for the six months ended June 30, 2002.

     Payment rates under the Medicare and Medicaid programs are currently indexed for inflation annually; however, the increases have historically been less than actual inflation. Effective April 1, 2001, however, the base Medicare daily payment rates for hospice care increased by five percent over the base rates then in effect, which has favorably impacted our profitability. On October 1, 2001, the base Medicare payment rates for hospice care increased by approximately 3.2% over the base rates previously in effect. The Centers for Medicare and Medicaid Services recently announced a net 3.4% increase in Medicare hospice reimbursement rates effective October 1, 2002. These rates are further adjusted by the hospice wage index. In the future, reductions in the Medicare and Medicaid payment rates or the rate of increase in Medicare and Medicaid payments may have an adverse impact on our net patient service revenue.

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

     The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses (exclusive of $0.2 million and $0.2 million for the three months ended June 30, 2001 and 2002, respectively, and exclusive of $0.6 million and $0.4 million for the six months ended June 30, 2001 and 2002, respectively, reported separately as stock-based compensation) for the periods indicated:

                                                          THREE MONTHS                    SIX MONTHS
                                                              ENDED                          ENDED
                                                             JUNE 30,                      JUNE 30,
                                                  --------------------------      --------------------------
                                                     2001            2002            2001            2002
                                                  ----------      ----------      ----------      ----------
Direct hospice care expenses:
  Salaries and payroll taxes ................           26.0%           28.0%           27.4%           27.9%
  Pharmaceuticals ...........................            7.4             7.2             7.3             6.9
  Medical equipment and supplies ............            6.3             5.9             6.2             6.0
  Inpatient costs ...........................            1.8             2.1             2.0             2.2
  Other (including nursing home costs, net) .            6.5             5.3             5.9             5.4
                                                  ----------      ----------      ----------      ----------
     Total ..................................           48.0%           48.5%           48.8%           48.4%
                                                  ==========      ==========      ==========      ==========
General and administrative expenses:
  Salaries and benefits .....................           20.3%           19.8%           21.1%           20.3%
  Leases ....................................            3.0             2.5             3.0             2.7
  Other (including bad debts, travel, office
   supplies, printing and equipment rental) .           10.5            11.9            10.6            11.5
                                                  ----------      ----------      ----------      ----------
     Total ..................................           33.8%           34.2%           34.7%           34.5%
                                                  ==========      ==========      ==========      ==========

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

     We have recorded deferred stock-based compensation charges related to stock options granted to employees and directors during 2000 and 2001. Based on the number of outstanding stock options granted during 2000 and 2001, we expect to amortize approximately $1.4 million of deferred stock-based compensation during 2002 and in future periods. We expect to amortize this deferred stock-based compensation in the following approximate amounts:

     o $0.7 million during 2002 (of which $0.4 million has been amortized as of June 30, 2002);

     o   $0.4 million during 2003;

     o   $0.2 million during 2004; and

     o   $0.1 million during 2005 and 2006.

PROVISION FOR INCOME TAXES

     Our provision for income taxes consists of current and deferred federal and state income tax expenses. We estimate that our effective tax rate will be approximately 37.5% during 2002 as there are no remaining net operating loss carryforwards or remaining valuation allowances. For fiscal 2001, we fully utilized our net operating loss carryforwards of $9.5 million that existed at December 31, 2000 and were fully reserved by a valuation allowance. Accordingly, our effective tax rate was 19.0% during 2001, after considering the reversal of the valuation allowance on our deferred tax assets.

RESULTS OF OPERATIONS

     The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the periods indicated:


                                                                                 THREE MONTHS                 SIX MONTHS
                                                                                    ENDED                        ENDED
                                                                                   JUNE 30,                     JUNE 30,
                                                                           -----------------------      -----------------------
                                                                             2001           2002          2001           2002
                                                                           --------       --------      --------       --------
Net patient service revenue ..........................................        100.0%         100.0%        100.0%         100.0%
Operating expenses:
  Direct hospice care ................................................         48.0           48.5          48.8           48.4
  General and administrative (exclusive of $0.2 million
   and $0.2 million for the three months ended June 30, 2001 and 2002, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2001 and 2002, respectively, reported
   separately as stock-based compensation charges) ...................         31.5           32.8          32.7           33.0
  Stock-based compensation charges ...................................          0.8            0.4           1.0            0.4
  Provision for uncollectible accounts ...............................          2.3            1.4           2.0            1.5
  Depreciation and amortization ......................................          1.9            0.7           1.9            0.7
                                                                           --------       --------      --------       --------
                                                                               84.5           83.8          86.4           84.0
Income from operations ...............................................         15.5           16.2          13.6           16.0
Other income (expense), net ..........................................         (2.5)           0.1          (2.6)           0.2
                                                                           --------       --------      --------       --------
Income before income taxes ...........................................         13.0           16.3          11.0           16.2
Provision for income taxes ...........................................          3.7            6.2           2.4            6.1
                                                                           --------       --------      --------       --------
Net income ...........................................................          9.3%          10.1%          8.6%          10.1%
                                                                           ========       ========      ========       ========


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Net Patient Service Revenue

     Net patient service revenue increased $15.8 million, or 51.4%, from $30.8 million for the three months ended June 30, 2001 to $46.6 million for the three months ended June 30, 2002 due primarily to an increase in average daily census of 1,380, or 47.4%, from 2,909 in 2001 to 4,289 in 2002. Increases in patient referrals from existing and new referral sources, resulting in increased billable days, and, to a lesser extent, increases in payment rates, provided approximately $10.6 million, or 67.1%, of this increase in net patient service revenue. The remaining increase of $5.2 million, or 32.9%, in net patient service revenue was due to the inclusion of net patient service revenue from hospices acquired and developed in 2001 and 2002. Net patient service revenue per day of care was $116.38 and $119.48 for the three months ended June 30, 2001 and 2002, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services. Medicare and Medicaid payments represented 96.9% and 97.5% of our net patient service revenue for the three months ended June 30, 2001 and 2002, respectively.

Direct Hospice Care Expenses

     Direct hospice care expenses increased $7.9 million, or 53.1%, from $14.8 million for the three months ended June 30, 2001 to $22.6 million for the three months ended June 30, 2002. This increase was primarily due to the growth of our operations at our existing hospices and, to a lesser extent, to direct hospice care expenses of hospices acquired in 2001 and 2002. As a percentage of net patient service revenue, direct hospice care expenses increased from 48.0% to 48.5% for the three months ended June 30, 2001 and 2002, respectively, primarily due to the growth of our operations through developed hospices.

General and Administrative Expenses (Exclusive of Stock-Based Compensation)

     General and administrative expenses increased $5.6 million, or 57.6%, from $9.7 million for the three months ended June 30, 2001 to $15.3 million for the three months ended June 30, 2002. This increase was due to the growth of our operations at our hospice locations. As a percentage of net patient service revenue, general and administrative expenses increased from 31.5% to 32.8% for the three months ended June 30, 2001 and 2002, respectively, due primarily to the growth of our operations at our hospice locations.

Stock-Based Compensation Charges

     Stock-based compensation charges were $0.2 million for both the three months ended June 30, 2001 and 2002. These charges related to amortization of deferred compensation for stock options granted to management prior to our initial public offering with exercise prices below the deemed fair value of our common stock.

Provision for Uncollectible Accounts

     Our provision for uncollectible accounts decreased $0.1 million, or 7.2%, from $0.7 million to $0.6 million for the three months ended June 30, 2001 and 2002, respectively. As a percentage of net patient service revenue, our provision for uncollectible accounts decreased from 2.3% to 1.4% for the three months ended June 30, 2001 and 2002, respectively.

Depreciation and Amortization Expense

     Depreciation and amortization expense decreased $0.3 million, or 42.7%, from $0.6 million for the three months ended June 30, 2001 to $0.3 million for the three months ended June 30, 2002. The decrease was due to the adoption of SFAS 142 in which goodwill is no longer amortized but assessed for impairment at least annually. As a percentage of net patient service revenue, depreciation and amortization expense decreased from 1.9% to 0.7% for the three months ended June 30, 2001 and 2002, respectively.

Other Income (Expense)

     Other income (expense) increased $0.9 million from an expense of $0.8 million for the three months ended June 30, 2001 to income of $0.1 million for the three months ended June 30, 2002, due primarily to a decrease in interest expense as a result of paying off our line of credit and certain seller notes with proceeds received from our initial public offering, and by an increase in interest income received from investment of the proceeds of our initial public offering.

Provision for Income Taxes

     Our provision for income taxes was $1.1 million and $2.9 million for the three months ended June 30, 2001 and 2002, respectively.

Net Income

     Net income increased $1.9 million, from a net income of $2.9 million for the three months ended June 30, 2001 to a net income of $4.7 million for the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Net Patient Service Revenue

     Net patient service revenue increased $29.7 million, or 52.2%, from $57.0 million for the six months ended June 30, 2001 to $86.8 million for the six months ended June 30, 2002 due primarily to an increase in average daily census of 1,260, or 46.1%, from 2,731 in 2001 to 3,991 in 2002. Increases in patient referrals from existing and new referral sources, resulting in increased billable days, and, to a lesser extent, increases in payment rates, provided approximately $22.3 million, or 75.3%, of this increase in net patient service revenue. The remaining increase of $7.4 million, or 24.7%, in net patient service revenue was due to the inclusion of net patient service revenue from hospices acquired and developed in 2001 and 2002. Net patient service revenue per day of care was $115.35 and $120.12 for the six months ended June 30, 2001 and 2002, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services. Medicare and Medicaid payments represented 96.8% and 97.5% of our net patient service revenue for the six months ended June 30, 2001 and 2002, respectively.

Direct Hospice Care Expenses

     Direct hospice care expenses increased $14.1 million, or 50.8%, from $27.8 million for the six months ended June 30, 2001 to $42.0 million for the six months ended June 30, 2002. This increase was primarily due to the growth of our operations at our existing hospices. As a percentage of net patient service revenue, direct hospice care expenses decreased from 48.8% to 48.4% for the six months ended June 30, 2001 and 2002, respectively, due primarily to efficiencies in staffing and, to a lesser extent, overall increases in Medicare payment rates.

General and Administrative Expenses (Exclusive of Stock-Based Compensation)

     General and administrative expenses increased $10.0 million, or 53.6%, from $18.7 million for the six months ended June 30, 2001 to $28.7 million for the six months ended June 30, 2002. This increase was due to the growth of our operations at our hospice locations. As a percentage of net patient service revenue, general and administrative expenses increased from 32.7% to 33.0% for the six months ended June 30, 2001 and 2002, respectively, due primarily to the growth of our operations at our hospice locations.

Stock-Based Compensation Charges

     Stock-based compensation charges were $0.6 million and $0.4 million for the six months ended June 30, 2001 and 2002, respectively. These charges related to amortization of deferred compensation for stock options granted to management prior to our initial public offering with exercise prices below the deemed fair value of our common stock.

Provision for Uncollectible Accounts

     Our provision for uncollectible accounts increased $0.2 million, or 15.5%, from $1.1 million to $1.3 million for the six months ended June 30, 2001 and 2002, respectively, due primarily to our increased net patient service revenue. As a percentage of net patient service revenue, our provision for uncollectible accounts decreased from 2.0% to 1.5% for the six months ended June 30, 2001 and 2002, respectively.

Depreciation and Amortization Expense

     Depreciation and amortization expense decreased $0.4 million, or 38.6%, from $1.1 million for the six months ended June 30, 2001 to $0.7 million for the six months ended June 30, 2002. The decrease was due to the adoption of SFAS 142 in which goodwill is no longer amortized but assessed for impairment at least annually. As a percentage of net patient service revenue, depreciation and amortization expense decreased from 1.9% to 0.7% for the six months ended June 30, 2001 and 2002, respectively.

Other Income (Expense)

     Other income (expense) increased $1.6 million from an expense of $1.5 million for the six months ended June 30, 2001 to income of $0.2 million for the six months ended June 30, 2002, due primarily to a decrease in interest expense as a result of paying off our line of credit and certain seller notes with proceeds received from our initial public offering, and by an increase in interest income received from investment of the proceeds of our initial public offering.

Provision for Income Taxes

     Our provision for income taxes was $1.4 million and $5.3 million for the six months ended June 30, 2001 and 2002, respectively. We had an effective income tax rate of 21.8% and 37.5% for the six months ended June 30, 2001 and 2002, respectively. Our effective tax rate in 2001 was lower than the statutory rate due to our net operating loss carryforwards.

Net Income

     Net income increased $3.8 million, from a net income of $4.9 million for the six months ended June 30, 2001 to a net income of $8.8 million for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal liquidity requirements have historically been for debt service, hospice acquisition and development plans, working capital and other capital expenditures. Since our initial public offering, we have financed these requirements primarily with borrowings under our credit facility, proceeds from the issuance of common stock and debt, seller financing of hospice acquisitions, operating and capital leases, normal trade credit terms, and cash flows from operations. At June 30, 2002, we had cash and cash equivalents of $7.9 million and working capital of $47.8 million. We also had short-term investments of $27.2 million and an available borrowing capacity of $20.0 million under our credit agreement.

     Cash provided by operating activities was $5.7 million and $6.8 million for the six months ended June 30, 2001 and 2002, respectively. The increase in cash provided by operating activities from the prior year was primarily attributable to the increase in net income, partially offset by increases in non-cash working capital requirements due to the growth of our business.

     Investing activities, consisting primarily of cash paid to purchase hospices and purchase property and equipment and to acquire short-term investments, used cash of $6.4 million and $18.0 million for the six months ended June 30, 2001 and 2002, respectively.

     Net cash provided by (used in) financing activities was $1.1 million and $(1.1) million for the six months ended June 30, 2001 and 2002, respectively, and represented net borrowings under our credit agreement and proceeds from the sale of capital stock, warrants and, in 2001, our 12% senior subordinated notes.

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

     o A promissory note in the principal amount of $0.5 million. We repaid in full the principal balance of this note and all accrued and unpaid interest in the aggregate amount of $0.5 million on May 31, 2002;

     o A promissory note in the principal amount of $0.6 million. We repaid in full the principal balance of this note and all accrued and unpaid interest in the aggregate amount of $0.6 million on June 30, 2002 and July 29, 2003; and

     o A promissory note in the principal amount of $0.5 million. The promissory note bears interest at the rate of 8% per annum and is payable in two installments, with $0.3 million of the principal amount, plus accrued and unpaid interest, due and payable on December 6, 2002 and the remaining principal amount, plus accrued and unpaid interest, due and payable on December 6, 2003.

     In connection with our acquisition of eight hospices thus far in 2002, we paid $14.1 million in cash from the proceeds of our initial public offering.

     Our credit agreement with Heller Healthcare Finance, Inc. provides us with a $20 million revolving line of credit for working capital, acquisitions and general corporate purposes. Borrowings outstanding under our revolving line of credit bear interest at fluctuating rates equal to 1.0% above the prime rate of interest designated by Citibank, with a floor of 10% per annum. Our revolving line of credit will mature on October 2, 2003. As of June 30, 2002, we had no outstanding borrowings under our credit agreement or accrued and unpaid interest. Our revolving line of credit is secured by all of our accounts receivable and any other right to payment for goods sold or leased or services rendered by us and all other property in our possession or under our control. We and our subsidiaries are subject to affirmative and negative covenants, including:

     o limitations on indebtedness, mergers, acquisitions and dispositions of assets, dividends, investments and liens;

     o   license maintenance covenants; and

     o   financial maintenance covenants.

     We were in full compliance with our financial and other covenants as of June 30, 2002. We may in the future refinance our credit agreement with a new credit agreement with our existing lender or new lenders.

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

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended June 30, 2002, we utilized approximately $3.3 million of the proceeds received by us in our initial public offering in November 2001 for general corporate purposes. We also utilized $11.0 million of the proceeds received by us in our initial public offering to complete the acquisitions of hospices located in California, Ohio and Louisiana. We have utilized $3.1 million of the proceeds received by us in our initial public offering to complete the acquisitions of hospices located in Mississippi, New Mexico and Kansas in the third quarter of 2002. The remainder of the net proceeds will be used to finance potential acquisitions of hospices, for the development of new hospice locations and for other general corporate purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our Annual Meeting of Stockholders held on May 31, 2002, the following proposals were submitted to stockholders with the following results:

     1. Election of Mark A. Wan to serve as our Class I Director until our annual Meeting of Stockholders in 2005 and until his successor is elected and qualified or until his earlier death, resignation or removal from office. 13,604,540 shares of common stock were voted for the election of Mr. Wan and 109,015 shares of our common stock were withheld from voting thereon.

          The following individual is also a Class I Director, whose term expires at our Annual Meeting of Stockholders in 2005: Paul Feldstein. The following individuals are our Class II Directors, whose terms expire at our Annual Meeting of Stockholders in 2003: John K. Carlyle, David W. Cross and David L. Steffy. The following individuals are our Class III Directors, whose terms expire at our Annual Meeting of Stockholders in 2004: Martin S. Rash, Richard R. Burnham and David C. Gasmire.

     2. Ratification of the selection of Ernst & Young LLP as independent accountants of the Company for the fiscal year ending December 31, 2002.

                                               Number of Shares
                                               ----------------
          For ...............................     13,386,013
          Against ...........................        611,522
          Abstain ...........................             --


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         3.1 Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)

         3.2 Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

         4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on August 2, 2001)

         4.2 Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

         4.3 Rights Agreement (the "Rights Agreement") dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A as filed with the Commission on December 8, 2001)

         4.4 Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))



     (b) Reports on Form 8-K:

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on the 13th day of August, 2002.

                            ODYSSEY HEALTHCARE, INC.

                           By: /s/ Richard R. Burnham
                               ----------------------
                                   Richard R. Burnham
                Chief Executive Officer and Chairman of the Board
          (Duly authorized to sign this report on behalf of Registrant)

                            By: /s/ Douglas B. Cannon
                                ---------------------
                                    Douglas B. Cannon
    Senior Vice President, Chief Financial Officer, Secretary and Treasurer
                  (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
         3.1      Fifth Amended and Restated Certificate of Incorporation
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Amendment No. 2 to Registration Statement on Form S-1
                  (Registration No. 333-51522) as filed with the Commission on
                  September 13, 2001)

         3.2 Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration
                  Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

         4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 1 to
                  Registration Statement on Form S-1 (Registration No.
                  333-51522) as filed with the Commission on August 2, 2001)

         4.2 Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form
                  S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

         4.3      Rights Agreement (the "Rights Agreement") dated November 5,
                  2001, between Odyssey HealthCare, Inc. and Rights Agent
                  (incorporated by reference to Exhibit 4.1 to the Company's
                  Registration Statement on Form 8-A as filed with the Commission on December 8, 2001)

         4.4      Form of Certificate of Designation of Series A Junior
                  Participating Preferred Stock (included as Exhibit A to the
                  Rights Agreement (Exhibit 4.3 hereto))
