Form 10-Q
period 2002-09-30
ODYSSEY HEALTHCARE INC
filed 2002-11-14
CIK 1129623

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM               TO
                                   -------------    -------------

    COMMISSION FILE NUMBER 000-33267

                                   ----------

                            ODYSSEY HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                43-1723043
       (State or other jurisdiction                      (IRS Employer
     of incorporation or organization)               Identification  Number)



   717 N. Harwood, Suite 1500, Dallas, Texas                 75201
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

    The number of outstanding shares of the issuer's class of capital stock as of October 31, 2002 was as follows: 15,540,185 shares of Common Stock, $.001 par value.

                                   ----------

                                    FORM 10-Q
                            ODYSSEY HEALTHCARE, INC.
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS..............................................      3
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.........................................     10
         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........     18
         ITEM 4.  CONTROLS AND PROCEDURES...........................................     18
PART II. OTHER INFORMATION
         ITEM 1.  LEGAL PROCEEDINGS.................................................     19
         ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS..........................     19
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................     19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER 31,      SEPTEMBER 30,
                                                                                   2001              2002
                                                                              --------------    --------------
                                                                               (IN THOUSANDS, EXCEPT SHARE AND
                                                                                      PER SHARE AMOUNTS)
                                                                                (AUDITED)         (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ...............................................   $       20,072    $        3,766
  Short-term investments ..................................................           21,419            27,806
  Accounts receivable from patient services, net of
    allowance for uncollectible accounts of $3,394
    at December 31, 2001 and $2,482 at September 30, 2002 .................           25,043            32,930
  Deferred tax assets .....................................................              903             1,105
  Income taxes receivable .................................................               --               617
  Other current assets ....................................................            1,564             1,812
                                                                              --------------    --------------
         Total current assets .............................................           69,001            68,036
Property and equipment, net ...............................................            2,451             3,384
Debt issue costs, net and other ...........................................               59                33
Intangibles, net ..........................................................           26,705            42,035
                                                                              --------------    --------------
         Total assets .....................................................   $       98,216    $      113,488
                                                                              ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ........................................................   $        2,008    $        2,406
  Accrued compensation ....................................................            4,685             5,168
  Accrued nursing home costs ..............................................            5,125             6,835
  Accrued income taxes ....................................................              834                --
  Other accrued expenses ..................................................            3,418             4,654
  Current maturities of long-term debt and capital lease obligations ......            2,568               274
                                                                              --------------    --------------
         Total current liabilities ........................................           18,638            19,337
Long-term debt and capital lease obligations, less current
  maturities ..............................................................            1,213               253
Deferred tax liabilities ..................................................              580               373
Other liabilities .........................................................               --               327
Commitments and contingencies
Minority interest .........................................................              150                --
Stockholders' equity:
  Common stock, $.001 par value:
    Authorized shares - 75,000,000; issued and outstanding shares --
    15,253,590 at December 31, 2001 and 15,535,680 at
    September 30, 2002 ....................................................               15                16
  Additional paid-in capital ..............................................           77,718            78,590
  Deferred compensation ...................................................           (1,411)             (883)
  Retained earnings .......................................................            1,313            15,475
                                                                              --------------    --------------
         Total stockholders' equity .......................................           77,635            93,198
                                                                              --------------    --------------
         Total liabilities and stockholders' equity .......................   $       98,216    $      113,488
                                                                              ==============    ==============

                             See accompanying notes.

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                               ------------------------    ------------------------
                                                                  2001          2002          2001          2002
                                                               ----------    ----------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER    (IN THOUSANDS, EXCEPT PER
                                                                    SHARE AMOUNTS)               SHARE AMOUNTS)
                                                                     (UNAUDITED)                   (UNAUDITED)
Net patient service revenue ................................   $   34,875    $   50,737    $   91,896    $  137,507
Operating expenses:
  Direct hospice care ......................................       16,294        25,190        44,112        67,145
  General and administrative  (exclusive
   of $274 and $165 for the three months ended
   September 30, 2001 and 2002, respectively, and
   $839 and $528 for the nine months ended September
   30, 2001 and 2002, respectively, reported below
   as stock-based compensation charges) ....................       11,345        15,818        30,000        44,477
  Stock-based compensation charges .........................          274           165           839           528
  Provision for uncollectible accounts .....................        1,056           423         2,182         1,723
  Depreciation and amortization ............................          557           402         1,620         1,055
                                                               ----------    ----------    ----------    ----------
                                                                   29,526        41,998        78,753       114,928
                                                               ----------    ----------    ----------    ----------
Income from operations .....................................        5,349         8,739        13,143        22,579
Other income (expense):
  Minority interest ........................................         (150)           50          (150)           50
  Interest income ..........................................            4           112            20           437
  Interest expense .........................................         (700)          (71)       (2,188)         (225)
                                                               ----------    ----------    ----------    ----------
                                                                     (846)           91        (2,318)          262
                                                               ----------    ----------    ----------    ----------
Income before provision for income taxes ...................        4,503         8,830        10,825        22,841
Provision for income taxes .................................          962         3,425         2,341         8,679
                                                               ----------    ----------    ----------    ----------
Net income .................................................        3,541         5,405         8,484        14,162
Preferred stock dividends ..................................         (329)           --          (988)           --
                                                               ----------    ----------    ----------    ----------
Net income applicable to common stockholders ...............   $    3,212    $    5,405    $    7,496    $   14,162
                                                               ==========    ==========    ==========    ==========
Net income per common share:
  Basic ....................................................   $     1.59    $     0.35    $     3.73    $     0.92
  Diluted ..................................................         0.29          0.33          0.71          0.87
Weighted average shares outstanding:
  Basic ....................................................        2,026        15,507         2,011        15,383
  Diluted ..................................................       12,014        16,345        12,005        16,241

                             See accompanying notes.

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                    ------------------------
                                                                       2001          2002
                                                                    ----------    ----------
                                                                         (IN THOUSANDS)
                                                                           (UNAUDITED)
Operating Activities
  Net income ....................................................   $    8,484    $   14,162
  Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization ............................        1,620         1,055
       Amortization of deferred charges and debt discount .......          150            26
       Stock-based compensation .................................          839           528
       Minority interest ........................................          150           (50)
       Deferred tax expense .....................................           --          (409)
       Provision for uncollectible accounts .....................        2,182         1,723
       Changes in operating assets and liabilities, net of
         acquisitions:
            Accounts receivable .................................       (8,184)       (9,610)
            Other current assets ................................       (1,985)         (865)
            Other assets ........................................            8            --
            Accounts payable, accrued nursing home costs and
             other accrued expenses .............................        8,599         3,022
                                                                    ----------    ----------
             Net cash provided by operating activities ..........       11,863         9,582
Investing Activities
  Cash paid for acquisitions ....................................       (7,000)      (15,392)
  Increase in short-term investments ............................           --        (6,387)
  Purchases of property and equipment, net ......................       (1,110)       (1,926)
                                                                    ----------    ----------
             Net cash used in investing activities ..............       (8,110)      (23,705)
Financing Activities
  Proceeds from issuance of common stock ........................           25           873
  Distributions to minority partners ............................           --          (100)
  Payments on debt ..............................................     (102,596)       (2,971)
  Proceeds from issuance of debt ................................       99,725            15
                                                                    ----------    ----------
             Net cash used in financing activities ..............       (2,846)       (2,183)
                                                                    ----------    ----------
Net increase (decrease) in cash and cash equivalents ............          907       (16,306)
Cash and cash equivalents, beginning of period ..................           98        20,072
                                                                    ----------    ----------
Cash and cash equivalents, end of period ........................   $    1,005    $    3,766
                                                                    ==========    ==========
Supplemental Cash Flow Information:
  Cash paid for interest ........................................   $    1,453    $      290

                             See accompanying notes.

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002

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

    Certain amounts have been reclassed to conform to the current presentation.

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

    As required by SFAS 142, the results of operations for the three and nine months ended September 30, 2001 have not been restated for the change in goodwill amortization. The following table discloses the effect on net income and earnings per share of excluding goodwill amortization, that was recognized in the three and nine months ended September 30, 2001.

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                          ---------------------------   ---------------------------
                                                              2001           2002           2001           2002
                                                          ------------   ------------   ------------   ------------
                                                             (IN THOUSANDS, EXCEPT         (IN THOUSANDS, EXCEPT
                                                                PER SHARE DATA)               PER SHARE DATA)
Reported net income applicable to common
  stockholders ........................................   $      3,212   $      5,405   $      7,496   $     14,162
Add back goodwill amortization, net of income tax .....            248             --            720             --
                                                          ------------   ------------   ------------   ------------
Adjusted net income ...................................   $      3,460   $      5,405   $      8,216   $     14,162
                                                          ============   ============   ============   ============
Basic earnings per share:
  As reported .........................................   $       1.59   $       0.35   $       3.73   $       0.92
  Goodwill amortization ...............................           0.12             --           0.36             --
                                                          ------------   ------------   ------------   ------------
  Adjusted basic earnings per share ...................   $       1.71   $       0.35   $       4.09   $       0.92
                                                          ============   ============   ============   ============
Diluted earnings per share:
  As reported .........................................   $       0.29   $       0.33   $       0.71   $       0.87
  Goodwill amortization ...............................           0.02             --           0.06             --
                                                          ------------   ------------   ------------   ------------
  Adjusted diluted earnings per share .................   $       0.31   $       0.33   $       0.77   $       0.87
                                                          ============   ============   ============   ============

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

3. ACQUISITIONS

    In July 2002, the Company purchased the business of Palliative Hospice Center, LLC, a hospice located in Wichita, Kansas. The purchase price, including transaction costs, totaled $0.1 million. Assets acquired include licenses and a non-compete agreement of $0.1 million.

    In August 2002, the Company purchased all of the assets and business of HospiCare, Inc., a hospice located in Biloxi, Mississippi. The purchase price, including transaction costs, totaled $1.1 million. Assets acquired include licenses of $0.2 million, a non-compete agreement of $0.1 million and goodwill of $0.8 million.

    In August 2002, the Company purchased all of the assets and business of Delta Hospice, Inc., a hospice located in Albuquerque, New Mexico, including an alternate delivery site located in Los Alamos, New Mexico. The purchase price, including transaction costs, totaled $2.0 million. Assets acquired include licenses of $0.2 million, a non-compete agreement of $0.1 million and goodwill of $1.7 million. The purchase agreement includes an earnout provision, whereby the purchase price would increase by $0.3 million pending certain revenue targets being met. The allocation is preliminary and the purchase price will be adjusted at the time the calculated earnout amount is paid.

    In September 2002, the Company purchased all of the assets and business of The Lutheran Home, Inc., a hospice located in Omaha, Nebraska. The purchase price, including transaction costs, totaled $0.1 million. Assets acquired include licenses and a non-compete agreement of $0.1 million.

    In October 2002, the Company purchased all of the assets and business of Alternative Healthcare Systems, Inc., a hospice located in Lake Charles, Louisiana. The purchase price, including transaction costs, totaled $3.2 million. Assets acquired include goodwill of $2.8 million, licenses of $0.2 million and a non-compete agreement and fixed assets of $0.2 million.

    The Company has made acquisitions to expand its base of hospice locations. All acquisitions were accounted for under the purchase method of accounting. The results of operations have been included in the consolidated financial statements of the Company from the dates of acquisition.

    Unaudited pro forma consolidated results of operations of the Company for the nine months ended September 30, 2001 and 2002 are presented below. Such pro forma presentation has been prepared assuming that the acquisitions described above have been made as of January 1 of the year preceding the year of acquisition:

                                           NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                          2001           2002
                                      ------------   ------------
                                       (IN THOUSANDS, EXCEPT PER
                                             SHARE AMOUNTS)
Pro forma net patient service
  revenue .........................   $    111,690   $    143,100
Pro forma net income ..............          9,206         14,627
Pro forma net income per
  common share:
  Basic ...........................   $       4.58   $       0.95
  Diluted .........................   $       0.85   $       0.90

4. HOSPICE OF HOUSTON

    The Company entered into an exchange agreement on September 30, 1998, whereby Hospice Management Partners, Inc. (HMPI), and Hospice Associates of America, Inc. (HAOA) conveyed their limited partnership (66%) and general partnership (1%) interests in Hospice of Houston, L.P. (the Partnership), to the Company. On September 30, 1998, a management services agreement was executed between the Partnership and the Company whereby the Company receives a management fee of 5% of net revenue of the Partnership in exchange for assistance in the day-to-day management, administration, and marketing of the Partnership. The Partnership has been consolidated with the Company and the Company's Houston operations are considered part of the Partnership. San Jacinto Methodist Hospital (San Jacinto) held the remaining 33% interest in the Partnership. At December 31, 2001, the Company had recorded $0.2 million as a liability on the balance sheet for amounts owed to San Jacinto. On August 20, 2002, the Company purchased the remaining 33% interest in the Partnership for $1.1 million. Minority interest of $0.1 million was paid and the remaining $50,000 was recorded as income for the quarter ended September 30, 2002 and is included in Other Income (Expense) in the Statement of Income.

5. DEFERRED COMPENSATION

    During the nine months ended September 30, 2001, the Company recorded aggregate deferred compensation for employees of $1.6 million, representing the difference between the exercise prices of stock options granted in fiscal year 2001 under the Stock Option Plan and the then deemed fair value of the common stock. These amounts are being amortized as charges to operations, using the graded method. Under the graded method, approximately 46%, 26%, 15%, 9% and 4%, respectively, of each options compensation expense is recognized in each of the five years following the date of the grant. For the three months ended September 30, 2001 and 2002, the Company amortized $0.3 million and $0.2 million of deferred compensation, respectively. For the nine months ended September 30, 2001 and 2002, the Company amortized $0.8 million and $0.5 million of deferred compensation, respectively.

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

    The following table presents the calculation of basic and diluted net income per common share and pro forma basic and diluted net income per common share:

                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                    ----------------------------   ----------------------------
                                                                        2001            2002           2001            2002
                                                                    ------------    ------------   ------------    ------------
                                                                        (IN THOUSANDS, EXCEPT         (IN THOUSANDS, EXCEPT
                                                                           PER SHARE DATA)               PER SHARE DATA)
Numerator
  Net income ....................................................   $      3,541    $      5,405   $      8,484    $     14,162
  Series A, B and C Preferred Stock dividends ...................           (329)             --           (988)             --
                                                                    ------------    ------------   ------------    ------------
  Numerator for basic earnings per share - income available
    to common stockholders ......................................          3,212           5,405          7,496          14,162
  Effect of dilutive securities:
    Series A, B and C Preferred Stock dividends .................            329              --            988              --
                                                                    ------------    ------------   ------------    ------------
  Numerator for diluted net income per share - net income
    available to common stockholders after
    assumed conversions .........................................   $      3,541    $      5,405   $      8,484    $     14,162
                                                                    ============    ============   ============    ============
Denominator
  Denominator for basic net income per
    share - weighted average shares .............................          2,026          15,507          2,011          15,383
  Effect of dilutive securities:
    Employee stock options ......................................            820             826            827             845
    Series A, B and C Preferred Stock ...........................          8,088              --          8,088              --
    Series B Preferred Stock Warrants
      convertible to common stock ...............................            110              12            109              13
    Common stock warrants .......................................            970              --            970              --
                                                                    ------------    ------------   ------------    ------------
  Denominator for diluted net income per share - adjusted
    weighted average shares and assumed conversions .............         12,014          16,345         12,005          16,241
                                                                    ============    ============   ============    ============
Net income per common share:
    Basic .......................................................   $       1.59    $       0.35   $       3.73    $       0.92
    Diluted .....................................................           0.29            0.33           0.71            0.87

7. INCOME TAXES

    The Company expects that its effective tax rate will be approximately 38.0% during 2002 as there are no remaining net operating loss carryforwards or remaining valuation allowances.

    Income taxes of $10.0 million were paid thus far in 2002.

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

    The Company's current general and professional liability policy does not provide coverage for claims that arise from acts that occurred prior to the policy's start date of April 12, 2000. From March 12, 1999 to April 12, 2000, Reliance National Insurance Company provided the Company's insurance coverage. Since April 12, 2000, Lexington Insurance Company, a subsidiary of American International Group, Inc., has provided the Company's insurance coverage. During the fourth quarter of 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania placed Reliance National Insurance Company in liquidation. As of September 30, 2002, the Company's reserves of $0.6 million included amounts to cover potential losses resulting from current and future litigation claims covered by Reliance National Insurance Company to the extent its assets are not sufficient to pay such claims. Although the Company believes that the amount reserved is adequate to cover its potential losses, the Company cannot assure that its losses will not exceed the amount reserved. The Company's profitability will be negatively impacted to the extent its actual losses exceed the amount reserved. The Company could potentially recover any losses through state funds and/or bankruptcy rulings; however these amounts are undeterminable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

OVERVIEW

    We are one of the largest providers of hospice care in the United States in terms of both average daily census and number of locations. As a hospice care provider, our goal is to improve the quality of life of terminally ill patients and their families. We believe that our overriding focus on the delivery of quality, responsive service differentiates us from other hospice care providers. We have grown rapidly since we opened our first hospice location in January 1996. Through the development of new hospice locations and a series of acquisitions, we now have 55 hospice locations to serve patients and their families in 25 states. We operate all of these hospice locations through our operating subsidiaries. During the three months ended September 30, 2002, our average daily census was 4,619 patients, which represents a 42.3% increase over our average daily census for the three months ended September 30, 2001 of 3,246 patients. During the nine months ended September 30, 2002, our average daily census was 4,203 patients, which represents a 45.3% increase over our average daily census for the nine months ended September 30, 2001 of 2,892 patients. Our net patient service revenue of $50.7 million for the three months ended September 30, 2002 represents an increase of 45.5% over our net patient service revenue of $34.9 million for the three months ended September 30, 2001. Our net patient service revenue of $137.5 million for the nine months ended September 30, 2002 represents an increase of 49.6% over our net patient service revenue of $91.9 million for the nine months ended September 30, 2001. We reported net income of $5.4 million for the three months ended September 30, 2002, which represents an increase of 52.6% over our net income of $3.5 million for the three months ended September 30, 2001. We reported net income of $14.2 million for the nine months ended September 30, 2002, which represents an increase of 66.9% over our net income of $8.5 million for the nine months ended September 30, 2001.

DEVELOPED HOSPICES AND ACQUISITIONS

DEVELOPED HOSPICES

    During the third quarter of 2002, our Chicago (South), Illinois and Tulsa, Oklahoma hospices received Medicare certification. Our St. Louis, Missouri hospice received Medicare certification in the fourth quarter of 2002. We are continuing development of the Cleveland, Ohio hospice.

ACQUISITIONS

    During 2001, we acquired seven hospices for a combined purchase price of $11.3 million. We financed our acquisitions in 2001 with $7.0 million in cash obtained from borrowings under our credit agreement, $1.2 million in cash from the proceeds of our initial public offering and $3.1 million in promissory notes payable to the sellers.

    During the second quarter of 2002, we acquired five hospices for a combined purchase price of $11.0 million. We financed our acquisitions during the second quarter with $11.0 million in cash proceeds from our initial public offering.

    During the third quarter of 2002, we acquired four hospices for a combined purchase price of $3.2 million, and also acquired the remaining 33% interest in Hospice of Houston, L.P. for $1.1 million. We financed our acquisitions during the third quarter, including Hospice of Houston, with $4.3 million in cash proceeds from our initial public offering.

    During the fourth quarter through November 14, 2002, we acquired one hospice for a purchase price of $3.2 million. We financed our acquisition with $3.2 million in cash proceeds from our initial public offering.

    We accounted for these acquisitions as purchases.

    As part of our ongoing acquisition strategy, we are continually evaluating other potential acquisition opportunities.

    We have entered into two non-binding letters of intent to acquire two hospices located in Texas, with an aggregate patient census of approximately 80, and a hospice located in New Mexico, with a patient census of approximately 55. Completion of these acquisitions is subject to various conditions, including our ability to enter into a definitive agreement to acquire these hospices. We cannot assure you that definitive agreements will be entered into or that these acquisitions will be completed.

    Goodwill from our hospice acquisitions, net of accumulated amortization, was $26.7 million as of December 31, 2001 and $41.4 million as of September 30, 2002. Goodwill, net of accumulated amortization, was 34.4% of common stockholders' equity and 27.2% of total assets as of December 31, 2001 and 44.4% of common stockholders' equity and 36.5% of total assets as of September 30, 2002. During fiscal 2001 and prior years, we amortized our goodwill over 20 years for acquisitions completed through June 30, 2001 and did not amortize goodwill for acquisitions subsequent to June 30, 2001. Under new rules issued by the FASB, effective for fiscal year 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the new rules. Other intangible assets with definite lives continue to be amortized over their useful lives. We applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. We have completed the required impairment tests of goodwill and indefinite lived intangible assets and have concluded that no basis for impairment of our goodwill and indefinite lived intangible assets exists at this time.

NET PATIENT SERVICE REVENUE

    Net patient service revenue is the estimated net realizable revenue from patients, Medicare, Medicaid, commercial insurance, managed care payors and others for services rendered. Payors may determine that the services provided are not covered and do not qualify for a payment or, for commercial payors, that the payments are subject to usual and customary rates. To determine net patient service revenue, we adjust gross patient service revenue for estimated payment denials and contractual adjustments based on historical experience. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 94.5% and 93.9% of our net patient service revenue for the three months ended September 30, 2001 and 2002, respectively, and 93.9% and 94.5% of our net patient service revenue for the nine months ended September 30, 2001 and 2002, respectively. Services provided under Medicaid programs represented approximately 2.9% and 3.8% of our net patient service revenue for the three months ended September 30, 2001 and 2002, respectively, and 3.1% and 3.2% of our net patient service revenue for the nine months ended September 30, 2001 and 2002, respectively. The payments we receive from the Medicare and Medicaid programs are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.

    Routine home care is the largest component of our gross patient service revenue, representing 89.0% and 90.0% of gross patient service revenue for the three months ended September 30, 2001 and 2002, respectively, and 88.4% and 89.7% of gross patient service revenue for the nine months ended September 30, 2001 and 2002, respectively. Inpatient care represented 9.0% and 8.1% of gross patient service revenue for the three months ended September 30, 2001 and 2002, respectively, and 9.3% and 8.3% of gross patient service revenue for the nine months ended September 30, 2001 and 2002, respectively. Continuous care and respite care, combined, represented most of the remaining gross patient service revenue for these periods.

    The principal factors that impact net patient service revenue are our average daily census, levels of care provided to our patients and changes in Medicare and Medicaid payment rates due to adjustments for inflation. Average daily census is affected by the number of patients referred by new and existing referral sources, and admitted into our hospice program, and average length of stay of those patients once admitted. Average length of stay is impacted by patients' decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay has increased from 58 days for the quarter ended September 30, 2001 to 63 days for the quarter ended September 30, 2002 and has increased from 57 days for the nine months ended September 30, 2001 to 63 days for the nine months ended September 30, 2002.

    Payment rates under the Medicare and Medicaid programs are currently indexed for inflation annually; however, the increases have historically been less than actual inflation. Effective April 1, 2001, however, the base Medicare daily payment rates for hospice care increased by five percent over the base rates then in effect, which has favorably impacted our profitability. The base Medicare payment rates for hospice care increased by approximately 3.2% on October 1, 2001 and by approximately 3.4% on October 1, 2002 over the base rates previously in effect. These rates are further adjusted by the hospice wage index. In the future, adjustments in the Medicare and Medicaid payment rates, or lack thereof, may have an adverse impact on our net patient service revenue.

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

    General and administrative expenses primarily include non-patient care salaries, employee benefits and office leases. We recently expanded our corporate office space as a result of increased full-time employees and a need for additional space.

    The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses (exclusive of $0.3 million and $0.2 million for the three months ended September 30, 2001 and 2002, respectively, and exclusive of $0.8 million and $0.5 million for the nine months ended September 30, 2001 and 2002, respectively, reported separately as stock-based compensation) for the periods indicated:

                                                          THREE MONTHS                 NINE MONTHS
                                                              ENDED                       ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                     ------------------------    ------------------------
                                                        2001          2002          2001          2002
                                                     ----------    ----------    ----------    ----------
Direct hospice care expenses:
  Salaries and payroll taxes .....................         27.2%         28.5%         27.3%         28.1%
  Pharmaceuticals ................................          7.2           6.8           7.3           6.9
  Medical equipment and supplies .................          5.9           6.3           6.1           6.1
  Inpatient costs ................................          2.1           2.5           2.0           2.3
  Other (including nursing home costs, net) ......          4.3           5.5           5.3           5.4
                                                     ----------    ----------    ----------    ----------
     Total .......................................         46.7%         49.6%         48.0%         48.8%
                                                     ==========    ==========    ==========    ==========
General and administrative expenses:
  Salaries and benefits ..........................         19.1%         19.3%         19.7%         19.1%
  Leases .........................................          2.7           2.8           2.9           2.7
  Other (including bad debts, travel, office
   supplies, printing and equipment rental) ......         13.8           9.9          12.4          11.8
                                                     ----------    ----------    ----------    ----------
     Total .......................................         35.6%         32.0%         35.0%         33.6%
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

    We have recorded deferred stock-based compensation charges related to stock options granted to employees and directors during 2000 and 2001. Based on the number of outstanding stock options granted during 2000 and 2001, we expect to amortize approximately $1.4 million of deferred stock-based compensation during 2002 and in future periods. We expect to amortize this deferred stock-based compensation in the following approximate amounts:

    o $0.7 million during 2002 (of which $0.5 million has been amortized as of September 30, 2002);

    o   $0.4 million during 2003;

    o   $0.2 million during 2004; and

    o   $0.1 million during 2005 and 2006.

PROVISION FOR INCOME TAXES

    Our provision for income taxes consists of current and deferred federal and state income tax expenses. We estimate that our effective tax rate will be approximately 38.0% during 2002 as there are no remaining net operating loss carryforwards or remaining valuation allowances. For fiscal 2001, we fully utilized our net operating loss carryforwards of $9.5 million that existed at December 31, 2000 and were fully reserved by a valuation allowance. Accordingly, our effective tax rate was 19.0% during 2001, after considering the reversal of the valuation allowance on our deferred tax assets.

RESULTS OF OPERATIONS

    The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the periods indicated:

                                                                                       THREE MONTHS              NINE MONTHS
                                                                                           ENDED                    ENDED
                                                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                                                   ---------------------    ---------------------
                                                                                     2001         2002        2001         2002
                                                                                   --------     --------    --------     --------
Net patient service revenue ....................................................      100.0%       100.0%      100.0%       100.0%
Operating expenses:
  Direct hospice care ..........................................................       46.7         49.6        48.0         48.8
  General and administrative (exclusive of $0.3 million
   and $0.2 million for the three months ended September 30, 2001 and 2002, respectively, and $0.8 million and $0.5 million for the nine months ended
   September 30, 2001 and 2002, respectively, reported
   separately as stock-based compensation charges) .............................       32.6         31.2        32.6         32.3
  Stock-based compensation charges .............................................        0.8          0.3         0.9          0.4
  Provision for uncollectible accounts .........................................        3.0          0.9         2.4          1.3
  Depreciation and amortization ................................................        1.6          0.8         1.8          0.8
                                                                                   --------     --------    --------     --------
                                                                                       84.7         82.8        85.7         83.6
Income from operations .........................................................       15.3         17.2        14.3         16.4
Other income (expense), net ....................................................       (2.4)         0.2        (2.5)         0.2
                                                                                   --------     --------    --------     --------
Income before income taxes .....................................................       12.9         17.4        11.8         16.6
Provision for income taxes .....................................................        2.8          6.8         2.5          6.3
                                                                                   --------     --------    --------     --------
Net income .....................................................................       10.1%        10.6%        9.3%        10.3%
                                                                                   ========     ========    ========     ========

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Net Patient Service Revenue

    Net patient service revenue increased $15.9 million, or 45.4%, from $34.9 million for the three months ended September 30, 2001 to $50.7 million for the three months ended September 30, 2002 due primarily to an increase in average daily census of 1,373, or 42.3%, from 3,246 in 2001 to 4,619 in 2002. Increases in patient referrals from existing and new referral sources, resulting in increased billable days, and, to a lesser extent, increases in payment rates, provided approximately $9.6 million, or 60.4%, of this increase in net patient service revenue. The remaining increase of $6.3 million, or 39.6%, in net patient service revenue was due to the inclusion of net patient service revenue from hospices acquired and developed in 2001 and 2002. Net patient service revenue per day of care was $116.78 and $119.40 for the three months ended September 30, 2001 and 2002, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services. Medicare and Medicaid payments represented 97.4% and 97.7% of our net patient service revenue for the three months ended September 30, 2001 and 2002, respectively.

Direct Hospice Care Expenses

    Direct hospice care expenses increased $8.9 million, or 54.6%, from $16.3 million for the three months ended September 30, 2001 to $25.2 million for the three months ended September 30, 2002. This increase was primarily due to the growth of our operations at our existing hospices and, to a lesser extent, to direct hospice care expenses of hospices acquired in 2001 and 2002. As a percentage of net patient service revenue, direct hospice care expenses increased from 46.7% to 49.6% for the three months ended September 30, 2001 and 2002, respectively, primarily due to the growth of our operations through developed hospices.

General and Administrative Expenses (Exclusive of Stock-Based Compensation)

    General and administrative expenses increased $4.5 million, or 39.4%, from $11.3 million for the three months ended September 30, 2001 to $15.8 million for the three months ended September 30, 2002. This increase was due to the growth of our operations at our hospice locations. As a percentage of net patient service revenue, general and administrative expenses decreased from 32.6% to 31.2% for the three months ended September 30, 2001 and 2002, respectively, as our hospice and corporate costs were spread over increased patient census volume and as a result of a decrease in costs in the third quarter of 2002 compared to the first and second quarters of 2002 due to the completion of our secondary offering in the second quarter of 2002. The decrease was also due to higher revenue resulting from payment rate increases.

Stock-Based Compensation Charges

    Stock-based compensation charges were $0.3 million and $0.2 million for the three months ended September 30, 2001 and 2002. These charges related to amortization of deferred compensation for stock options granted to management prior to our initial public offering with exercise prices below the deemed fair value of our common stock.

Provision for Uncollectible Accounts

    Our provision for uncollectible accounts decreased $0.6 million, or 59.9%, from $1.1 million to $0.4 million for the three months ended September 30, 2001 and 2002, respectively, due primarily to improved collection efforts. As a percentage of net patient service revenue, our provision for uncollectible accounts decreased from 3.0% to 0.9% for the three months ended September 30, 2001 and 2002, respectively.

Depreciation and Amortization Expense

    Depreciation and amortization expense decreased $0.2 million, or 27.8%, from $0.6 million for the three months ended September 30, 2001 to $0.4 million for the three months ended September 30, 2002. The decrease was due to the adoption of SFAS No. 142 in which goodwill is no longer amortized but assessed for impairment at least annually. As a percentage of net patient service revenue, depreciation and amortization expense decreased from 1.6% to 0.8% for the three months ended September 30, 2001 and 2002, respectively.

Other Income (Expense)

    Other income (expense) increased $0.9 million from an expense of $0.8 million for the three months ended September 30, 2001 to income of $0.1 million for the three months ended September 30, 2002, due primarily to a decrease in interest expense as a result of paying off our line of credit and certain seller notes with proceeds received from our initial public offering, and by an increase in interest income received from investment of the proceeds of our initial public offering. Also, the Hospice of Houston minority interest purchase was closed in the third quarter of 2002, reversing $50,000 of previously recorded minority interest expense.

Provision for Income Taxes

    Our provision for income taxes was $1.0 million and $3.4 million for the three months ended September 30, 2001 and 2002, respectively.

Net Income

    Net income increased $1.9 million from a net income of $3.5 million for the three months ended September 30, 2001 to a net income of $5.4 million for the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Net Patient Service Revenue

    Net patient service revenue increased $45.6 million, or 49.6%, from $91.9 million for the nine months ended September 30, 2001 to $137.5 million for the nine months ended September 30, 2002 due primarily to an increase in average daily census of 1,311, or 45.3%, from 2,892 in 2001 to 4,203 in 2002. Increases in patient referrals from existing and new referral sources, resulting in increased billable days, and, to a lesser extent, increases in payment rates, provided approximately $32.0 million, or 70.1%, of this increase in net patient service revenue. The remaining increase of $13.6 million, or 29.9%, in net patient service revenue was due to the inclusion of net patient service revenue from hospices acquired and developed in 2001 and 2002. Net patient service revenue per day of care was $115.82 and $119.85 for the nine months ended September 30, 2001 and 2002, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services. Medicare and Medicaid payments represented 97.0% and 97.7% of our net patient service revenue for the nine months ended September 30, 2001 and 2002, respectively.

Direct Hospice Care Expenses

    Direct hospice care expenses increased $23.0 million, or 52.2%, from $44.1 million for the nine months ended September 30, 2001 to $67.1 million for the nine months ended September 30, 2002. This increase was primarily due to the growth of our operations at our existing hospices. As a percentage of net patient service revenue, direct hospice care expenses increased from 48.0% to 48.8% for the nine months ended September 30, 2001 and 2002, respectively, due primarily to the growth of our operations through developed hospices.

General and Administrative Expenses (Exclusive of Stock-Based Compensation)

    General and administrative expenses increased $14.5 million, or 48.3%, from $30.0 million for the nine months ended September 30, 2001 to $44.5 million for the nine months ended September 30, 2002. This increase was due to the growth of our operations at our hospice locations. As a percentage of net patient service revenue, general and administrative expenses decreased from 32.6% to 32.3% for the nine months ended September 30, 2001 and 2002, respectively, as our hospice and corporate costs were spread over increased patient census volume, and as a result of a decrease in costs in the third quarter of 2002 compared to the first and second quarters of 2002 due to the completion of our secondary offering in the second quarter of 2002. The decrease was also due to higher revenue resulting from payment rate increases.

Stock-Based Compensation Charges

    Stock-based compensation charges were $0.8 million and $0.5 million for the nine months ended September 30, 2001 and 2002, respectively. These charges related to amortization of deferred compensation for stock options granted to management prior to our initial public offering with exercise prices below the deemed fair value of our common stock.

Provision for Uncollectible Accounts

    Our provision for uncollectible accounts decreased $0.5 million, or 21.0%, from $2.2 million to $1.7 million for the nine months ended September 30, 2001 and 2002, respectively, due primarily to improved collection efforts. As a percentage of net patient service revenue, our provision for uncollectible accounts decreased from 2.4% to 1.3% for the nine months ended September 30, 2001 and 2002, respectively.

Depreciation and Amortization Expense

    Depreciation and amortization expense decreased $0.6 million, or 34.9%, from $1.6 million for the nine months ended September 30, 2001 to $1.1 million for the nine months ended September 30, 2002. The decrease was due to the adoption of SFAS No. 142 in which goodwill is no longer amortized but assessed for impairment at least annually. As a percentage of net patient service revenue, depreciation and amortization expense decreased from 1.8% to 0.8% for the nine months ended September 30, 2001 and 2002, respectively.

Other Income (Expense)

    Other income (expense) increased $2.6 million from an expense of $2.3 million for the nine months ended September 30, 2001 to income of $0.3 million for the nine months ended September 30, 2002, due primarily to a decrease in interest expense as a result of paying off our line of credit and certain seller notes with proceeds received from our initial public offering, and by an increase in interest income received from investment of the proceeds of our initial public offering. Also, the Hospice of Houston minority interest purchase was closed in the third quarter of 2002, reversing $50,000 of previously recorded minority interest expense.

Provision for Income Taxes

    Our provision for income taxes was $2.3 million and $8.7 million for the nine months ended September 30, 2001 and 2002, respectively. We had an effective income tax rate of 21.6 % and 38.0% for the nine months ended September 30, 2001 and 2002, respectively. Our effective tax rate in 2001 was lower than the statutory rate due to the application of our net operating loss carryforwards.

Net Income

    Net income increased $5.7 million from a net income of $8.5 million for the nine months ended September 30, 2001 to a net income of $14.2 million for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal liquidity requirements have historically been for debt service, hospice acquisition and development plans, working capital and other capital expenditures. Since our initial public offering, we have financed these requirements primarily with proceeds from the issuance of common stock, seller financing of hospice acquisitions, operating and capital leases, normal trade credit terms, and cash flows from operations. At September 30, 2002, we had cash and cash equivalents of $3.8 million and working capital of $48.7 million. We also had short-term investments of $27.8 million and an available borrowing capacity of $20.0 million under our credit agreement.

    Cash provided by operating activities was $11.9 million and $9.6 million for the nine months ended September 30, 2001 and 2002, respectively. The decrease in cash provided by operating activities from the prior year was attributable to timing differences on accrued salaries and accounts payable and decreases in non-cash items, partially offset by an increase in net income.

    Investing activities, consisting primarily of cash paid to purchase hospices and purchase property and equipment and to acquire short-term investments, used cash of $8.1 million and $23.7 million for the nine months ended September 30, 2001 and 2002, respectively.

    Net cash used in financing activities was $2.8 million and $2.2 million for the nine months ended September 30, 2001 and 2002, respectively, and represented proceeds from the sale of capital stock, warrants and, in 2001, net borrowings under our credit agreement and our 12% senior subordinated notes.

    In connection with our acquisition of seven hospice programs in 2001, we paid an aggregate of $8.2 million in cash and issued the following promissory notes payable to the sellers:

    o A promissory note in the principal amount of $0.2 million. We repaid in full the principal balance of this note and all accrued and unpaid interest in the aggregate amount of $0.3 million in February 2002;

    o A promissory note in the principal amount of $0.3 million. We repaid in full the principal balance of this note and all accrued and unpaid interest in the aggregate amount of $0.3 million on April 1, 2002 and August 27, 2002;

    o A promissory note in the principal amount of $1.0 million. We repaid in full the principal balance of this note and all accrued and unpaid interest in the aggregate amount of $1.0 million on April 1, 2002 and August 21, 2002;

    o A promissory note in the principal amount of $0.5 million. We repaid in full the principal balance of this note and all accrued and unpaid interest in the aggregate amount of $0.5 million on May 31, 2002;

    o A promissory note in the principal amount of $0.6 million. We repaid in full the principal balance of this note and all accrued and unpaid interest in the aggregate amount of $0.6 million on June 30, 2002 and July 29, 2002; and

    o A promissory note in the principal amount of $0.5 million. The promissory note bears interest at the rate of 8% per annum and is payable in two installments, with $0.3 million of the principal amount, plus accrued and unpaid interest, due and payable on December 6, 2002 and the remaining principal amount, plus accrued and unpaid interest, due and payable on December 6, 2003.

    In connection with our acquisition of ten hospices thus far in 2002, and the purchase of the minority interest in Hospice of Houston, L.P., we paid an aggregate of $18.5 million in cash from the proceeds of our initial public offering.

    Our credit agreement with Heller Healthcare Finance, Inc. provides us with a $20 million revolving line of credit for working capital, acquisitions and general corporate purposes. Borrowings outstanding under our revolving line of credit bear interest at fluctuating rates equal to 1.0% above the prime rate of interest designated by Citibank, with a floor of 10% per annum. Our revolving line of credit will mature on October 2, 2003. As of September 30, 2002, we had no outstanding borrowings under our credit agreement or accrued and unpaid interest. Our revolving line of credit is secured by all of our accounts receivable and any other right to payment for goods sold or leased or services rendered by us and all other property in our possession or under our control. We and our subsidiaries are subject to affirmative and negative covenants, including:

    o limitations on indebtedness, mergers, acquisitions and dispositions of assets, dividends, investments and liens;

    o   license maintenance covenants; and

    o   financial maintenance covenants.

    We were in full compliance with our financial and other covenants as of September 30, 2002. We may in the future refinance our credit agreement with a new credit agreement with our existing lender or new lenders.

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

FORWARD-LOOKING STATEMENTS

    Certain statements used in the preceding discussion and elsewhere in this Quarterly Report on Form 10-Q, including statements regarding our future financial position and results of operations, business strategy and plans and objectives of management for future operations and statements containing the words "believe", "may", "will", "estimate", "continue", "anticipate", "intend", "expect" and similar expressions, as they relate to us, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, which may cause our actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to (i) the effect of reductions in amounts paid to the us by the Medicare and Medicaid programs, (ii) the effect of changes in healthcare licensure, regulation and payment methods, (iii) our dependence on patient referrals, (iv) our ability to develop new hospice locations in new markets or markets that we currently serve, (v) our ability to identify suitable hospices to acquire on favorable terms and to integrate effectively the operations of acquired hospices, (vi) our ability to attract and retain key personnel and skilled employees, and (vii) our ability to obtain additional capital to finance growth. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which reflect management's view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosure contained under the heading "Risk Factors" in our Form 10-K filed with the Securities and Exchange Commission on March 20, 2002.

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

ITEM 4. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

         Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. We are not aware of any legal proceedings pending or threatened that we expect would have a material adverse effect on us.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

    During the quarter ended September 30, 2002, we utilized $4.3 million of the proceeds received by us in our initial public offering to complete the acquisitions of hospices located in Mississippi, New Mexico, Kansas and Nebraska and to acquire the remaining 33% interest in Hospice of Houston, L.P. We have utilized $3.2 million of the proceeds received by us in our initial public offering to complete the acquisition of a hospice located in Louisiana on October 1, 2002. The remainder of the net proceeds will be used to finance potential acquisitions of hospices, for the development of new hospice locations and for other general corporate purposes.

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

            On August 13, 2002, the Company filed a Current Report on Form 8-K pursuant to Item 9 of Form 8-K, regarding the submission of certificates to the Securities and Exchange Commission by Richard R. Burnham, Chief Executive Officer, and Douglas B. Cannon, Chief Financial Officer, relating to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on the 14th day of November 2002.

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

                                  Certification

I, Richard R. Burnham, certify that:

                           1. I have reviewed this quarterly report on Form 10-Q of Odyssey HealthCare, Inc.


                           2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                           3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                           b)       Evaluated the effectiveness of the
                                    registrant's disclosure controls and
                                    procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                           c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                           6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


Date: November 14, 2002                     /s/ Richard R. Burnham
                                            ----------------------
                                            Richard R. Burnham
                                            Chief Executive Officer

                                  Certification

I, Douglas B. Cannon, certify that:

                           1. I have reviewed this quarterly report on Form 10-Q of Odyssey HealthCare, Inc.


                           2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                           3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                           b)       Evaluated the effectiveness of the
                                    registrant's disclosure controls and
                                    procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                           c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                           6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


Date: November 14, 2002                     /s/ DOUGLAS B. CANNON
                                            ---------------------
                                            Douglas B. Cannon
                                            Chief Financial Officer

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