Form 10-K
period 2002-12-31
ODYSSEY HEALTHCARE INC
filed 2003-03-27
CIK 1129623

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION FROM           TO

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

          717 N. HARWOOD, SUITE 1500
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     At June 28, 2002, there were 23,246,190 shares of the registrant's Common Stock outstanding. As of the same date, 15,129,047 shares of the Registrant's Common Stock were held by non-affiliates of the registrant, having an aggregate market value of $365.7 million (based on the last sale price of a share of Common Stock on June 28, 2002 ($24.17), as reported on the Nasdaq National Market).

     At March 21, 2003, there were 23,690,315 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement to be furnished to stockholders in connection with the registrant's 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                            ODYSSEY HEALTHCARE, INC.
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                               TABLE OF CONTENTS

                                   PART I
Item 1.    Business....................................................    2
Item 2.    Properties..................................................   32
Item 3.    Legal Proceedings...........................................   32
Item 4.    Submission of Matters to a Vote of Security Holders.........   33

                                  PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   33
Item 6.    Selected Financial Data.....................................   34
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   36
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................   48
Item 8.    Financial Statements and Supplementary Data.................   49
Item 9.    Changes in and Disagreements With Accountants On Accounting
           and Financial Disclosure....................................   49

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   49
Item 11.   Executive Compensation......................................   49
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters..................   49
Item 13.   Certain Relationships and Related Transactions..............   49
Item 14.   Controls and Procedures.....................................   49

                                  PART IV
Item 15.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   50
Signatures.............................................................   52
Certifications.........................................................   53

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (as amended, the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (as amended, the "Exchange Act"). All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions described in "Item 1. Business" of this Annual Report on Form 10-K, including, among other things:

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

     We have grown rapidly since we opened our first hospice location in January 1996. Through a series of acquisitions and the development of new hospice locations, we now have 65 hospice locations to serve patients and their families in 26 states. During February 2003, our average daily census was 5,408 patients, which represents a 47.4% increase over our average daily census in February 2002 of 3,669 patients. Our net patient service revenue increased from $1.0 million in 1996 to $194.5 million in 2002. Our net patient service revenue of $194.5 million for 2002 represents an increase of 49.4% over our net patient service revenue of $130.2 million for 2001. We intend to continue our growth through internal growth, the development of new hospice locations and a disciplined strategy of acquisitions. Financial information about our segments is contained in "Item 8. Financial Statements and Supplementary Data -- Note 17" of this Annual Report on Form 10-K.

     We were incorporated in Delaware in August 1995 and began operations in January 1996. Our executive offices are located at 717 N. Harwood, Suite 1500, Dallas, Texas 75201 and our telephone number is (214) 922-9711.

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

THE HOSPICE INDUSTRY AND MARKET OPPORTUNITY

  THE HOSPICE INDUSTRY

     The Medicare program, which is the largest payor for hospice services, pays hospice providers fixed daily or hourly amounts based on the level of care provided to hospice patients and their families. In addition to Medicare, hospice care is covered by Medicaid in 45 states and the District of Columbia and by most private insurance plans.

     According to the Centers for Medicare and Medicaid Services ("CMS"), Medicare payments for hospice services increased from approximately $118 million in 1988 to approximately $3.7 billion in 2001. According to the United States General Accounting Office ("GAO") and the CMS, the number of Medicare beneficiaries electing hospice care increased over 300% between 1992 and 2001. We believe that these significant increases are due in large part to increasing public awareness and acceptance of hospice care and the benefits it provides to hospice patients and their families and payors.

     Despite the rapid growth of the Medicare hospice program, hospice services represented only approximately one percent of total Medicare spending in 2001. Although hospice services represent only a small portion of the total annual Medicare budget, they generate significant savings for the Medicare program:

     - A 1995 industry study conducted by Lewin-VHI, Inc. for the National Hospice and Palliative Care Organization concluded that Medicare beneficiaries who elected hospice care incurred $3,192 less cost in the last month of life than those beneficiaries who did not elect hospice care.

     - The same 1995 industry study estimated that for every dollar Medicare spends on hospice care, Medicare saves $1.52 in Medicare expenditures. A 1988 study conducted by the Health Care Financing Administration showed savings of $1.26 for every Medicare dollar spent on hospice.

     In the past decade, the number of hospice providers and beneficiaries in the United States has increased significantly. According to the GAO and the CMS, the number of Medicare beneficiaries who elected hospice care increased from approximately 143,000 in 1992 to approximately 594,000 in 2001. To meet this growing demand, the number of Medicare-certified hospices also increased from approximately 1,208 in 1992 to 2,267 in 2001. Approximately 73% of hospices are not-for-profit hospices.

     As the hospice industry has grown significantly, the types of medical conditions of patients who have chosen hospice care have broadened. In 1992, according to the GAO, 75.6% of the Medicare beneficiaries electing hospice care had conditions related to cancer. In 2001, the percentage of Medicare beneficiaries electing hospice care who had conditions related to cancer declined to 53.6%. According to the GAO, from 1992 to 1998, hospice enrollment by Medicare beneficiaries with cancer increased 90.5%, while enrollment by beneficiaries with all other conditions increased 338.0%. Our total admissions for 2002 increased 328.8% over our total admissions for 1998, with cancer admissions and non-cancer admissions representing 36.5% and 63.5%, respectively, of total growth. In 1998, our cancer admissions and non-cancer admissions represented 45.0% and 55.0%, respectively, of all admissions. In 2002, cancer admissions decreased to 37.4% of all admissions and non-cancer admissions increased to 62.6% of all admissions. We believe that the increasing diversity of the medical conditions of the hospice patient population represents a growing acceptance and understanding of hospice care by the general public and healthcare practitioners. We believe that the trend in increasing diversity of the medical conditions of the hospice patient population is continuing. We have not experienced any significant increase in our costs of providing hospice services from this increasing diversity of medical conditions. Common conditions of hospice patients industry-wide, and the approximate percentage of Medicare beneficiaries electing hospice care in 2001 with those conditions, are as follows:

PRIMARY DIAGNOSIS                                             PERCENT
-----------------                                             -------
Cancer......................................................    53.6%
End-stage heart disease.....................................    10.0
Dementia....................................................     7.0
Lung disease................................................     6.0
End-stage kidney disease....................................     3.0
End-stage liver disease.....................................     2.0
Other.......................................................    18.4
                                                               -----
  Total.....................................................   100.0%
                                                               =====

     The hospice industry has experienced declining average lengths of stay over the past several years. Although more Medicare beneficiaries choose hospice care, many are doing so closer to the time of death. According to the GAO, the average hospice length of stay declined from 74 days in 1992 to 59 days in 1998. Decisions about whether and when to use hospice care depend on physician preferences and practices, patient choice and diagnosis, and public and professional awareness of the Medicare hospice benefit. Along with these factors, increases in regulatory scrutiny of compliance with Medicare program eligibility requirements may have contributed to the decline in the average length of stay of hospice patients. In response to this decline, the CMS sent a letter to all Medicare-certified hospices in September 2000 reaffirming that Medicare hospice beneficiaries are not limited to six months of coverage and that there is no limit on how long a Medicare beneficiary can receive hospice benefits and services, provided that the beneficiary continues to meet the eligibility criteria under the Medicare hospice program. See "-- Government Regulation -- Overview of Government Payments."

  MARKET OPPORTUNITY

     We believe that a number of factors will drive growth in the hospice industry. We believe that we are well positioned to take advantage of these growth opportunities:

     - Aging Population in the United States. Over 90% of our patients are age 65 and over. According to the 2000 census conducted by the United States Census Bureau, an estimated 35.0 million persons, or approximately 12.4% of the total United States population, were age 65 and over. The United States Census Bureau projects that the population of persons age 65 and over will rise to an estimated 53.7 million persons, or approximately 16.5% of the total United States population, by the year 2020.

     - Underserved Hospice Market. In 2001, approximately 2.4 million persons died in the United States. Of these, approximately 1.9 million were age 65 and over. According to the National Hospice and Palliative Care Organization, only approximately 32% of those who died in 2001 received hospice care. We believe that a significant percentage of Medicare beneficiaries who do not receive hospice services would be appropriate for hospice care. Approximately one-half of our hospice patients resided in nursing homes and other long-term care facilities in December 31, 2001 and 2002. According to an article published in the Journal of the American Medical Association, nearly half of all persons in the United States who live to age 65 will enter a nursing home before they die. Many nursing home patients have medical conditions that may make them appropriate for hospice care. However, only an estimated one percent of the nursing home population enrolls in hospice care. We believe that the relatively low level of hospice care penetration and the growing population of persons age 65 and over demonstrate that the market for hospice care services is substantially underserved.

     - Cost Savings of Hospice Care to the Medicare Program. According to the CMS, Medicare beneficiaries incur an estimated 28% of all Medicare costs in their last year of life, with an estimated 50% of that total incurred in the last two months of life. Studies have demonstrated that hospice care generates significant savings to the Medicare program. These Medicare savings are generated because patients are typically treated in their residence throughout their illness without the need for treatment in expensive acute care facilities. In addition, a recent study performed by Brown University found that hospitalization rates for nursing home residents who elected to receive hospice care was 1%; whereas, it was 42% for nursing home residents who did not elect to receive hospice care. We believe that the cost savings related to hospice care, combined with the projected substantial increase in Medicare beneficiaries, further enhance the potential growth of the hospice industry.

     - Fragmented Hospice Market. The hospice industry is highly fragmented, consisting of over 2,200 hospice locations throughout the country, most of which are small- and medium-sized providers. According to the GAO, in 1999 approximately 56.7% and 37.2% of the Medicare-certified hospices were small- and medium-sized providers, respectively. In its study, the GAO included all Medicare-certified hospice providers with less than 100 patient admissions in 1999 as small providers and included all Medicare-certified hospice providers with at least 100, but less than 500, patient admissions in 1999 as medium-sized providers. We believe that the fragmentation of the hospice industry provides significant opportunities for consolidation in the hospice industry.

     - Increasing Public Awareness and Acceptance of Hospice Care. Between 1992 and 2001 the number of Medicare beneficiaries electing hospice care increased over 300% and the diversification of medical conditions of patients electing hospice care also increased significantly. Public and professional awareness and acceptance of hospice care significantly influences the use of hospice care. The need for greater public and professional understanding of options for end-of-life care, including hospice, has been highlighted in congressional hearings and other public forums and by medical societies, patient advocacy groups and the hospice industry. We believe that public awareness and acceptance of hospice care is increasing and is likely to continue to increase in the future.

OUR COMPETITIVE ADVANTAGES

     We have grown rapidly and achieved profitability as a result of the following competitive advantages:

  WE ARE ONE OF THE LARGEST PROVIDERS OF HOSPICE CARE

     We are one of the largest providers of hospice care in the United States in terms of both average daily census and number of locations. Our average daily census for February 2003 was 5,408 patients, and we currently have 65 hospice locations to serve patients and their families in 26 states. We believe that our size provides us with numerous operating advantages over small hospices, which make up most of the hospice industry, including:

     - Professionally Trained Community Education Team. We maintain a professionally trained team of approximately 150 employed community education representatives who regularly educate new and existing patient referral sources about the benefits of hospice care and the services that we provide. Our team of community education representatives has enabled us to develop a significant base of patient referral sources in our markets. Unlike most hospice care providers, we have the resources to maintain this dedicated community education staff.

     - Active Cost Management and Centralized Corporate Services. We actively manage and monitor several daily indicators to track performance across our multiple hospice locations, which enable us to develop best practices, improve efficiencies, manage costs and increase operating margins. A key aspect of our patient care cost management is our acuity-based management model, which optimizes patient care in a cost appropriate manner. In addition, we have centralized many of our administrative functions, thereby enabling us to spread administrative costs over our multiple hospice locations. We also believe that our size and local market presence allow us to negotiate more favorable purchasing arrangements with suppliers of drugs, durable medical equipment and disposable medical supplies. For example, we have a national contract for medical supplies that provides for greater discounts as purchasing volume increases. In addition, we have also successfully negotiated local purchasing contracts that provide for discounts and in some instances per diem arrangements, rather than the more typical fee-for-service arrangements.

     - Comprehensive Compliance and Continuous Quality Improvement Programs.We have developed, implemented and maintain comprehensive compliance and continuous quality improvement programs as part of our provision of centralized corporate services to our 65 hospice locations. We believe this provides a competitive advantage because it facilitates the delivery of consistent and quality service to our patients and their families, allows us staffing and oversight for compliance purposes which facilitates ongoing growth, and ensures that our employees are well trained. For a more detailed discussion of our compliance and continuous quality improvement programs, see "-- Compliance and Continuous Quality Improvement Programs."

  WE HAVE A PROVEN TRACK RECORD IN GROWING OUR BUSINESS THROUGH A BALANCED GROWTH STRATEGY

     We have grown rapidly through internal growth, development of new hospice locations and a focused strategy of acquisitions. Since we began our operations, our net patient service revenue has increased from $1.0 million in 1996 to $194.5 million in 2002. We reported net income of $12.9 million and $21.1 million in 2001 and 2002, respectively.

     We have developed 18 new hospice locations since we began operations, and we are currently developing 7 additional locations. When developing a new hospice location, we utilize our standardized operating model that includes daily cost management and community education programs to increase patient referrals. Applying our standardized development approach, on average, we have reached breakeven, as measured by income, excluding corporate overhead allocations, at our new locations within approximately 13 months from the date we began development.

     We have acquired 48 hospice locations since beginning our operations in 1996. Seven of these locations were combined with other locations and one location was subsequently closed. We have successfully integrated our acquired hospice locations into our operations by implementing our standardized operating model that focuses on minimizing costs while growing patient census.

     We have successfully increased our patient referrals in substantially all of the markets in which we operate by utilizing our community education representatives to establish and develop referral sources, as well as by providing responsive, quality service.

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

  WE HAVE AN EXPERIENCED MANAGEMENT TEAM

     Our ability to grow profitably, deliver quality services and implement our operating model is due, in large part, to our senior management team. Our six executive officers have over 40 years of combined experience in the hospice industry. In addition, four of our executive officers, including our chief executive officer and our president and chief operating officer, have worked together previously for another for-profit hospice provider. Our senior management team operates as a cohesive, complementary group, reflecting extensive marketing experience, as well as operating knowledge and understanding of the regulatory environment in which we operate. We believe that our management team differentiates us from small hospice providers, which generally lack the resources to attract and maintain an experienced management team.

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

     - hospitals;

     - managed care companies; and

     - insurance companies.

     In each of our markets, we have implemented a community education plan designed to address the specific needs of the patient referral sources in that market and to promote the quality, responsive and comprehensive service we provide to our patients and their families. We utilize three or more dedicated community education representatives in each of our markets and currently employ approximately 150 community education representatives company-wide. Each community education representative seeks to develop relationships with patient referral sources located in the community education representative's territory by regularly calling on these referral sources and educating groups of physicians, social workers, nurses and nursing home personnel regarding hospice care generally and our services specifically. As part of a community education representative's ongoing contact with a patient referral source, the community education representative assists the referral source in identifying patients and families who are appropriate for hospice care and provides periodic information on a referred patient's status.

     At each of our locations, our general manager, patient care manager and community education representatives coordinate their efforts to obtain contracts with nursing homes, managed care companies and insurance companies. In addition, in many of the markets we serve, we conduct local public relations campaigns that promote hospice care. We also actively participate in community-related projects to increase public awareness of hospice care.

     We believe that our education efforts, combined with our quality, responsive and comprehensive service, will enable us to continue to increase patient referrals.

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

     After we identify a market in which to develop a new hospice location, we utilize our standardized approach to the development of the new location, beginning with the identification and recruitment of a general manager who is familiar with the local market, the hiring of other key personnel and the leasing of office space. We then begin training key personnel and preparing for the initial Medicare survey. During this phase, we also hire three or more community education representatives to allow time for extensive training and the development of relationships in the community. This approach has been successful in increasing patient census at our new locations. We also begin establishing contractual arrangements with local suppliers, nursing homes, assisted living facilities, adult care centers and managed care companies. During the next phase of the start-up model, which generally occurs during the third month of the development of a new location, we seek to admit our first patients, at which time we request the Medicare survey. After we complete the initial Medicare survey and become certified, we aggressively expand community education and admissions activities and begin billing for our services.

  EXPAND OUR BUSINESS IN NEW AND EXISTING MARKETS BY SELECTIVELY ACQUIRING HOSPICES

     We intend to expand our business by actively pursuing strategic acquisitions of hospices in new and existing markets throughout the United States. We believe that significant opportunities exist for growth through acquisitions of hospices. The hospice industry consists of over 2,200 hospice locations, most of which are operated by small- and medium-sized providers. The current healthcare environment presents these providers with several challenges, such as changing regulatory requirements and increasing cost pressures. We believe that the fragmented nature of the hospice industry, combined with these other factors, provides us with significant opportunities to grow our business through acquisitions. To take advantage of acquisition opportunities, we have developed a focused acquisitions program that is overseen and coordinated by our director of business development. We identify new and existing markets in which to acquire a hospice by employing the same criteria utilized in identifying markets for development.

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

     - implement our marketing program to increase patient referrals by, among other things, hiring community education representatives; and

     - conduct extensive education and clinical training, including customer service and quality assurance, at the hospice.

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

     We often provide hospice care to patients residing in nursing homes, assisted living facilities and other similar long-term care facilities, treating the facility essentially as the patient's home. We have entered into agreements with these facilities to render hospice care to patients residing in these facilities. During 2001 and 2002, approximately 47.0% and 44.7%, respectively, of our days of care were attributable to patients who resided in long-term care facilities.

EDUCATION

     Our patient referral sources are physicians, hospitals, nursing homes, assisted living facilities, adult care centers, managed care companies and insurance companies. We have an employed staff of approximately 150 dedicated community education representatives who seek to develop relationships with patient referral sources located in their respective markets by regularly calling on these referral sources and educating groups of physicians, social workers, nurses, and staff at nursing homes and other long-term care facilities regarding hospice care generally and our services specifically. As part of a community education representative's ongoing contact with a patient referral source, the community education representative assists the referral source in identifying patients and families who are appropriate for hospice care and provides periodic information on referred patients' status. In addition to our community education representatives, our more than 2,000 caregivers, who routinely have contact with our referral sources, regularly assist our referral sources in identifying patients who are appropriate for hospice care.

     When we acquire a hospice, we hire additional community education representatives as needed. In each start-up location, we hire three or more community education representatives prior to the planned opening of the location to allow time for extensive training and the development of relationships in the community.

     We have also developed tailored education plans to meet the specific needs of each of our patient referral sources:

     - Physicians. Our community education representatives target a broad variety of physicians, including primary care physicians and specialists, who regularly see a high number of patients potentially eligible for hospice care. We have developed disease specific education materials that we provide to these physicians. We update each physician who refers a patient to us on the patient's condition on a regular basis according to each physician's instructions. We actively involve the local physician community in assisting us in creating the type of hospice programs that best meet its needs as well as those of patients and their families.

     - Hospitals. Our community education representatives call on physicians, patient discharge planners and social workers at hospitals. We utilize our disease specific education materials when educating the various hospital departments, including oncology and cardiology. We educate hospital staff on the benefits and cost advantages of hospice care over traditional inpatient care for those patients who are candidates for hospice care.

     - Long-Term Care Facilities. We negotiate contracts with nursing homes and have arrangements with assisted living facilities and adult care centers to provide routine home care, inpatient care and respite care at these facilities. Our community education representatives regularly call on nurses, social workers, directors of nursing, administrators and other staff members at these facilities who are in a position to identify or refer hospice patients. In addition, our community education representatives conduct regular training programs for the staff of these facilities to educate them on hospice care and its benefits.

     - Managed Care Companies and Insurance Companies. Our community education representatives regularly call on case managers for managed care companies and insurance companies to remind them of the advantages of our hospice services. We regularly conduct training programs to educate case managers of the benefits of hospice care, including potential cost savings. Our general managers and community education representatives coordinate their efforts to obtain contracts with managed care companies and insurance companies. Because managed care companies and insurance companies often have special needs, we strive to meet their requirements by providing them with individualized patient reports.

     In many of the markets that we serve, we also conduct local public relations campaigns to promote hospice awareness.

CENTRALIZED OPERATIONS AND INFORMATION SYSTEMS

  CENTRALIZED OPERATIONS

     We have designed our organizational structure to achieve a high level of patient and family satisfaction, provide quality care, permit our hospice locations to continue to grow and develop, and minimize overhead. Our corporate office in Dallas, Texas, supports each of our hospice locations by providing coordination, centralized resources and corporate services to each of our hospice locations, including:

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

  INFORMATION SYSTEMS

     We utilize multiple server-based systems with laptop and desktop computers to connect all of our locations to one another electronically. Billings are handled through a centralized server based system. Each local office enters all initial patient registration information and updates to the billing status through our intranet system. Our billing system and the use of our intranet system have resulted in greater accuracy and more rapid collections. We continue to seek ways to implement relevant technology to enhance business processes, thereby increasing efficiency. Through the use of our company intranet site, we are facilitating communications and enhancing standardization of all of our operations through publication and dissemination of a standard vision and a consistent, comprehensive direction. The efforts of the task force we have appointed to direct our compliance with proposed federal regulations regarding the privacy and security of patient medical information are proceeding as planned and will meet all mandated deadlines. See "-- Government Regulation."

HOSPICE OFFICES AND INPATIENT FACILITIES

     Below is a listing of our current locations by state and city.

ALABAMA
  Birmingham
  Montgomery
ARIZONA
  Phoenix (Mesa inpatient
     facility)(1)
  Phoenix (Peoria inpatient
     facility)(1)
  Phoenix(2)
  Tucson (inpatient
     facility)(1)
  Tucson
ARKANSAS
  Little Rock
CALIFORNIA
  Bakersfield
  Orange County (Garden
     Grove)
  Los Angeles (Culver City)
  Palm Springs(3)
  San Bernardino(3)
  San Diego
  San Jose
COLORADO
  Denver
  Colorado Springs
GEORGIA
  Atlanta
  Atlanta (DeKalb inpatient
     facility)(1)
ILLINOIS
  Chicago (Arlington
     Heights)
  Chicago (South Chicago)

INDIANA
  Indianapolis
KANSAS
     Wichita
LOUISIANA
  Baton Rouge
  Lake Charles
  New Orleans (Metro)
  New Orleans (Metairie)
  Shreveport
MICHIGAN
  Detroit (Novi)
MISSISSIPPI
     Gulfport
MISSOURI
  Kansas City
  St. Louis
NEBRASKA
  Omaha
NEVADA
  Las Vegas
  Las Vegas (inpatient
     facility)(3)
NEW JERSEY
  Edison
NEW MEXICO
  Albuquerque
  Santa Fe(4)
OHIO
  Cincinnati(4)
  Cleveland
  Columbus
  Toledo(4)
OKLAHOMA
  Oklahoma City
  Tulsa
OREGON
  Portland(4)
PENNSYLVANIA
  Philadelphia(4)
  Pittsburgh(5)
SOUTH CAROLINA
  Charleston
TENNESSEE
  Nashville
TEXAS
  Austin
  Beaumont
  Big Spring(4)
  Dallas
  El Paso
  Fort Worth
  Houston (Baytown)
  Houston (Bellaire)
  La Grange
  Odessa
  Round Rock
  San Antonio
  Waxahachie
VIRGINIA
  Norfolk
  Richmond(4)
WISCONSIN
  Milwaukee

---------------

(1) Each of our inpatient facilities has 11 beds, except for our facility in Las Vegas, Nevada, which has 22 beds.

(2) We transferred the operations of our Phoenix, Arizona hospice acquired in 1999 to our Phoenix, Arizona hospice acquired in 1997.

(3) Operations of our Riverside, California hospice, which we acquired in 1999, were relocated to our San Bernardino, California hospice location, which we acquired in 2001. In connection with the relocation of our Riverside hospice, we transferred 37 hospice patients from our San Bernardino hospice to our Riverside hospice. In 2001, we also relocated the remaining operations of our San Bernardino hospice to a new location in Palm Springs, California.

(4) We are currently developing a new hospice location in each of Big Spring, Texas, Philadelphia, Pennsylvania, Santa Fe, New Mexico, Cincinnati, Ohio, Richmond, Virginia, Portland, Oregon and Toledo, Ohio. We anticipate admitting our first hospice patients at these new locations by the fourth quarter of 2003. Santa Fe, New Mexico and Big Spring, Texas were previously Alternate Delivery Sites to our Albuquerque, New Mexico and Odessa, Texas locations, respectively.

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

     Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to social security benefits who are 65 years of age or older or who are disabled. Medicaid is a health insurance program jointly funded by state and federal governments that provides medical assistance to qualifying low-income persons. Each state Medicaid program has the option to provide payment for hospice services. Twenty-three of the 26 states in which we currently operate cover Medicaid hospice services; however, we cannot assure you that these states will continue to cover hospice services or that states into which we expand our operations may cover or continue to cover hospice services. We have not been adversely affected by the absence of a Medicaid benefit in the three states in which we currently operate that do not have a Medicaid hospice benefit.

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

     In addition to the above conditions of participation, Medicare regulations also establish additional conditions of participation related to the provision of other hospice care services and supplies, including physical therapy, occupational therapy, speech therapy, home health aide and homemaker services, medical supplies, short-term inpatient care and direct inpatient care. Each of our hospices, other than our locations currently in development, is certified for participation in the Medicare program and is eligible to receive payment as a hospice in the Medicaid hospice program, if any, of the state in which it operates. We anticipate that our hospices under development will be Medicare certified and Medicaid eligible by the fourth quarter of 2003. We believe that we are in material compliance with all conditions of participation for the Medicare programs and all eligibility requirements for the Medicaid program.

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

  OVERVIEW OF GOVERNMENT PAYMENTS

     Substantially all of our net patient service revenue is attributable to payments received from the Medicare and Medicaid programs. 97.2% and 97.5% of our net patient service revenue for the years ended December 31, 2001 and 2002, respectively, were attributable to Medicare and Medicaid payments. Payment from Medicare and Medicaid is affected by budgetary pressures and is subject to changes in legislation and regulation. Our revenues and profitability, similar to other healthcare companies, are subject to the effect of such legislative or regulatory changes and to possible reductions in coverage or payment rates by private third-party payors.

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

     Medicare. Medicare pays us based on a prospective payment system under which we receive one of several predetermined rates for each day in which the Medicare beneficiary is under our care. As discussed below, these rates are subject to annual adjustments for inflation and are also adjusted in some circumstances based on geographic location. The rate we receive from Medicare for a day of hospice care varies depending on which of the following four levels of care is being furnished to the beneficiary:

     - Routine Home Care. We currently receive between $98.51 and $154.16 per day for routine home care, depending on the location of service. We are paid the routine home care rate for each day a patient is under our care and not receiving one of the other categories of hospice care. This rate is not adjusted for the volume or intensity of routine home care services provided on a given day. This rate is also paid when a patient is receiving hospital care for a condition unrelated to the terminal condition. Routine home care services accounted for 88.7% and 89.8% of our gross patient service revenue for 2001 and 2002, respectively.

     - General Inpatient Care. We currently receive between $442.97 and $673.62 per day for general inpatient care, depending on the location of the inpatient facility. General inpatient care services accounted for 9.0% and 8.3% of our gross patient service revenue for 2001 and 2002, respectively.

     - Continuous Home Care. We currently receive between $574.93 and $899.76 per day for continuous home care, depending on the location of the service. This daily continuous home care rate is divided by 24 in order to arrive at an hourly rate. The hourly rate is paid for every hour that continuous home care is furnished, up to 24 hours in a single day. A minimum of eight hours must be provided in a single day to qualify for this rate. Continuous home care services accounted for 1.1% and 0.8% of our gross patient service revenue for 2001 and 2002, respectively.

     - Respite Care. We currently receive between $105.34 and $150.69 per day for respite care, depending on the location of the inpatient facility. Respite care is provided when the family or caregiver of a patient requires a temporary reprieve for certain reasons. We can receive payment for respite care provided to a given patient for up to five consecutive days. Our payment for any additional days of respite care provided to the patient is limited to the routine home care rate. Respite care services accounted for 0.2% of our gross patient service revenue for both 2001 and 2002.

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

     Overall payments made by Medicare to us are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The hospice cap period runs from November 1st of each year through October 31st of the following year. Total Medicare payments to us during this period are compared to the cap amount for this period. Payments in excess of the cap amount must be returned by us to Medicare. The cap amount is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The per-beneficiary cap amount was $17,391 for the twelve month period ending October 31, 2002. The per beneficiary cap amount for the twelve month period ending October 31, 2003 has not been published. Once published, the new cap amount will become effective retroactively for all services performed since November 1, 2002. The hospice cap amount is computed on a hospice-by-hospice basis. None of our hospices has exceeded the cap amount in past years. However, we cannot assure you that one or more of our hospices will not exceed the cap amount in the future.

     Direct patient care physician services delivered by physicians employed by or contracted with us are billed separately by us to the Medicare intermediary and paid at the lesser of the actual charge or 100% of the Medicare allowable charge for these services. This payment is in addition to the daily rates we receive for hospice care. Payment for our contractual and employed physicians' administrative and general supervisory activities are included in the daily payment rates discussed above. Payments for a patient's attending physician's professional services, other than services furnished by physicians employed by or contracted with us, are not paid to us, but rather are paid directly to the attending physician by the Medicare carrier based on the Medicare physician fee schedule. Physician services represented 0.5% of our net patient service revenue for both 2001 and 2002.

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

     Congress enacted the Balanced Budget Refinement Act of 1999 to alleviate some of the payment reductions resulting from the Balanced Budget Act of 1997. One of the changes provided for in the Balanced Budget Refinement Act of 1999 was to increase the Medicare payment for hospice services by 0.5% for Medicare fiscal year 2001 and 0.75% for Medicare fiscal year 2002.

     Effective April 1, 2001, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 increased the base Medicare daily payment rates for hospice care by five percent over the base rates then in effect. This increase was in addition to the increases previously provided by the Balanced Budget Refinement Act of 1999.

     On October 1, 2001 and 2002, the base Medicare payment rates for hospice care increased by approximately 3.2% and 3.4%, respectively, over the base rates previously in effect. The new Medicare daily rates for October 1, 2001 and 2002 were further adjusted by the hospice wage index.

     In May 2002, the Medicare Payment Advisory Commission issued its report to Congress assessing Medicare beneficiaries' access to and use of the hospice benefit. The Medicare Payment Advisory Commis-sion recommended that the hospice payment rates be reviewed to insure that they are consistent with the costs of providing hospice care, including whether a case-mix adjusted payment system and outlier policy should be incorporated into the Medicare hospice payment system.

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

     Increased regulatory scrutiny of compliance with the Medicare six-month eligibility rule has impacted the hospice industry. The CMS, however, have recently reaffirmed that Medicare hospice beneficiaries are not limited to six months of coverage and that there is no limit on how long a Medicare beneficiary can continue to receive hospice benefits and services, provided that the beneficiary continues to meet the eligibility criteria under the Medicare hospice program. In addition, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 requires the Secretary of Health and Human Services to conduct a study to examine the appropriateness of the current physician certification requirement required before a Medicare beneficiary is eligible to receive the Medicare hospice benefit.

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

OTHER HEALTHCARE REGULATIONS

     Fraud and Abuse Laws. Provisions of the Social Security Act, commonly referred to as the fraud and abuse provisions, prohibit the filing of false or fraudulent claims with Medicare or Medicaid and the payment or receipt of any form of remuneration in return for the referral of Medicare or Medicaid patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or Medicaid programs. Violation of these provisions could constitute a felony criminal offense and applicable sanctions include imprisonment of up to five years, criminal fees of up to $25,000, civil money penalties of up to $50,000 per act plus three times the amount claimed or three times the remuneration offered and exclusion from the Medicare and Medicaid programs. Many states have adopted similar prohibitions against payments that are intended to induce referrals of Medicaid and other third-party payor patients. The Office of Inspector General, Department of Health and Human Services ("OIG"), has published numerous "safe harbors" that exempt some practices from enforcement action under the federal fraud and abuse laws. These safe harbors exempt specified activities, including bona fide employment relationships, some contracts for the rental of space or equipment, and some personal service arrangements and management contracts. While the failure to satisfy all of the requirements of a particular safe harbor does not necessarily mean that the arrangement is unlawful, arrangements that do not satisfy a particular safe harbor may be subject to scrutiny by the OIG.

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

     HIPAA Fraud and Abuse Provisions. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") broadened the application of the federal fraud and abuse provisions beyond the Medicare and Medicaid programs. An amendment included in HIPAA extended the federal fraud and abuse provisions' prohibitions to all "federal healthcare programs," which include all state healthcare programs receiving federal funding but exclude the federal Employees Health Benefit Program. Additionally, HIPAA created five new categories of criminal federal offenses that apply to all healthcare benefit programs regardless of whether such programs are funded in whole or in part with federal funds. The five new categories of federal offenses created by HIPAA are healthcare fraud, theft or embezzlement in connection with healthcare, false statements relating to healthcare matters, obstruction of criminal investigations of healthcare offenses, and money laundering. Violations of these provisions constitute felony criminal offenses and applicable sanctions include imprisonment and/or substantial monetary fines.

     Civil Monetary Penalties Statute. The federal civil monetary penalties statute prohibits any person or entity from knowingly submitting false or fraudulent claims, offering to or making payments to a beneficiary to induce the beneficiary to use a particular provider or supplier, or arranging or contracting with an individual or entity that the person or entity knows or should know is excluded from the Medicare or Medicaid programs for the provision of items or services that may be reimbursed, in whole or in part, by the Medicare or Medicaid programs. Violations can result in civil monetary penalties ranging from $10,000 to $50,000 per claim or act, plus damages of not more than three times the amount claimed for each such item or service.

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

     Health Information Practices. The administrative simplification provisions of HIPAA contain provisions that require many organizations, including us, to implement very significant, potentially expensive new computer systems and business procedures designed to protect each patient's individual healthcare information. HIPAA requires the Department of Health and Human Services to issue rules to define and implement patient privacy standards. Among the standards that the Department of Health and Human Services has or will adopt pursuant to HIPAA are standards for the following:

     - electronic transactions and code sets;

     - unique identifiers for providers, employers, health plans and individuals;

     - security and electronic signatures;

     - privacy; and

     - enforcement.

     On August 17, 2000, the Department of Health and Human Services finalized the new transaction standards. The original compliance date was October 16, 2002. However, the compliance date has been delayed until October 16, 2003, provided we file a compliance extension plan with the Department of Health and Human Services by October 15, 2002. We filed the compliance extension plan in September 2002. The transaction standards will require us to use standard code sets established by the rule when transmitting health information in connection with some transactions, including health claims and health payment and remittance advice.

     On February 20, 2003, the Secretary of the Department of Health and Human Services published a final rule that establishes, in part, standards for the security of health information by health plans, healthcare clearinghouses and healthcare providers that maintain or transmit any health information in electronic form, regardless of format. The final rule will be effective April 21, 2003, with a compliance date of April 21, 2005. We are a covered entity under the final rule. These security standards require covered entities to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure integrity, confidentiality and availability of the information. The security standards were designed to protect health information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. Although the security standards do not reference or advocate a specific technology, and affected entities have the flexibility to choose their own technical solutions, we expect that compliance with the security standards will require us to implement significant systems and procedures.

     On December 28, 2000, the Secretary of the Department of Health and Human Services published a final rule establishing standards for the privacy of individually identifiable health information. The final rule became effective on April 14, 2001, with compliance required by April 14, 2003. These privacy standards apply to all health plans, all healthcare clearinghouses and many healthcare providers, including healthcare providers that transmit health information in an electronic form in connection with certain standard transactions. We are a covered entity under the final rule. The privacy standards apply to protect individually identifiable health information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom such information is disclosed.

     A violation of these standards could result in civil monetary penalties of $100 per incident, up to a maximum of $25,000 per person, per year, per standard. The final rule also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm.

     We expect that compliance with these standards will require significant commitment and action by us. We have appointed a task force comprised of members of our management team to direct our compliance with these standards and believe that we are on schedule to comply with the privacy standards by April 14, 2003. Because the security standards have recently become finalized, we cannot predict the total financial impact of the regulations on our operations.

     Additional Federal and State Laws. The federal government and all states also regulate other aspects of the hospice industry. In particular, our operations are subject to federal and state laws covering professional services, the dispensing of drugs and other types of hospice activities. Some of our employees are subject to state laws and regulations governing the ethics and practice of medicine, respiratory therapy, pharmacy and nursing. Our operations are subject to periodic survey by government entities to assure compliance with applicable state licensing and Medicare and Medicaid certification, as the case may be. From time to time in the ordinary course of business, we, like other healthcare companies, receive survey reports containing deficiencies for alleged failure to comply with applicable requirements. We review these reports and take appropriate corrective action. The failure to effect corrective action or to obtain, renew or maintain any of the required regulatory approvals, certifications or licenses could materially adversely affect our business and could prevent our hospices involved from offering hospice services to patients. In addition, laws and regulations often are adopted to regulate new products, services and industries. We cannot assure you that either the states or the federal government will not impose additional regulations upon our activities that might adversely affect us.

     As a large employer, we are subject to various federal and state laws regulating employment practices. We are specifically subject to audits by various federal and state agencies regarding our compliance with these laws. We believe that our employment practices are in material compliance with applicable federal and state laws. However, we cannot assure you that government officials charged with the responsibility of enforcing these laws will not assert that we are in violation of these laws, or that these laws will be interpreted by the courts in a manner consistent with our interpretations.

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

     - adoption of a corporate code of business conduct and ethics;

     - employee education and training;

     - implementation of an internal system for reporting concerns on a confidential, anonymous basis;

     - ongoing internal auditing and monitoring programs; and

     - a means for enforcing the compliance programs policies.

     As part of our ongoing internal auditing and monitoring programs, we conduct periodic, at least annual, internal regulatory audits and mock surveys at each of our hospices. If a hospice does not achieve a satisfactory rating, we require the hospice to prepare and implement a plan of correction. We then perform a follow-up audit and survey to verify that all deficiencies identified in the initial audit and survey have been corrected.

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

COMPETITION

     Hospice care in the United States is competitive. Because payments for hospice services are generally fixed, we compete primarily on the basis of our ability to deliver quality, responsive services. The hospice care market is highly fragmented and we compete with a large number of organizations, some of which have or may obtain significantly greater financial and marketing resources than us. Based on industry data, we estimate that approximately 73% of existing hospices are local not-for-profit hospices. Most hospices are small- and medium-sized hospices.

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

     Our current general and professional liability policy does not provide coverage for claims that arise from acts that occurred prior to the policy's start date of April 12, 2000. From March 12, 1999 to April 12, 2000, Reliance National Insurance Company provided our insurance coverage. Since April 12, 2000, Lexington Insurance Company, a subsidiary of American International Group, Inc., has provided our insurance coverage. During the fourth quarter of 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania placed Reliance National Insurance Company in liquidation. As of December 31, 2002, we reserved $0.6 million to cover potential losses resulting from current and future litigation claims covered by Reliance National Insurance Company to the extent its assets are not sufficient to pay such claims. Although we believe that the amount reserved is adequate to cover our potential losses, we cannot assure you that our losses will not exceed the amount reserved. Our profitability will be negatively impacted to the extent our actual losses exceed the amount reserved.

EMPLOYEES

     As of February 28, 2003, we had 2,240 full-time employees and 566 part-time employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

SOME RISKS RELATED TO OUR BUSINESS

     An investment in our common stock is subject to the significant risks inherent in our business. Readers should consider carefully the risks and uncertainties described below and the other information included in this Annual Report on Form 10-K. The occurrence of any of the events described below could have a material adverse effect on our business. This could cause the trading price of our common stock to decline, perhaps significantly.

  WE ARE HIGHLY DEPENDENT ON PAYMENTS FROM MEDICARE AND MEDICAID. IF THERE ARE CHANGES IN THE RATES OR METHODS GOVERNING THESE PAYMENTS FOR OUR SERVICES, OUR NET PATIENT SERVICE REVENUE AND PROFITS COULD MATERIALLY DECLINE.

     We are highly dependent on payments from Medicare and Medicaid. Approximately 95.6%, 97.2% and 97.5% of our net patient service revenue for the years ended December 31, 2000, 2001 and 2002, respectively, consisted of payments from the Medicare and Medicaid programs. Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments could cause our net patient service revenue and profits to materially decline.

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

     - privacy and security of medical records;

     - employment practices; and

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

  ALMOST HALF OF OUR HOSPICE PATIENTS RESIDE IN NURSING HOMES. CHANGES IN THE LAWS AND REGULATIONS REGARDING PAYMENTS FOR HOSPICE SERVICES AND "ROOM AND BOARD" PROVIDED TO OUR HOSPICE PATIENTS RESIDING IN NURSING HOMES COULD REDUCE OUR NET PATIENT SERVICE REVENUE AND PROFITABILITY.

     For our hospice patients receiving nursing home care under certain state Medicaid programs who elect hospice care under Medicare or Medicaid, the state must pay us, in addition to the applicable Medicare or Medicaid hospice per diem rate, an amount equal to at least 95% of the Medicaid per diem nursing home rate for "room and board" furnished to the patient by the nursing home. We contract with various nursing homes for the nursing homes' provision of certain "room and board" services that the nursing homes would otherwise provide Medicaid nursing home patients. We bill and collect from the applicable state Medicaid program an amount equal to at least 95% of the amount that would otherwise have been paid directly to the nursing home under the state's Medicaid plan. Under our standard nursing home contracts, we pay the nursing home for these "room and board" services at 100% of the Medicaid per diem nursing home rate.

     Government studies conducted in the last several years have suggested that the reimbursement levels for hospice patients living in nursing homes may be excessive. In particular, the federal government has expressed concern that hospice programs may provide fewer services to patients residing in nursing homes than to patients living in other settings due to the presence of the nursing home's own staff to address problems that might otherwise be handled by hospice personnel. Because hospice programs are paid a fixed per diem amount, regardless of the volume or duration of services provided, the government is concerned that hospice programs may be increasing their profitability by shifting the cost of certain patient care services to the nursing home.

     The reduction or elimination of Medicare payments for hospice patients residing in nursing homes would reduce our net patient service revenue and profitability. In addition, changes in the way nursing homes are reimbursed for "room and board" services provided to hospice patients residing in nursing homes could affect our ability to obtain referrals from nursing homes. A reduction in referrals from nursing homes would adversely affect our net patient service revenue and profitability.

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

     An estimated 73% of hospices in the United States are not-for-profit programs. Accordingly, it is likely that a substantial number of acquisition opportunities will involve hospices operated by not-for-profit entities. In recent years, several states have increased review and oversight of transactions involving the sale of healthcare facilities by not-for-profit entities. Although the level of review varies from state to state, the current trend is to provide for increased governmental review, and in some cases approval, of transactions in which a not-for-profit entity sells a healthcare facility or business. This increased scrutiny may increase the difficulty in completing, or prevent the completion of, acquisitions in some states in the future.

  OUR LOSS OF KEY MANAGEMENT PERSONNEL OR OUR INABILITY TO HIRE AND RETAIN SKILLED EMPLOYEES COULD ADVERSELY AFFECT OUR BUSINESS AND OUR ABILITY TO INCREASE PATIENT REFERRALS.

     Our future success depends, in significant part, upon the continued service of our senior management personnel. The loss of services of one or more of our key senior management personnel or our inability to hire and retain new skilled employees could adversely affect our future operating results. In addition, the loss of key community education representatives could negatively impact our ability to maintain or increase patient referrals, a key aspect of our growth strategy.

     As we previously disclosed in our earnings release in February 2003, as part of our CEO succession plan, David C. Gasmire, our President and Chief Operating Officer, has been promoted to the position of Chief Executive Officer and President, effective January 1, 2004. Richard R. Burnham, our Chairman of the Board and current Chief Executive Officer, will continue as our Chairman of the Board. Beginning in 2004, Mr. Burnham intends to spend more time on public policy issues that impact us, as well as contributing more time to organizations that support our interests. During 2003 with the assistance of Mr. Burnham, Mr. Gasmire will begin the orderly transition to Chief Executive Officer as part of our CEO succession plan. We do not expect Mr. Gasmire's and Mr. Burnham's changing management roles to have any adverse affect on our future operating results. Management is evaluating internal employees for promotion to the Chief Operating Officer role.

     Competition for skilled employees is intense, and the process of locating and recruiting skilled employees with the combination of qualifications and attributes required to care effectively for terminally ill patients and their families can be difficult and lengthy. We cannot assure you that we will be successful in attracting, retaining or training highly skilled nursing, management, community education, operations, admissions and other personnel. Our business could be disrupted and our growth and profitability negatively impacted if we are unable to attract and retain skilled employees.

  A NATIONWIDE SHORTAGE OF QUALIFIED NURSES COULD ADVERSELY AFFECT OUR PROFITABILITY AND OUR ABILITY TO GROW AND CONTINUE TO PROVIDE QUALITY, RESPONSIVE HOSPICE SERVICES TO OUR PATIENTS AS NURSING WAGES AND BENEFITS INCREASE.

     We currently employ approximately 1,500 nurses on a full-time and part-time basis. We depend on qualified nurses to provide quality, responsive hospice services to our patients. There is currently a nationwide shortage of qualified nurses that is being felt in some of the markets in which we provide hospice services, primarily in California. In response to the shortage of qualified nurses in these markets, we have increased and are likely to continue to increase our wages and benefits to recruit and retain nurses or to engage contract nurses until we hire permanent staff nurses. Our inability to attract and retain qualified nurses could adversely affect our ability to provide quality, responsive hospice services to our patients and our ability to increase patient census in those markets. In addition, because we operate in a fixed reimbursement environment, increases in the wages and benefits that we must provide to attract and retain qualified nurses or an increase in our reliance on contract nurses could negatively impact our profitability.

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

     There are currently numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns. In particular, HIPAA contains provisions that may require us to implement expensive new computer systems and business procedures designed to protect the privacy and security of each of our hospice patient's individual health information. The Department of Health and Human Services published final regulations addressing patient privacy on December 28, 2000 and final regulations addressing the security of such health information on February 20, 2003. We must comply with the requirements of the privacy regulations by April 14, 2003 and the requirements of the security regulations by April 21, 2005. Because the final security regulations have only recently been issued and the final privacy regulations are not yet effective, we cannot predict the total financial or other impact of the regulations on our operations. Compliance with these rules could require us to spend substantial sums, which could negatively impact our profitability.

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

  A SIGNIFICANT REDUCTION IN THE CARRYING VALUE OF OUR GOODWILL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR PROFITABILITY.

     A portion of our total assets consists of intangible assets, primarily goodwill. Goodwill accounted for approximately 37.1% of our total assets as of December 31, 2002. Any event that results in the significant impairment of our goodwill, such as closure of a hospice location or sustained operating losses, could have a material adverse effect on our profitability.

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

     Our current general and professional liability policy does not provide coverage for claims that arise from acts that occurred prior to the policy's start date of April 12, 2000. From March 12, 1999 to April 12, 2000, Reliance National Insurance Company provided our insurance coverage. Since April 12, 2000, Lexington Insurance Company, a subsidiary of American International Group, Inc., has provided our insurance coverage. During the fourth quarter of 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania placed Reliance National Insurance Company in liquidation. As of December 31, 2002, we reserved $0.6 million to cover potential losses resulting from current and future litigation claims covered by Reliance National Insurance Company to the extent its assets are not sufficient to pay such claims. Although we believe that the amount reserved is adequate to cover our potential losses, we cannot assure you that our losses will not exceed the amount reserved. Our profitability will be negatively impacted to the extent our actual losses exceed the amount reserved.

  WE MAY NEED ADDITIONAL CAPITAL TO FUND OUR OPERATIONS AND FINANCE OUR GROWTH, AND WE MAY NOT BE ABLE TO OBTAIN IT ON TERMS ACCEPTABLE TO US, OR AT ALL.

     We expect that our existing funds, cash flows from operations and borrowings under our credit agreement will be sufficient to fund our working capital needs, anticipated hospice development and acquisition plans, debt service requirements and other anticipated capital requirements for at least 12 months following the date of this Annual Report on Form 10-K. Continued expansion of our business through the development of new hospice locations and acquisitions may require additional capital, in particular if we were to accelerate our hospice development and acquisition plans. In the past, we have relied on funds raised through our initial public offering and private issuances of debt and equity and also through bank financing and cash flows from operations to support our growth. In the future, required financing may not be available or may be available only on terms that are not favorable to us. If we are unable to raise additional funds, we may have to delay or abandon some or all of our growth strategies. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any new equity securities may have rights, preferences or privileges senior to those of our common stock.

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

AVAILABLE INFORMATION

     We file reports with the Securities and Exchange Commission ("SEC"). We are a reporting company and file an Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K when necessary. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. That website address is http://www.sec.gov. Our Internet address is www.odsyhealth.com. We have made available free of charge on our Internet website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2. PROPERTIES

     Our executive offices are located at 717 N. Harwood, Suite 1500, Dallas, Texas 75201, where we currently lease approximately 46,000 square feet of space. We believe that these facilities are adequate for our current uses and that additional space is available to accommodate our anticipated growth. Our 65 hospice offices and inpatient facilities are in leased facilities in 26 states with varying terms from one to ten years extending through 2011. We believe these facilities are in good operating condition and suitable for their intended purposes. Refer to "Item 1. Business -- Hospice Offices and Inpatient Facilities" for a complete listing of the locations of our hospice offices and inpatient facilities.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this Annual Report on Form 10-K, we are not aware of any legal proceedings pending or threatened that we expect would have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market for Common Stock. Our common stock has been quoted on the Nasdaq National Market under the symbol "ODSY" since October 31, 2001. Prior to that time there was no public market for our common stock. As of March 21, 2003, there were 36 record holders of our common stock. The following table sets forth the high and low sales prices per share of our common stock for the period indicated, as reported on the Nasdaq National Market and as adjusted to take into account the January 27, 2003 fifty percent stock dividend:

                                                               HIGH     LOW
                                                              ------   ------
2001
Fourth Quarter (October 31, 2001 -- December 31, 2001)......  $17.29   $10.57
2002
First Quarter...............................................  $20.40   $14.98
Second Quarter..............................................  $24.53   $17.67
Third Quarter...............................................  $23.99   $14.17
Fourth Quarter..............................................  $26.19   $19.45

     Dividends. On January 27, 2003, we announced that our Board of Directors had authorized a three-for-two stock split payable in the form of a fifty percent stock dividend that was distributed on February 24, 2003, to stockholders of record at the close of business on February 6, 2003. We had approximately 15.8 million shares outstanding at the close of business on February 6, 2003 and issued approximately 7.9 million shares to our stockholders of record. The payment of any future dividends will be at the discretion of our board of directors and will depend on:

     - any applicable contractual restrictions limiting our ability to pay dividends;

     - our earnings;

     - our financial condition;

     - our ability to fund our capital requirements; and

     - other factors our board deems relevant.

     While we do not have a history of paying any cash dividends, our credit agreement restricts the amount of dividends and other distributions that we may pay or that our subsidiaries may pay to us upon our lender's notice to us of an event of default under our credit agreement. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

     Equity-Based Compensation Plans. The following table provides information about our common stock that may be issued upon the exercise of options under the Odyssey HealthCare, Inc. Stock Option Plan and the 2001 Equity-Based Compensation Plan.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                          (C) NUMBER OF
                                                                                            SECURITIES
                                                                                            REMAINING
                                                 (A) NUMBER OF                            AVAILABLE FOR
                                               SECURITIES TO BE      (B) WEIGHTED        FUTURE ISSUANCE
                                                  ISSUED UPON      AVERAGE EXERCISE        UNDER EQUITY
                                                  EXERCISE OF          PRICE OF            COMPENSATION
                                                  OUTSTANDING         OUTSTANDING        PLANS (EXCLUDING
                                               OPTIONS, WARRANTS   OPTIONS, WARRANTS   SECURITIES REFLECTED
PLAN CATEGORY                                     AND RIGHTS          AND RIGHTS          IN COLUMN (A))
-------------                                  -----------------   -----------------   --------------------
                                                                      (IN THOUSANDS)
Equity Compensation Plans Approved by
  Stockholders...............................        1,905               $6.77                1,611
Equity Compensation Plans Not Approved by
  Stockholders...............................           --                  --                   --
                                                     -----               -----                -----
Total........................................        1,905               $6.77                1,611
                                                     =====               =====                =====

     Recent Sales of Unregistered Securities.  None.

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

     The aggregate gross proceeds to us from the offering were $62.1 million. In connection with the offering, we paid an aggregate of $4.3 million in underwriting discounts and commissions to the underwriters. In addition, the expenses incurred in connection with the offering for legal costs, accounting costs, registration, filing and other costs were approximately $1.8 million. The aggregate net proceeds to us from the offering after these expenses were $56.0 million. Subsequent to the offering, a portion of the net proceeds from the offering was used to repay $7.1 million, including accrued and unpaid interest, under our credit agreement and to repay $10.6 million, including accrued and unpaid interest, under our 12% senior subordinated notes. Also during 2001, $1.5 million was used for the acquisition of a hospice. During 2002, $21.3 million was used for the acquisition of hospices and $8.3 million was used for general corporate purposes. Through March 15, 2003, $3.0 million was used for the acquisition of a hospice. The remainder of the net proceeds will be used to finance the development of new hospice locations and potential acquisitions of hospices, and for other general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated statement of operations data set forth below for the years ended December 31, 2000, 2001 and 2002 and the consolidated balance sheet data at December 31, 2001 and 2002 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, and that are included elsewhere in this Annual Report on Form 10-K, and are qualified by reference to those consolidated financial statements. The selected consolidated statement of operations data set forth below for the years ended December 31, 1998 and 1999 and the consolidated balance sheet data at December 31, 1998, 1999 and 2000 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, but are not included in this Annual Report on Form 10-K.

     The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read the selected financial information set forth below in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. On February 24, 2003, the Company completed a three-for-two stock split payable in the form of a fifty percent stock dividend. All share information has been adjusted for the stock dividend described in "Item 5. Market for Registrant's Common Equity and Related
Matters -- Dividends."

                                                                    YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------------
                                                  1998         1999         2000          2001          2002
                                               ----------   ----------   -----------   -----------   -----------
                                                                    (DOLLARS IN THOUSANDS)
Statements of Operations Data:
Net patient service revenue..................  $   27,239   $   46,460   $    85,271   $   130,181   $   194,459
Operating expenses:
Direct hospice care..........................      16,389       24,014        44,964        62,269        94,944
General and administrative (exclusive of $1.1
  million for both the years ended December
  31, 2000 and 2001 and $0.7 million for the
  year ended December 31, 2002, reported
  separately as stock-based compensation
  charges)...................................      14,675       18,873        28,375        42,471        60,414
Stock-based compensation charges.............          --           --         1,113         1,112           685
Provision for uncollectible accounts.........       1,203        2,031         2,708         3,207         2,952
Depreciation and amortization................         574        1,563         1,656         2,211         1,509
                                               ----------   ----------   -----------   -----------   -----------
Total operating expenses.....................      32,841       46,481        78,816       111,270       160,504
                                               ----------   ----------   -----------   -----------   -----------
Income (loss) from operations................      (5,602)         (21)        6,455        18,911        33,955
Other income (expense):
Minority interest............................          --           (5)          (46)         (150)           50
Interest income..............................         165           35            31           239           544
Interest expense.............................      (1,086)      (2,209)       (2,931)       (2,512)         (269)
                                               ----------   ----------   -----------   -----------   -----------
                                                     (921)      (2,179)       (2,946)       (2,423)          325
                                               ----------   ----------   -----------   -----------   -----------
Income (loss) before provision for income
  taxes and extraordinary item...............      (6,523)      (2,200)        3,509        16,488        34,280
Provision for income taxes...................          --           --           417         3,231        13,140
                                               ----------   ----------   -----------   -----------   -----------
Income (loss) before extraordinary item......      (6,523)      (2,200)        3,092        13,257        21,140
Extraordinary item -- debt extinguishment,
  net of tax.................................          --           --            --          (361)           --
                                               ----------   ----------   -----------   -----------   -----------
Net income (loss)............................      (6,523)      (2,200)        3,092        12,896        21,140
Preferred stock dividends....................      (1,122)      (1,320)       (1,302)       (1,097)           --
Gain on conversion of preferred
  securities(1)..............................          --           --            --         5,755            --
                                               ----------   ----------   -----------   -----------   -----------
Net income (loss) available to common
  stockholders...............................  $   (7,645)  $   (3,520)  $     1,790   $    17,554   $    21,140
                                               ----------   ----------   -----------   -----------   -----------
Net income (loss) per common share:
Basic net income before extraordinary item...  $    (2.75)  $    (1.21)  $      0.61   $      2.81   $      0.91
Extraordinary item -- debt extinguishment,
  net of tax.................................          --           --            --         (0.06)           --
                                               ----------   ----------   -----------   -----------   -----------
Basic net income per common share............  $    (2.75)  $    (1.21)  $      0.61   $      2.75   $      0.91
                                               ==========   ==========   ===========   ===========   ===========
  Diluted net income before extraordinary
    item.....................................  $    (2.75)  $    (1.21)  $      0.17   $      0.69   $      0.86
  Extraordinary item -- debt extinguishment,
    net of tax...............................          --           --            --         (0.02)           --
                                               ----------   ----------   -----------   -----------   -----------
  Diluted net income per common share........  $    (2.75)  $    (1.21)  $      0.17   $      0.67   $      0.86
                                               ==========   ==========   ===========   ===========   ===========
Weighted average shares outstanding:
  Basic......................................   2,779,400    2,914,796     2,919,933     6,368,436    23,187,554
  Diluted....................................   2,779,400    2,914,796    17,730,350    19,080,341    24,460,966

                                                                 YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------
                                                   1998       1999       2000        2001         2002
                                                 --------   --------   --------   ----------   ----------
                                                                       (UNAUDITED)
                                                                  (DOLLARS IN THOUSANDS)
OPERATING DATA:
Number of hospice locations(2).................        24         30         32           42           58
Admissions(3)..................................     5,145      8,303     12,965       15,969       22,062
Days of care(4)................................   237,589    422,577    737,088    1,111,168    1,608,556
Average daily census(5)........................       651      1,158      2,014        3,044        4,407
Cash flows provided by (used in) operating
  activities...................................  $(11,054)  $ (1,588)  $  3,520   $   14,956   $   17,841
Cash flows used in investing activities........  $ (5,880)  $ (5,340)  $ (1,503)  $  (31,001)  $  (28,348)
Cash flows provided by (used in) financing
  activities...................................  $ 14,917   $  6,702   $ (2,293)  $   36,019   $   (1,831)

                                                                      AS OF DECEMBER 31,
                                                      --------------------------------------------------
                                                        1998       1999       2000      2001      2002
                                                      --------   --------   --------   -------   -------
                                                                    (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit)...........................  $  4,738   $ (2,356)  $ (1,691)  $50,363   $51,498
Total assets........................................    22,578     31,925     38,845    98,216   125,414
Total long-term debt, including current portion.....    12,600     21,852     20,311     3,781       274
Total convertible preferred stock...................    18,539     19,860     21,162        --        --
Stockholders' equity (deficit)......................   (13,320)   (16,657)   (13,746)   77,635   100,933

---------------

(1) The accumulated dividends on our Series A convertible preferred stock, Series B convertible preferred stock and Series C convertible preferred stock were reversed in connection with the conversion of preferred stock upon completion of our initial public offering and recognized as a gain to common stockholders.

(2) Number of hospice locations at end of period. We began development of two locations in Cleveland, Ohio, and Big Spring, Texas, in the fourth quarter of 2002. We began development of six locations in Philadelphia, Pennsylvania, Santa Fe, New Mexico, Cincinnati, Ohio, Richmond, Virginia, Portland, Oregon and Toledo, Ohio, in the first quarter of 2003 and acquired our Waxahachie, Texas, location in February 2003.

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

OVERVIEW

     We are one of the largest providers of hospice care in the United States in terms of both average daily census and number of locations. We have grown rapidly since we opened our first hospice location in January 1996. Through the development of new hospice locations and a series of acquisitions, we now have 65 hospice locations to serve patients and their families in 26 states. Our net patient service revenue increased from $1.0 million in 1996 to $194.5 million in 2002. We operate all of our hospice locations through our operating subsidiaries. Our net patient service revenue of $194.5 million in 2002 represents an increase of 49.4% over net patient service revenue of $130.2 million in 2001 and an increase of 128.0% over net patient service revenue of $85.3 million in 2000. In 2000, 2001 and 2002, we reported net income of $3.1 million, $12.9 million and $21.1 million, respectively.

     On January 27, 2003, we announced that our Board of Directors had authorized a three-for-two stock split payable in the form of a fifty percent stock dividend that was distributed on February 24, 2003, to stockholders of record at the close of business on February 6, 2003. We had approximately 15.8 million shares of common stock outstanding at the close of business on February 6, 2003 and issued approximately 7.9 million shares of common stock to the stockholders of record.

DEVELOPED HOSPICES

     We have developed the following hospices since January 1, 2000:

     During 2000, we began development of two new hospices in El Paso, Texas, and Chicago (Arlington Heights), Illinois, which were opened in 2001.

     During 2001, we began development of four new hospices in Norfolk, Virginia, Chicago (South), Illinois, Tulsa, Oklahoma and Austin, Texas. Our Norfolk, Virginia hospice location opened in 2002.

     During 2002, we continued development of the Chicago (South), Illinois, Tulsa, Oklahoma and Austin, Texas hospices and began development of new hospices in Montgomery, Alabama, St. Louis, Missouri, Cleveland, Ohio and Big Spring, Texas. Our Chicago (South), Illinois, Tulsa, Oklahoma, Austin, Texas, Montgomery, Alabama and St. Louis, Missouri hospice locations opened in 2002.

     In 2003, we are continuing development of the Cleveland, Ohio and Big Spring, Texas hospices and have started development of hospices in Philadelphia, Pennsylvania, Richmond, Virginia, Cincinnati, Ohio, Portland, Oregon, Santa Fe, New Mexico and Toledo, Ohio.

ACQUISITIONS

     We have acquired the following hospices since January 1, 2000:

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

     During 2002, we acquired twelve hospices for a combined purchase price of $19.9 million, and also acquired the remaining 33% interest in Hospice of Houston, L.P. for $1.1 million. We financed our acquisitions in 2002, including the interest in Hospice of Houston, with $21.3 million in cash from the proceeds of our initial public offering.

     In February 2003, we acquired one hospice for a purchase price of $3.0 million. We financed our acquisition in 2003 with $3.0 million in cash from the proceeds of our initial public offering.

     We accounted for these acquisitions as purchases. See Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

     As part of our ongoing acquisition strategy, we are continually evaluating other potential acquisition opportunities.

     Goodwill from our hospice acquisitions was $46.5 million as of December 31, 2002. Goodwill was 46.1% of common stockholders' equity and 37.1% of total assets as of December 31, 2002. During fiscal 2001 and prior years, we amortized our goodwill over 20 years for acquisitions completed through June 30, 2001 and did not amortize goodwill for acquisitions subsequent to June 30, 2001. Under new rules issued by the Financial Accounting Standards Board, effective for fiscal 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the new rules. Other intangible assets continue to be amortized over their useful lives. We are applying the new rules on accounting for goodwill and other intangible assets. See Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Application of the non-amortization provisions of the new rules in 2001 would have resulted in a decrease in amortization expense of $1.2 million, net of tax.

     The following table lists our acquisitions since January 1, 2000, and patient census data at acquisition:

                                                                PATIENT
                                                               CENSUS ON
                                                                DATE OF
HOSPICE                                                       ACQUISITION
-------                                                       -----------
2000
  Los Angeles (Culver City), California.....................       45
2001
  Little Rock, Arkansas.....................................       81
  Colorado Springs, Colorado................................       30
  Charleston, South Carolina................................       32
  Beaumont, Texas...........................................       55
  Pittsburgh, Pennsylvania(1)...............................       80
  Palm Springs, California(2)...............................       68
  Odessa, Texas.............................................      110
2002
  Baton Rouge, Louisiana....................................       50
  New Orleans, Louisiana....................................       56
  Shreveport, Louisiana.....................................      104
  Columbus, Ohio............................................       19
  Bakersfield, California...................................       11
  Wichita, Kansas...........................................        0
  Gulf Coast, Mississippi...................................       38
  Albuquerque, New Mexico...................................       80
  Omaha, Nebraska...........................................        3
  Lake Charles, Louisiana...................................      101
  La Grange, Texas..........................................       20
  Round Rock, Texas(3)......................................       60
2003
  Waxahachie, Texas.........................................      104

---------------

(1) Operations of our Pittsburgh, Pennsylvania hospice acquired in 2001 were transferred to our Pittsburgh, Pennsylvania hospice opened in 1996.

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

(3) Operations of our Round Rock, Texas hospice, which we acquired in 2002, are being relocated to our Austin, Texas hospice location, which we opened in 2002.

NET PATIENT SERVICE REVENUE

     Net patient service revenue is the estimated net realizable revenue from patients, Medicare, Medicaid, commercial insurance, managed care payors and others for services rendered. Payors may determine that the services provided are not covered and do not qualify for a payment or, for commercial payors, that payments are subject to usual and customary rates. To determine net patient service revenue, we adjust gross patient service revenue for estimated payment denials and contractual adjustments based on historical experience. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 93.0%, 94.1% and 94.2% of our net patient service revenue for the years ended December 31, 2000, 2001 and 2002, respectively. Services provided under Medicaid programs represented approximately 2.6%, 3.1% and 3.3% of our net patient service revenue for the years ended December 31, 2000, 2001 and 2002, respectively. The payments we receive from the Medicare and Medicaid programs are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.

     Routine home care is the largest component of our gross patient service revenue, representing 83.8%, 88.7% and 89.8% of gross patient service revenue for the years ended December 31, 2000, 2001 and 2002, respectively. Inpatient care represented 12.2%, 9.0% and 8.3% of gross patient service revenue for the years ended December 31, 2000, 2001 and 2002, respectively. Continuous care and respite care, combined, represented most of the remaining 4.0%, 2.3% and 1.9% of gross patient service revenue for these periods, respectively.

     The principal factors that impact net patient service revenue are our average daily census, levels of care provided to our patients and changes in Medicare and Medicaid payment rates due to adjustments for inflation. Average daily census is affected by the number of patients referred by new and existing referral sources, and admitted into our hospice program, and average length of stay of those patients once admitted. Average length of stay is impacted by patients' decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay has increased from 57 days in 2001 to 65 days in 2002. See "-- Expenses" and "Item 1. Business -- Hospice Industry and Market Opportunity."

     Payment rates under the Medicare and Medicaid programs are indexed for inflation annually; however, the increases have historically been less than actual inflation. Effective April 1, 2001, however, the base Medicare daily payment rates for hospice care increased by five percent over the base rates then in effect, which has favorably impacted our profitability. On October 1, 2001, the base Medicare payment rates for hospice care increased by approximately 3.2% over the base rates previously in effect. On October 1, 2002, the base Medicare payment rates for hospice care increased by approximately 3.4% over the base rates previously in effect. These rates were further adjusted by the hospice wage index. In the future, reductions in the rate of increase in Medicare and Medicaid payments may have an adverse impact on our net patient service revenue and profitability. See "Item 1. Business -- Government Regulation -- Overview of Government Payments."

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

     The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses (exclusive of $1.1 million in both 2000 and 2001 and $0.7 million in 2002 reported separately as stock-based compensation) for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     2001     2002
                                                              -----    -----    -----
Direct hospice care expenses:
  Salaries and payroll taxes................................  29.2%    27.2%    28.0%
  Pharmaceuticals...........................................   7.2      7.1      6.9
  Medical equipment and supplies............................   6.2      6.1      6.1
  Inpatient costs...........................................   3.0      2.0      2.3
  Other (including nursing home costs, net).................   7.1      5.4      5.5
                                                              ----     ----     ----
     Total..................................................  52.7%    47.8%    48.8%
                                                              ====     ====     ====
General and administrative expenses:
  Salaries and benefits.....................................  21.9%    19.6%    18.6%
  Leases....................................................   3.4      2.8      2.7
  Other (including bad debts, travel, office supplies,
     printing and equipment rental).........................  11.2     12.7     11.3
                                                              ----     ----     ----
     Total..................................................  36.5%    35.1%    32.6%
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

     We have recorded deferred stock-based compensation charges related to unvested stock options granted to employees and directors during 2000 and 2001. Based on the number of outstanding stock options granted during 2000 and 2001, we expect to amortize approximately $0.7 million of deferred stock-based compensation during 2003 and in future periods. We expect to amortize this deferred stock-based compensation in the following approximate amounts:

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

PROVISION FOR INCOME TAXES

     Our provision for income taxes consists of current and deferred federal and state income tax expenses. For fiscal 2001, we fully utilized our net operating loss carryforwards of $9.5 million that existed at December 31, 2000 and were fully reserved by a valuation allowance. Accordingly, our effective tax rate was 19.0% during 2001, after considering the reversal of the valuation allowance on our deferred tax assets. We estimate that our effective tax rate will be approximately 39.0% during 2003 as there are no remaining net operating loss carryforwards or remaining valuation allowances. See Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations included elsewhere in this Annual Report on Form 10-K and require the application of significant judgment by us; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, we use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry and information available from other outside sources, as appropriate.

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

     We maintain a policy for reserving for uncollectible accounts. We calculate the allowance for uncollectible accounts based on a formula tied to the aging of accounts receivable by payor class. We reserve for specific accounts that are determined to be uncollectible when such determinations are made. Accounts are written off when all collection efforts are exhausted.

  INSURANCE RISKS

     General and professional liability costs for the healthcare industry have increased and become more difficult to estimate. In addition, insurance coverage for patient care liabilities and other risks has become more difficult to obtain. Insurance carriers often require companies to increase their liability retention levels and pay higher policy premiums for reduced coverage. In our consolidated financial statements, we provide for liabilities associated with the uninsured portion of our general and professional liability risks, based on our experience, consultation with our attorneys and insurers, and our existing insurance coverage.

  GOODWILL

     Goodwill is the excess of the fair value of identifiable assets acquired over the purchase price in an acquisition. Prior to the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill was amortized using the straight-line method, generally over periods ranging from 20-25 years. After the adoption of SFAS 142, we review goodwill for impairment annually during the fourth quarter. We determine the fair value of the reporting units using multiples of revenue. If the fair value of the reporting unit is less than the carrying value, then an indication of impairment exists. The amount of the impairment would be determined by estimating the fair values of the tangible assets and liabilities, with the remaining fair value assigned to goodwill. We have determined that the change in impairment testing did not have an impact on our 2002 results of operations or financial position but cannot guarantee that impairment will not impact our results of operations or financial position in the future.

RESULTS OF OPERATIONS

     The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     2001     2002
                                                              ------   ------   ------
Net patient service revenue.................................  100.0%   100.0%   100.0%
Operating expenses:
  Direct hospice care.......................................   52.7     47.8     48.8
  General and administrative (exclusive of $1.1 million in
     both 2000 and 2001 and $0.7 million in 2002 reported
     separately as stock-based compensation charges)........   33.3     32.6     31.1
  Stock-based compensation charges..........................    1.3      0.9      0.3
  Provision for uncollectible accounts......................    3.2      2.5      1.5
  Depreciation and amortization.............................    1.9      1.7      0.8
                                                              -----    -----    -----
                                                               92.4     85.5     82.5
                                                              -----    -----    -----
Income from operations......................................    7.6     14.5     17.5
Other income (expense), net.................................   (3.5)    (1.8)     0.2
                                                              -----    -----    -----
Income before income taxes and extraordinary item...........    4.1     12.7     17.7
Provision for income taxes..................................    0.5      2.5      6.8
                                                              -----    -----    -----
Income before extraordinary item............................    3.6     10.2     10.9
Extraordinary item -- debt extinguishment, net of tax.......     --     (0.3)      --
                                                              -----    -----    -----
Net income..................................................    3.6%     9.9%    10.9%
                                                              =====    =====    =====

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

  Net Patient Service Revenue

     Net patient service revenue increased $64.3 million, or 49.4%, from $130.2 million in 2001 to $194.5 million in 2002 due primarily to an increase in average daily census of 1,363, or 44.8%, from 3,044 in 2001 to 4,407 in 2002. Increases in patient referrals from existing and new referral sources, resulting in increased billable days, and, to a lesser extent, increases in payment rates, provided approximately $51.4 million, or 79.9%, of this increase in net patient service revenue. The remaining increase of $12.9 million, or 20.1%, in net patient service revenue was due to the inclusion of net patient service revenue from hospices acquired and developed in 2001 and 2002. Net patient service revenue per day of care was $117.16 and $120.89 in 2001 and 2002, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services. Medicare and Medicaid payments represented 97.2% and 97.5% of our net patient service revenue in 2001 and 2002, respectively.

  Direct Hospice Care Expenses

     Direct hospice care expenses increased $32.7 million, or 52.5%, from $62.3 million in 2001 to $94.9 million in 2002. This increase was primarily due to the growth of our operations at our existing hospices and, to a lesser extent, to hospices acquired in 2001 and 2002. As a percentage of net patient service revenue, direct hospice care expenses increased from 47.8% in 2001 to 48.8% in 2002 primarily due to the growth of our operations through developed hospices.

  General and Administrative Expenses (Exclusive of Stock-Based Compensation)

     General and administrative expenses increased $17.9 million, or 42.2%, from $42.5 million in 2001 to $60.4 million in 2002. This increase was due to the growth of our operations at our hospice locations, including hospice locations acquired after December 31, 2001, to support our patient census growth during 2002. As a percentage of net patient service revenue, general and administrative expenses decreased from 32.6% in 2001 to 31.1% in 2002, due primarily to our hospice and corporate costs being spread over our increased patient census volume and, to a lesser extent, overall increases in Medicare payment rates.

  Stock-Based Compensation Charges

     Stock-based compensation charges decreased $0.4 million, or 38.4%, from $1.1 million in 2001 to $0.7 million in 2002. These charges related to stock options granted to management prior to our initial public offering with exercise prices below the deemed fair value of our common stock. See "-- Stock-Based and Other Compensation Charges."

  Provision for Uncollectible Accounts

     Our provision for uncollectible accounts decreased $0.3 million, or 8.0%, from $3.2 million in 2001 to $3.0 million in 2002, due primarily to improved collection efforts. As a percentage of net patient service revenue, our provision for uncollectible accounts decreased from 2.5% in 2001 to 1.5% in 2002.

  Depreciation and Amortization Expense

     Depreciation and amortization expense decreased $0.7 million, or 31.8%, from $2.2 million in 2001 to $1.5 million in 2002. The decrease was due to the adoption of SFAS 142 in which goodwill is no longer amortized but assessed for impairment at least annually. See Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As a percentage of net patient service revenue, depreciation and amortization expense decreased from 1.7% in 2001 to 0.8% in 2002.

  Other Income (Expense)

     Other income (expense) increased $2.7 million, or 113.4%, from an expense of $2.4 million in 2001 to income of $0.3 million in 2002, due primarily to a decrease in interest expense as a result of paying off our line of credit and certain seller notes with proceeds received from our initial public offering, and by an increase in interest income received from the investment from the proceeds of our initial public offering. Also, we acquired the minority interest in the Hospice of Houston in the third quarter of 2002, reversing $50,000 of previously recorded minority interest expense.

  Provision for Income Taxes

     Our provision for income taxes was $3.2 million and $13.1 million in 2001 and 2002, respectively. We had an effective income tax rate of 19% and 38% in 2001 and 2002, respectively, resulting primarily from state income taxes and federal alternative minimum tax and our use of net operating loss carryforwards in 2001. In 2001, we fully utilized our net operating loss carryforwards of $9.5 million. At December 31, 2001, no valuation allowance was required for our net deferred tax assets because the assets met the criteria for recognition under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."("SFAS 109")

  Net Income

     Net income increased $8.2 million, from $12.9 million in 2001 to $21.1 million in 2002.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

  Net Patient Service Revenue

     Net patient service revenue increased $44.9 million, or 52.7%, from $85.3 million in 2000 to $130.2 million in 2001 due primarily to an increase in average daily census of 1,030, or 51.1%, from 2,014 in 2000 to 3,044 in 2001. Increases in patient referrals from existing and new referral sources, resulting in increased billable days, and, to a lesser extent, increases in payment rates, provided approximately $34.6 million, or 77.0%, of this increase in net patient service revenue. The remaining increase of $10.3 million, or 23.0%, in net patient service revenue was due to the inclusion of net patient service revenue from hospices acquired and developed in 2000 and 2001. Net patient service revenue per day of care was $115.69 and $117.16 in 2000 and 2001, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services. Medicare and Medicaid payments represented 95.6% and 97.2% of our net patient service revenue in 2000 and 2001, respectively.

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

  Provision for Income Taxes

     Our provision for income taxes was $0.4 million and $3.2 million in 2000 and 2001, respectively. We had an effective income tax rate of 12% and 19% in 2000 and 2001, respectively, resulting primarily from state income taxes and federal alternative minimum tax and our use of net operating loss carryforwards. In 2000, we utilized $8.1 million of net operating loss carryforwards. In 2001, we fully utilized our net operating loss carryforwards of $9.5 million. At December 31, 2001, no valuation allowance was required for our net deferred tax assets because the assets met the criteria for recognition under SFAS 109.

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

  Gain on Conversion of Preferred Securities

     The accumulated dividends on our Series A, Series B and Series C convertible preferred stock were reversed in 2001 in connection with the conversion of the preferred stock into common stock upon completion of our initial public offering. We recognized a gain to common stockholders totaling $5.8 million that was used in the computation of basic net income per share.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal liquidity requirements have historically been for debt service, hospice acquisitions and development plans, working capital and other capital expenditures. We have financed these requirements primarily with borrowings under our credit facility, proceeds from the issuance of convertible preferred and common stock, warrants and debt, seller financing of hospice acquisitions, operating and capital leases, normal trade credit terms, and during 2000 and 2001, with cash flows from operations. At December 31, 2002, we had cash and cash equivalents of $7.7 million and working capital of $51.5 million. At such date, we also had short-term investments of $25.9 million and an available borrowing capacity of $20.0 million under our credit agreement.

     In November 2001, we raised $56.0 million in net proceeds from our initial public offering, of which $7.1 million was used to repay all outstanding indebtedness under our revolving line of credit and $10.6 million was used to repay our 12% senior subordinated notes.

     Cash provided by operating activities was $3.5 million, $15.0 million and $17.8 million for the years ended December 31, 2000, 2001 and 2002, respectively. The increase in cash provided by operating activities in 2000, 2001 and 2002 was primarily attributable to the increase in net income during those periods, partially offset by increases in non-cash working capital requirements due to the growth of our business.

     Investing activities, consisting primarily of cash paid to purchase hospices and property and equipment, used cash of $1.5 million, $31.0 million and $28.3 million for the years ended December 31, 2000, 2001 and 2002, respectively, and to establish short-term investments in 2001 and 2002.

     Net cash provided by (used in) financing activities was $(2.3) million, $36.0 million and $(1.8) million for the years ended December 31, 2000, 2001 and 2002, respectively, and represented payments on acquisition notes and proceeds from the sale of capital stock, warrants, and in 2000 and 2001, net borrowings under our credit agreement and our 12% senior subordinated notes. Net cash provided by financing activities in 2001 included $56.0 million in net proceeds from our initial public offering.

     We made a principal payment of $0.8 million on our 12% senior subordinated notes in June 2001 and a second principal payment of $0.7 million in September 2001. We paid $1.0 million and $1.6 million in accrued interest on these notes in 2000 and 2001, respectively. We used $10.6 million of the proceeds from our initial public offering to repay the notes in full in November 2001.

     In connection with our acquisition of a hospice program in November 2000, we paid $0.7 million in cash and issued a promissory note payable to the seller in the principal amount of $0.5 million bearing interest at the rate of 8% per annum. In November 2001, we paid the seller $0.2 million of the outstanding principal balance, plus accrued and unpaid interest of $0.1 million. The remaining principal amount of $0.3 million, plus accrued and unpaid interest, was paid in May 2002.

     In connection with our acquisition of seven hospice programs in 2001, we paid an aggregate of $8.3 million in cash and issued the following promissory notes payable to the sellers:

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

     - A promissory note in the principal amount of $1.0 million. We repaid in full the principal balance of this note and all accrued and unpaid interest in the aggregate amount of $1.0 million on April 1, 2002 and August 21, 2002;

     - A promissory note in the principal amount of $0.5 million. We repaid in full the principal balance of this note and all accrued and unpaid interest in the aggregate amount of $0.5 million on May 31, 2002;

     - A promissory note in the principal amount of $0.6 million. We repaid in full the principal balance of this note and all accrued and unpaid interest in the aggregate amount of $0.6 million on June 30, 2002 and July 29, 2002; and

     - A promissory note in the principal amount of $0.5 million. We repaid in full the principal balance of this note and all accrued and unpaid interest in the aggregate amount of $0.6 million, with $0.3 million of the principal amount, plus accrued and unpaid interest, paid on December 2, 2002 and the remaining principal amount, plus accrued and unpaid interest, paid on February 20, 2003.

     Our credit agreement with Heller Healthcare Finance, Inc. provides us with a $20 million revolving line of credit for working capital, acquisitions and general corporate purposes. Borrowings outstanding under our revolving line of credit bear interest at fluctuating rates equal to 1.0% above the prime rate of interest designated by Citibank, with a floor of 10% per annum. Our revolving line of credit will mature on October 2, 2003. As of February 28, 2003, we had no outstanding borrowings under our credit agreement or accrued and unpaid interest. Our revolving line of credit is secured by all of our accounts receivable and any other right to payment for goods sold or leased or services rendered by us and all other property in our possession or under our control. We and our subsidiaries are subject to affirmative and negative covenants, including:

     - limitations on indebtedness, mergers, acquisitions and dispositions of assets, dividends, investments and liens;

     - license maintenance covenants; and

     - financial maintenance covenants.

     We were in full compliance with our financial and other covenants as of February 28, 2003. We expect to let our line of credit expire in October of 2003. We do not foresee any additional credit needs in the near future.

     We have entered into an agreement to purchase a new accounting system during 2003. We plan to capitalize $0.5 million in 2003 related to this implementation.

CONTRACTUAL OBLIGATIONS

                                                              PAYMENTS DUE BY PERIOD
                                              -------------------------------------------------------
                                                        LESS THAN 1                           AFTER 5
                                               TOTAL       YEAR       1-3 YEARS   4-5 YEARS    YEARS
                                              -------   -----------   ---------   ---------   -------
                                                                  (IN THOUSANDS)
Long-Term Debt..............................  $   261     $  251       $     9     $    1     $   --
Capital Lease Obligations...................       13         13            --         --         --
Operating Leases............................   23,797      5,187        12,100      4,070      2,440
Other Long-Term Obligations.................      327        327            --         --         --
                                              -------     ------       -------     ------     ------
Total Contractual Obligations...............  $24,398     $5,778       $12,109     $4,071     $2,440
                                              =======     ======       =======     ======     ======

     We expect that our principal liquidity requirements will be for working capital, development plans, anticipated hospice acquisitions, debt service and other anticipated capital expenditures. We expect that our existing funds, cash flows from operations and borrowings under our credit agreement will be sufficient to fund our principal liquidity requirements for at least 12 months following the date of this Annual Report on Form 10-K. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including payment for our services, regulatory changes and compliance with new regulations, expense levels, capital expenditures and future development of new hospice locations and acquisitions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     We adopted Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), on January 1, 2002. SFAS 141 supercedes Accounting Principles Board Opinion No. 16 "Business Combinations" and Statement of Financial Accounting Standards No. 28 "Accounting for Preacquisition Contingencies of Purchased Enterprises" and eliminates pooling of interests accounting for business combinations for transactions entered into after July 1, 2001. The adoption of SFAS 141 did not have a significant impact on our results of operations or financial condition. SFAS 142 supercedes Accounting Principles Board Opinion No. 17 "Intangible Assets" which changes the accounting for goodwill and other intangible assets. The adoption of SFAS 142 eliminates the periodic amortization of goodwill and institutes an annual review of the fair value of goodwill. The elimination of goodwill amortization would have increased net income by $0.9 million and $1.2 million, for the years ended December 31, 2000 and 2001, respectively. Impairment of goodwill would be recorded if the fair value of the goodwill is less than the book value. Goodwill is reviewed at the reporting unit level, which is defined in SFAS 142 as an operating segment or one level below an operating segment. We have defined our reporting units at the operating segment level. SFAS 142 required the completion of the initial step of a transitional impairment test within six months of adoption. Any impairment loss resulting from the transitional impairment test would have been recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses would be reflected in operating income. We have determined that the change in impairment testing did not have an impact on our 2002 results of operations or financial position. We completed the annual testing in the fourth quarter of 2002 and no impairments were required.

     We adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), on January 1, 2002. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") for the disposal of a segment of a business. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS 121 by removing goodwill from its scope. The adoption of SFAS 144 would impact our results of operations and financial position if a component of our business is designated as held for sale after adoption of SFAS 144. Components designated as held for sale would be reported separately as discontinued operations with prior periods restated. Currently, we have not designated any components as held for sale under SFAS 144, but could do so in the future.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), which is required to be applied in fiscal years beginning after May 15, 2002, with early application encouraged. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4 "Reporting Gains and Losses From Extinguishment of Debt." SFAS 145 requires any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that do not meet the criteria in APB 30 for classification as an extraordinary item be reclassified into income from operations. We adopted the provisions of SFAS 145 on January 1, 2003. The impact of adoption of SFAS 145 will reduce income from operations by $0.4 million for the year ended December 31, 2001 through the reclassification of the extraordinary loss on extinguishment of debt.

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which is effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged. SFAS 146 addresses the accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." We do not anticipate a material impact on our results of operations or financial position from the adoption of SFAS 146.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based
Compensation -- Transition and Disclosures" ("SFAS 148") in December 2002. SFAS 148 amends the disclosure provisions and transition alternatives of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" and is effective for fiscal years ending after December 15, 2002. We adopted the disclosure provisions of SFAS 148 effective December 31, 2002.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K for a listing of our consolidated financial statements and related notes thereto. All financial statement schedules are omitted because the required information is not present, not present in material amounts or is presented within the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the headings "Proposal One -- Election of Class II Directors," "Directors," "Executive Officers" and "Section 16 Beneficial Ownership Reporting Compliance" contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Exchange Act") in connection with our 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the headings "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report on Executive Compensation" and "Performance Graph" contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information set forth under the heading "Security Ownership of Principal Stockholders and Management" contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2003 Annual Meeting of Stockholders is incorporated herein by reference.

     For information regarding common stock to be issued pursuant to equity-based compensation plans, see "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the headings "Executive Compensation" and "Certain Relationships and Related Transactions" contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this Annual Report on Form 10-K and concluded that such disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934. There have not been any significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

          (3) The following documents are filed or incorporated by reference as exhibits to this Annual Report on Form 10-K:

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 3.1        --  Fifth Amended and Restated Certificate of Incorporation
                (incorporated by reference to Exhibit 3.1 to the Company's
                Amendment No. 2 to Registration Statement on Form S-1
                (Registration No. 333-51522) as filed with the Commission on
                September 13, 2001)
 3.2        --  Second Amended and Restated Bylaws (incorporated by
                reference to Exhibit 3.2 to the Company's Registration
                Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
 4.1        --  Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 1 to
                Registration Statement on Form S-1 (Registration No.
                333-51522) as filed with the Commission on August 2, 2001)
 4.2        --  Second Amended and Restated Registration Rights Agreement,
                dated July 1, 1998, by and among Odyssey HealthCare, Inc.
                and the security holders named therein (incorporated by
                reference to Exhibit 4.3 to the Company's Registration
                Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
 4.3        --  Rights Agreement (the "Rights Agreement") dated November 5,
                2001, between Odyssey HealthCare, Inc. and Rights Agent
                (incorporated by reference to Exhibit 4.1 to the Company's
                Registration Statement on Form 8-A as filed with the
                Commission on December 8, 2001)
 4.4        --  Form of Certificate of Designation of Series A Junior
                Participating Preferred Stock (included as Exhibit A to the
                Rights Agreement (Exhibit 4.3 hereto))
10.1.1      --  Amended and Restated Loan and Security Agreement, dated
                October 2, 2000 (the "Credit Agreement"), by and among
                Odyssey HealthCare, Inc. and subsidiaries and Heller
                Healthcare Finance, Inc. (incorporated by reference to
                Exhibit 10.1.1 to the Company's Registration Statement on
                Form S-1 (Registration No. 333-51522) as filed with the
                Commission on December 8, 2000)
10.1.2      --  First Amendment to the Credit Agreement, dated March 29,
                2001 (incorporated by reference to Exhibit 10.1.2 to the
                Company's Amendment No. 1 to Registration Statement on Form
                S-1 (Registration No. 333-51522) as filed with the
                Commission on August 2, 2001)
10.1.3      --  Second Amendment to Credit Agreement, dated May 8, 2001
                (incorporated by reference to Exhibit 10.1.3 to the
                Company's Amendment No. 2 to Registration Statement on Form
                S-1 (Registration No. 333-51522) as filed with the
                Commission on September 13, 2001)
10.2        --  Amended and Restated Employment Agreement, effective as of
                February 28, 2002, by and between Odyssey HealthCare, Inc.
                and Richard R. Burnham (incorporated by reference to Exhibit
                10.2 to the Company's Annual Report on Form 10-K as filed
                with the Commission on March 20, 2002)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.3        --  Amended and Restated Employment Agreement, effective as of
                February 28, 2002, by and between Odyssey HealthCare, Inc.
                and David C. Gasmire (incorporated by reference to Exhibit
                10.3 to the Company's Annual Report on Form 10-K as filed
                with the Commission on March 20, 2002)
10.4        --  Amended and Restated Employment Agreement, effective as of
                February 28, 2002, by and between Odyssey HealthCare, Inc.
                and Douglas B. Cannon (incorporated by reference to Exhibit
                10.4 to the Company's Annual report on Form 10-K as filed
                with the Commission on March 20, 2002)
10.5.1      --  Odyssey HealthCare, Inc. Stock Option Plan (the "Stock
                Option Plan") (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1
                (Registration No. 333-51522) as filed with the Commission on
                December 8, 2000)
10.5.2      --  First Amendment to the Stock Option Plan, dated January 31,
                2001 (incorporated by reference to Exhibit 10.5.2 to the
                Company's Amendment No. 2 to Registration Statement on Form
                S-1 (Registration No. 333-51522) as filed with the
                Commission on September 13, 2001)
10.6        --  2001 Equity-Based Compensation Plan (incorporated by
                reference to Exhibit 10.6 to the Company's Amendment No. 2 to Registration Statement on Form S-1 (Registration No.
                333-51522) as filed with the Commission on September 13,
                2001)
10.7.1      --  Employee Stock Purchase Plan (incorporated by reference to
                Exhibit 10.7 to the Company's Amendment No. 2 to
                Registration Statement on Form S-1 (Registration No.
                333-51522) as filed with the Commission on September 13,
                2001)
10.7.2      --  First Amendment to Employee Stock Purchase Plan, dated March
                6, 2002 (incorporated by reference to Exhibit 10.7.2 to the
                Company's Annual Report on Form 10-K as filed with the
                Commission on March 20, 2002)
10.8        --  Form of Indemnification Agreement between Odyssey
                HealthCare, Inc. and its directors and officers
                (incorporated by reference to Exhibit 10.8 to the Company's
                Registration Statement on Form S-1 (Registration No.
                333-51522) as filed with the Commission on December 8, 2000)
10.9.1      --  Promissory Note and Warrant Purchase Agreement, dated May
                22, 1998, by and among Odyssey HealthCare, Inc. and the
                other parties thereto (incorporated by reference to Exhibit
                10.10.1 to the Company's Registration Statement on Form S-1
                (Registration No. 333-51522) as filed with the Commission on
                December 8, 2000)
10.9.2      --  Form of Warrant, dated May 22, 1998 (incorporated by
                reference to Exhibit 10.10.2 to the Company's Registration
                Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10.9.3      --  First Amendment to Warrants, dated December 6, 2000
                (incorporated by reference to Exhibit 10.10.3 to the
                Company's Amendment No. 1 to Registration Statement on Form
                S-1 (Registration No. 333-51522) as filed with the
                Commission on August 2, 2001)
21.1        --  Subsidiaries of Odyssey HealthCare, Inc.
23.1        --  Consent of Ernst & Young LLP

     (b) We filed the following reports on Form 8-K during the quarterly period ended December 31, 2002:

          (1) Current report on Form 8-K (Item 9), dated November 14, 2002, announcing that Richard R. Burnham, Chairman and Chief Executive Officer, and Douglas B. Cannon, Chief Financial Officer, submitted certificates to the Securities and Exchange Commission, relating to Odyssey's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

                                          ODYSSEY HEALTHCARE, INC.

                                          By:    /s/ RICHARD R. BURNHAM
                                            ------------------------------------
                                                     Richard R. Burnham
                                                  Chief Executive Officer
                                                 and Chairman of the Board

                                          Date: March 27, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated:

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----
              /s/ RICHARD R. BURNHAM                    Chief Executive Officer and       March 27, 2003
 ------------------------------------------------     Chairman of the Board (Principal
                Richard R. Burnham                           Executive Officer)


               /s/ DAVID C. GASMIRE                  President, Chief Operating Officer   March 27, 2003
 ------------------------------------------------         and Assistant Secretary
                 David C. Gasmire


              /s/ DOUGLAS B. CANNON                     Senior Vice President, Chief      March 27, 2003
 ------------------------------------------------     Financial Officer, Secretary and
                Douglas B. Cannon                    Treasurer (Principal Financial and
                                                            Accounting Officer)


               /s/ JOHN K. CARLYLE                                Director                March 27, 2003
 ------------------------------------------------
                 John K. Carlyle


                /s/ DAVID W. CROSS                                Director                March 27, 2003
 ------------------------------------------------
                  David W. Cross


                /s/ PAUL FELDSTEIN                                Director                March 27, 2003
 ------------------------------------------------
                  Paul Feldstein


                /s/ MARTIN S. RASH                                Director                March 27, 2003
 ------------------------------------------------
                  Martin S. Rash


               /s/ DAVID L. STEFFY                                Director                March 27, 2003
 ------------------------------------------------
                 David L. Steffy


                 /s/ MARK A. WAN                                  Director                March 27, 2003
 ------------------------------------------------
                   Mark A. Wan

                                 CERTIFICATIONS

I, Richard R. Burnham, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Odyssey HealthCare, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ RICHARD R. BURNHAM
                                          --------------------------------------
                                                    Richard R. Burnham
                                           Chief Executive Officer and Chairman
                                                       of the Board

Date: March 27, 2003

I, Douglas B. Cannon, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Odyssey HealthCare, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ DOUGLAS B. CANNON
                                          --------------------------------------
                                                    Douglas B. Cannon
                                                 Chief Financial Officer

Date: March 27, 2003

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
ODYSSEY HEALTHCARE, INC.
Report of Ernst & Young LLP, Independent Auditors...........  F-2
Consolidated Balance Sheets as of December 31, 2001 and
  2002......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 2000, 2001 and 2002..........................  F-4
Consolidated Statements of Preferred Stock and Stockholders'
  Equity (Deficit) for the years ended December 31, 2000,
  2001 and 2002.............................................  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 2001 and 2002..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Odyssey HealthCare, Inc.

     We have audited the accompanying consolidated balance sheets of Odyssey HealthCare, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2002, and the related consolidated statements of operations, preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odyssey HealthCare, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

                                          /s/ ERNST & YOUNG LLP

Dallas, Texas
January 31, 2003
Except for Note 7
as to which the date
is February 24, 2003

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2001         2002
                                                              ---------   ----------
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE AND PER SHARE
                                                                     AMOUNTS)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................   $20,072     $  7,732
  Short-term investments....................................    21,419       25,898
  Accounts receivable from patient services, net of
     allowance for uncollectible accounts of $3,394 and
     $2,962 at December 31, 2001 and 2002, respectively.....    25,043       35,652
  Deferred tax assets.......................................       903        1,752
  Income taxes receivable...................................        --          667
  Other current assets......................................     1,564        2,172
                                                               -------     --------
       Total current assets.................................    69,001       73,873
Property and equipment, net.................................     2,451        3,670
Debt issue costs, net and other.............................        59           25
Goodwill....................................................    26,705       46,527
Intangibles, net............................................        --        1,319
                                                               -------     --------
       Total assets.........................................   $98,216     $125,414
                                                               =======     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $ 2,008     $  2,158
  Accrued compensation......................................     4,685        7,277
  Accrued nursing home costs................................     5,125        7,377
  Accrued income taxes......................................       834           --
  Other accrued expenses....................................     3,418        5,289
  Current maturities of long-term debt and capital lease
     obligations............................................     2,267          274
                                                               -------     --------
       Total current liabilities............................    18,337       22,375
Long-term debt and capital lease obligations, less current
  maturities................................................     1,213           --
Deferred tax liability......................................       580        1,779
Other liabilities...........................................       301          327
Commitments and contingencies
Minority interest...........................................       150           --
Stockholders' equity:
  Common stock, $.001 par value:
     Authorized shares -- 75,000,000
     Issued and outstanding shares -- 22,880,385 at December
      31, 2001 and 23,378,091 at December 31, 2002..........        23           23
  Additional paid-in capital................................    77,718       79,191
  Deferred compensation.....................................    (1,411)        (726)
  Retained earnings.........................................     1,305       22,445
                                                               -------     --------
       Total stockholders' equity...........................    77,635      100,933
                                                               -------     --------
       Total liabilities and stockholders' equity...........   $98,216     $125,414
                                                               =======     ========

                            See accompanying notes.

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000       2001        2002
                                                              --------   ---------   ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Net patient service revenue.................................  $85,271    $130,181    $194,459
Operating expenses:
  Direct hospice care.......................................   44,964      62,269      94,944
  General and administrative (exclusive of $1,113, $1,112
     and $685 for the years ended December 31, 2000, 2001
     and 2002, respectively, reported below as stock-based
     compensation charges)..................................   28,375      42,471      60,414
  Stock-based compensation charges..........................    1,113       1,112         685
  Provision for uncollectible accounts......................    2,708       3,207       2,952
  Depreciation and amortization.............................    1,656       2,211       1,509
                                                              -------    --------    --------
                                                               78,816     111,270     160,504
                                                              -------    --------    --------
Income from operations......................................    6,455      18,911      33,955
Other income (expense):
  Minority interest.........................................      (46)       (150)         50
  Interest income...........................................       31         239         544
  Interest expense..........................................   (2,931)     (2,512)       (269)
                                                              -------    --------    --------
                                                               (2,946)     (2,423)        325
                                                              -------    --------    --------
Income before provision for income taxes and extraordinary
  item......................................................    3,509      16,488      34,280
Provision for income taxes..................................      417       3,231      13,140
                                                              -------    --------    --------
Income before extraordinary item............................    3,092      13,257      21,140
Extraordinary item -- debt extinguishment, net of tax.......       --        (361)         --
                                                              -------    --------    --------
Net income..................................................    3,092      12,896      21,140
Preferred stock dividends...................................   (1,302)     (1,097)         --
Gain on conversion of preferred securities..................       --       5,755          --
                                                              -------    --------    --------
Net income available to common stockholders.................  $ 1,790    $ 17,554    $ 21,140
                                                              =======    ========    ========
Net income per common share:
  Basic net income before extraordinary item................  $  0.61    $   2.81    $   0.91
  Extraordinary item -- debt extinguishment, net of tax.....       --       (0.06)         --
                                                              -------    --------    --------
  Basic net income per common share.........................  $  0.61    $   2.75    $   0.91
                                                              =======    ========    ========
  Diluted net income before extraordinary item..............  $  0.17    $   0.69    $   0.86
  Extraordinary item -- debt extinguishment, net of tax.....       --       (0.02)         --
                                                              -------    --------    --------
  Diluted net income per common share.......................  $  0.17    $   0.67    $   0.86
                                                              =======    ========    ========
Weighted average shares outstanding:
  Basic.....................................................    2,920       6,368      23,188
  Diluted...................................................   17,730      19,080      24,461

                            See accompanying notes.

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

                                         CONVERTIBLE REDEEMABLE PREFERRED STOCK
                                 -------------------------------------------------------
                                     SERIES A           SERIES B            SERIES C                      COMMON STOCK
                                 ----------------   -----------------   ----------------   STOCKHOLDER   ---------------
                                 SHARES   AMOUNT    SHARES    AMOUNT    SHARES   AMOUNT       LOANS      SHARES   AMOUNT
                                 ------   -------   ------   --------   ------   -------   -----------   ------   ------
                                                                 (AMOUNTS IN THOUSANDS)
Balance at January 1, 2000.....   7,009   $ 4,642    6,400   $  9,839    2,857   $ 5,595      $(216)      2,919    $ 3
  Exercise of stock options....      --        --       --         --       --        --         --          53     --
  Cancellation of Series A
    Convertible Preferred
    Stock......................     (91)      (45)      --         --       --        --         45          --     --
  Series A Convertible
    Preferred Stock dividends,
    net of dividends on
    cancelled stock............      --       262       --         --       --        --         --          --     --
  Series B Convertible
    Preferred Stock
    dividends..................      --        --       --        640       --        --         --          --     --
  Series C Convertible
    Preferred Stock
    dividends..................      --        --       --         --       --       400         --          --     --
  Deferred compensation related
    to stock options...........      --        --       --         --       --        --         --          --     --
  Amortization of deferred
    compensation...............      --        --       --         --       --        --         --          --     --
  Net income...................      --        --       --         --       --        --         --          --     --
                                 ------   -------   ------   --------   ------   -------      -----      ------    ---
Balance at December 31, 2000...   6,918     4,859    6,400     10,479    2,857     5,995       (171)      2,972      3
  Series A Convertible
    Preferred Stock
    dividends..................      --       231       --         --       --        --         --          --     --
  Series B Convertible
    Preferred Stock
    dividends..................      --        --       --        533       --        --         --          --     --
  Series C Convertible
    Preferred Stock
    dividends..................      --        --       --         --       --       333         --          --     --
  Proceeds from Initial Public
    Offering...................      --        --       --         --       --        --         --       6,210      6
  Preferred Share Conversion in
    connection with initial
    public offering............  (6,918)   (5,090)  (6,400)   (11,012)  (2,857)   (6,328)        --      12,132     12
  Forgiveness of stockholder
    loans......................      --        --       --         --       --        --        171          --     --
  Deferred compensation related
    to stock options...........      --        --       --         --       --        --         --          --     --
  Amortization of deferred
    compensation...............      --        --       --         --       --        --         --          --     --
  Exercise of stock options....      --        --       --         --       --        --         --          82     --
  Exercise of stock warrants...      --        --       --         --       --        --         --       1,485      2
  Net income...................      --        --       --         --       --        --         --          --     --
                                 ------   -------   ------   --------   ------   -------      -----      ------    ---
Balance at December 31, 2001...      --        --       --         --       --        --         --      22,881     23
  Expense related to Initial
    Public Offering............      --        --       --         --       --        --         --          --     --
  Amortization of deferred
    compensation...............      --        --       --         --       --        --         --          --     --
  Tax benefit related to stock
    option exercise............      --        --       --         --       --        --         --          --     --
  Exercise of stock options....      --        --       --         --       --        --         --         451     --
  Exercise of stock warrants...      --        --       --         --       --        --         --          46     --
  Net income...................      --        --       --         --       --        --         --          --     --
                                 ------   -------   ------   --------   ------   -------      -----      ------    ---
Balance at December 31, 2002...      --   $    --       --   $     --       --   $    --      $  --      23,378    $23
                                 ======   =======   ======   ========   ======   =======      =====      ======    ===


                                 ADDITIONAL                                  TOTAL
                                  PAID-IN       DEFERRED     RETAINED    STOCKHOLDERS'
                                  CAPITAL     COMPENSATION   EARNINGS   EQUITY (DEFICIT)
                                 ----------   ------------   --------   ----------------
                                                 (AMOUNTS IN THOUSANDS)
Balance at January 1, 2000.....   $ 1,372       $    --      $(18,032)      $(16,657)
  Exercise of stock options....         8            --            --              8
  Cancellation of Series A
    Convertible Preferred
    Stock......................        --            --            --             --
  Series A Convertible
    Preferred Stock dividends,
    net of dividends on
    cancelled stock............        --            --          (262)          (262)
  Series B Convertible
    Preferred Stock
    dividends..................        --            --          (640)          (640)
  Series C Convertible
    Preferred Stock
    dividends..................        --            --          (400)          (400)
  Deferred compensation related
    to stock options...........     2,057        (2,057)           --             --
  Amortization of deferred
    compensation...............        --         1,113            --          1,113
  Net income...................        --            --         3,092          3,092
                                  -------       -------      --------       --------
Balance at December 31, 2000...     3,437          (944)      (16,242)       (13,746)
  Series A Convertible
    Preferred Stock
    dividends..................        --            --          (231)          (231)
  Series B Convertible
    Preferred Stock
    dividends..................        --            --          (533)          (533)
  Series C Convertible
    Preferred Stock
    dividends..................        --            --          (333)          (333)
  Proceeds from Initial Public
    Offering...................    56,000            --            (2)        56,004
  Preferred Share Conversion in
    connection with initial
    public offering............    16,667            --         5,751         22,430
  Forgiveness of stockholder
    loans......................        --            --            --             --
  Deferred compensation related
    to stock options...........     1,579        (1,579)           --             --
  Amortization of deferred
    compensation...............        --         1,112            --          1,112
  Exercise of stock options....        36            --            --             36
  Exercise of stock warrants...        (1)           --            (1)            --
  Net income...................        --            --        12,896         12,896
                                  -------       -------      --------       --------
Balance at December 31, 2001...    77,718        (1,411)        1,305         77,635
  Expense related to Initial
    Public Offering............       (37)           --            --            (37)
  Amortization of deferred
    compensation...............        --           685            --            685
  Tax benefit related to stock
    option exercise............       891            --            --            891
  Exercise of stock options....       581            --            --            581
  Exercise of stock warrants...        38            --            --             38
  Net income...................        --            --        21,140         21,140
                                  -------       -------      --------       --------
Balance at December 31, 2002...   $79,191       $  (726)     $ 22,445       $100,933
                                  =======       =======      ========       ========

                            See accompanying notes.

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000       2001        2002
                                                              --------   ---------   --------
                                                                      (IN THOUSANDS)
Operating Activities
  Net income................................................  $  3,092   $  12,896   $ 21,140
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Extraordinary item-debt extinguishment.................        --         572         --
     Forgiveness of stockholder loans.......................        --         171         --
     Depreciation and amortization..........................     1,656       2,211      1,509
     Amortization of deferred charges and debt discount.....       189         173         34
     Stock-based compensation...............................     1,113       1,112        685
     Minority interest......................................        --         150        (50)
     Deferred tax expense...................................        --        (323)       350
     Provision for uncollectible accounts...................     2,708       3,207      2,952
     Changes in operating assets and liabilities, net of
       acquisitions:
       Accounts receivable..................................    (8,671)     (9,242)   (13,561)
       Other current assets.................................      (814)       (623)    (1,275)
       Accounts payable, accrued nursing home costs and
          other accrued expenses............................     4,247       4,652      6,057
                                                              --------   ---------   --------
       Net cash provided by operating activities............     3,520      14,956     17,841
Investing Activities
  Cash paid for acquisitions................................      (825)     (7,845)   (21,269)
  Increase in short-term investments........................        --     (21,419)    (4,479)
  Purchases of property and equipment.......................      (678)     (1,737)    (2,600)
                                                              --------   ---------   --------
       Net cash used in investing activities................    (1,503)    (31,001)   (28,348)
Financing Activities
  Proceeds from issuance of common stock....................         9      56,616      1,473
  Distributions to minority partners........................        --          --       (100)
  Proceeds from issuance of debt............................    89,426     116,893         15
  Payments on debt..........................................   (91,628)   (137,490)    (3,221)
  Payment of debt issue costs...............................      (100)         --         --
                                                              --------   ---------   --------
       Net cash provided by (used in) financing
          activities........................................    (2,293)     36,019     (1,833)
                                                              --------   ---------   --------
Net increase (decrease) in cash and cash equivalents........      (276)     19,974    (12,340)
Cash and cash equivalents, beginning of period..............       374          98     20,072
                                                              --------   ---------   --------
Cash and cash equivalents, end of period....................  $     98   $  20,072   $  7,732
                                                              ========   =========   ========
Supplemental Cash Flow Information
  Cash interest paid........................................  $  2,583   $   2,698   $    341
  Income taxes paid.........................................  $    282   $   2,526   $ 13,353

                            See accompanying notes.

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

     Odyssey HealthCare, Inc. and its subsidiaries (the "Company") provide hospice care, with a goal of improving the quality of life of terminally ill patients and their families. Hospice services focus on palliative care for patients with life-limiting illnesses, which is care directed at managing pain and other discomforting symptoms and addressing the psychosocial and spiritual needs of patients and their families. The Company provides for all medical, psychosocial care and certain other support services associated with the patient's terminal illness.

     The Company was incorporated on August 29, 1995 in the state of Delaware and, as of December 31, 2002, had 65 locations serving patients and their families in 26 states, with significant operations in Texas, California and Arizona.

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

  ACCOUNTS RECEIVABLE

     Accounts receivable represents amounts due from patients, third-party payors (principally the Medicare and Medicaid programs), and others for services rendered based on payment arrangements specific to each payor. Approximately 91.2% and 90.6% of the accounts receivable at December 31, 2001 and 2002, respectively, represent amounts due from the Medicare and Medicaid programs. The Company maintains a policy for reserving for uncollectible accounts. The Company calculates the allowance for uncollectible accounts based on a formula tied to the aging of accounts receivable by payor class. The Company reserves for specific accounts that are determined to be uncollectible when such determinations are made. Accounts are written off when all collection efforts are exhausted.

  GOODWILL

     The Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002. The adoption of SFAS 142 eliminates the periodic amortization of goodwill and institutes an annual review of the fair value of goodwill. The elimination of goodwill amortization would have increased net income by $0.9 million and $1.2 million, for the years ended December 31, 2000 and 2001, respectively. Impairment of goodwill would be recorded if the fair value of the goodwill is less than the book value. Goodwill is reviewed at the reporting unit level, which is defined in

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

SFAS 142 as an operating segment or one level below an operating segment. The Company has defined their reporting units at the operating segment level. SFAS 142 required the completion of the initial step of a transitional impairment test within six months of adoption. Any impairment loss resulting from the transitional impairment test would have been recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses would be reflected in operating income. The Company has determined that the change in impairment testing did not have an impact on their 2002 results of operations or financial position. The Company completed the annual testing in the fourth quarter of 2002 and no impairments were required.

     Goodwill is the excess of the fair value of identifiable assets acquired over the purchase price in an acquisition. Prior to the adoption of SFAS 142, goodwill was amortized using the straight-line method, generally over periods ranging from 20-25 years. After the adoption of SFAS 142, the Company reviews goodwill for impairment annually during the fourth quarter. The Company determines the fair value of the reporting units using multiples of revenue. If the fair value of a reporting unit is less than the carrying value, then an indication of impairment exists. The amount of the impairment would be determined by estimating the fair values of the tangible assets and liabilities, with the remaining fair value assigned to goodwill.

  NET PATIENT SERVICE REVENUE

     Net patient service revenue is reported at the estimated net realizable amounts from patients, Medicare, Medicaid, commercial insurance and managed care payors and others for services rendered. Payors may determine that the services provided are not covered and do not qualify for payment or, for commercial payors, that payments are subject to usual and customary rates. To determine net patient service revenue, management adjusts gross patient service revenue for estimated payment denials and contractual adjustments based on historical experience. Changes in the estimate are adjusted in future periods as the payments are determined. The percentage of net patient service revenue derived under the Medicare and Medicaid programs was 95.6%, 97.2% and 97.5% for the years ended December 31, 2000, 2001 and 2002, respectively.

     The Company is subject to limits for payments for routine home care and for inpatient services. Routine home care, which represented about 89.8% of gross patient service revenue in 2002, is subject to limits based on aggregate length of stay by hospice provider for the year, and the limit by hospice provider is effective for average lengths of stay in excess of 180 days. For inpatient services, which represented about 8.3% of gross patient service revenue in 2002, the limit is based on inpatient care days. If inpatient care days provided to patients at a hospice exceeded 20% of the total days of hospice care provided for the year, then payment for days in excess of this limit are paid for at the routine home care rate. None of the Company's hospices exceeded the payment limits on routine home care or inpatient services in 2000, 2001, or 2002.

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

     Charity care, based on established charges, amounted to $0.4 million, $0.9 million and $2.0 million for the years ended December 31, 2000, 2001 and 2002, respectively.

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

  DIRECT HOSPICE CARE EXPENSES

     Direct hospice care expenses consist primarily of salaries, benefits, payroll taxes, and travel costs associated with hospice care providers. Direct hospice care expenses also include the cost of pharmaceuticals, durable medical equipment, medical supplies, inpatient arrangements, net nursing home costs and purchase services such as ambulance, infusion and radiology.

  PROPERTY AND EQUIPMENT AND OTHER INTANGIBLE ASSETS

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

     Other intangible assets are comprised of licenses and non-compete agreements, which are being amortized based on the terms of the respective contracts.

     When events, circumstances and operating results indicate that the carrying value of certain property, equipment, and other intangible assets might be impaired, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Indicators of potential impairment are typically beyond the control of management. If market conditions become less favorable than those projected by management, impairments may be required.

     On January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") for the disposal of a segment of a business. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS 121 by removing goodwill from its scope. The adoption of SFAS 144 would impact the results of operations and the financial position of the Company if a component of the Company's business is designated as held for sale after adoption of SFAS 144. Components designated as held for sale would be reported separately as discontinued operations with prior periods restated. Currently, the Company has not designated any components as held for sale under SFAS 144, but could do so in the future.

  STOCK-BASED COMPENSATION

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based
Compensation -- Transition and Disclosures" ("SFAS 148") in December 2002. SFAS 148 amends the disclosure provisions and transition alternatives of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") and is effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS 148 effective December 31, 2002.

     Prior to 2001, the Company had two stock-based compensation plans which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. APB 25 uses the intrinsic value method to account for options granted to employees. Stock-based

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES compensation is generally not recognized since the option price is typically equal the market value of the underlying common stock on the date of grant. During the years ended December 31, 2000 and 2001, the Company recorded aggregate deferred compensation for employees of $2.1 million and $1.5 million, respectively, representing the difference between the exercise prices of the stock options granted in fiscal year 2000 and 2001 under the Odyssey HealthCare, Inc. Stock Option Plan and 2001 Equity-Based Compensation Plan and the then deemed fair value of the common stock prior to the initial public offering (the "Offering"). These amounts are being amortized to operations using the graded method. Under the graded method, approximately 46%, 26%, 15%, 9% and 4%, respectively of each option's compensation expense is recognized in each of the five years following the date of the grant. For the years ended December 31, 2000, 2001 and 2002, the Company amortized deferred compensation in the amount of $1.1 million, $1.1 million and $0.7 million, respectively. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based compensation.

                                                             YEAR ENDED DECEMBER 31
                                                           --------------------------
                                                            2000     2001      2002
                                                           ------   -------   -------
                                                                 (IN THOUSANDS)
Net income, as reported..................................  $1,790   $17,554   $21,140
Add: Stock-based employee compensation expense recorded,
  net of tax.............................................     979       901       425
Deduct: Fair value stock-based employee compensation
  expense, net of tax....................................     682       444     1,278
                                                           ------   -------   -------
Pro forma net income.....................................  $2,087   $18,011   $20,287
                                                           ======   =======   =======
Earnings per share:
Basic -- as reported.....................................  $ 0.61   $  2.76   $  0.91
Add: Stock-based employee compensation expense recorded,
  net of tax.............................................    0.33      0.14      0.02
Deduct: Fair value stock-based employee compensation
  expense, net of tax....................................   (0.23)    (0.07)    (0.05)
                                                           ------   -------   -------
Basic -- pro forma.......................................  $ 0.71   $  2.83   $  0.88
                                                           ======   =======   =======
Diluted -- as reported...................................  $ 0.17   $  0.67   $  0.86
Add: Stock-based employee compensation expense recorded,
  net of tax.............................................    0.05      0.05      0.02
Deduct: Fair value stock-based employee compensation
  expense, net of tax....................................   (0.03)    (0.02)    (0.05)
                                                           ------   -------   -------
Diluted -- pro forma.....................................  $ 0.19   $  0.70   $  0.83
                                                           ======   =======   =======

     The deemed fair value for options granted prior to the initial public offering was estimated at the date of grant using the minimum value option valuation model, which assumes the stock price has no volatility since the common stock was not publicly traded at the time of grant. The deemed fair value for options granted after the initial public offering was estimated at the date of grant using the Black-Scholes Model, which considers volatility. The following table illustrates the weighted average assumptions for the years ended December 31:

                                                   2000        2001          2002
                                                  -------   -----------   -----------
Risk free interest rate.........................     6.1%   4.50%-5.19%   3.44%-4.55%
Expected life...................................  6 years       6 years       5 years
Expected volatility.............................       --         0.590         0.715
Expected dividend yield.........................       --            --            --

     The weighted average deemed fair value of the option granted was $1.83, $6.32 and $11.46 in the years ended December 31, 2000, 2001 and 2002, respectively.

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

  NET INCOME PER COMMON SHARE

     Basic net income per common share is computed by dividing net income less the annual Series A, Series B and Series C Convertible Preferred Stock dividends, where applicable, by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding during the period plus the effect of dilutive securities, giving effect to the conversion of the convertible preferred stock (using the if-converted method), where applicable, and employee stock options and outstanding warrants (using the treasury stock method and considering the effect of unrecognized deferred compensation charges). Also see Note 7.

     The accumulated dividends on the Series A, Series B and Series C Convertible Preferred Stock were reversed in 2001 as they are no longer payable due to the mandatory conversion of the convertible preferred stock in connection with the Company's Offering. The Company has accounted for the reversal in accordance with Emerging Issues Task Force Topic No. D-42 "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock" and recognized a gain to common stockholders in 2001 totaling $5.8 million. This gain was used in the computation of basic net income per common share.

  INCOME TAXES

     The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the liability method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse.

  GENERAL AND PROFESSIONAL LIABILITY INSURANCE

     The Company maintains general liability and professional liability insurance coverage on a claims-made basis in fiscal 2001 and 2002, and on an occurrence basis in fiscal 2000 and prior years, with limits of liability of $1.0 million per occurrence and $3.0 million in the aggregate. The Company also maintains general liability and umbrella coverage with a limit of $20.0 million.

  NURSING HOME COSTS

     For patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, the Company contracts with nursing homes for the nursing homes' provision to patients of room and board services. The state must pay the Company, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95% of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. Under the Company's standard nursing home contracts, the Company pays the nursing home for these room and board services at the Medicaid daily nursing home rate. Nursing home costs are offset by nursing home revenue, and the net amount is included in direct hospice care expenses. Nursing home costs totaled $16.8 million, $25.6 million and $38.4 million for the years ended December 31, 2000, 2001 and 2002, respectively. Nursing home revenue totaled $16.2 million, $25.1 million and $38.2 million for the years ended December 31, 2000, 2001 and 2002, respectively.

  ADVERTISING COSTS

     The Company expenses all advertising costs as incurred, which totaled $0.2 million for each of the years ended December 31, 2000 and 2001 and totaled $0.3 million for the year ended December 31, 2002.

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

  DEFERRED RENT LIABILITY

     Payments under operating leases are recognized as rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreements is recognized as a deferred rent liability. Rent expense charged to operations for the year ended December 31, 2002 exceeded actual rent payments by $0.3 million. The Company had no deferred rent liability in 2000 and 2001.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), which is required to be applied in fiscal years beginning after May 15, 2002, with early application encouraged. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4 "Reporting Gains and Losses From Extinguishment of Debt." SFAS 145 requires any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that do not meet the criteria in APB 30 for classification as an extraordinary item be reclassified into income from operations. The Company adopted the provisions of SFAS 145 on January 1, 2003. The impact of adoption of SFAS 145 will reduce income from operations by $0.4 million for the year ended December 31, 2001 through the reclassification of the extraordinary loss on extinguishment of debt.

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which is effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged. SFAS 146 addresses the accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company does not anticipate a material impact on its results of operations or financial position from the adoption of SFAS 146.

2.  INITIAL PUBLIC OFFERING

     On November 5, 2001, the Company completed its Offering at $15.00 per share. The Company sold 4.1 million shares (including 0.5 million shares issued upon the exercise of the underwriter's option to purchase such shares to cover overallotments). The Company received $56.0 million in net proceeds from the Offering, of which $7.1 million was used to repay the Company's outstanding borrowings under its revolving line of credit, including unpaid interest thereon, and $10.6 million was used to repay the Company's 12% senior subordinated notes. The Company incurred debt extinguishments costs of $0.6 million, or $0.4 million, net of tax. The remaining proceeds will be used to finance potential acquisitions of hospices, to develop new hospice locations and for other general corporate purposes. Upon completion of the Offering, the Company forgave the repayment of promissory notes payable to it by Richard R. Burnham, the Company's Chairman and Chief Executive Officer, and David C. Gasmire, the Company's President and Chief Operating Officer. The Company recorded a compensation charge of $0.2 million in connection with the forgiveness of these notes in 2001. Upon the closing of the Offering, the Company's preferred stock was mandatorily converted into 8.1 million shares of common stock. The accumulated dividends, which were not payable in the

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES event of a mandatory conversion, were reversed and no additional dividends were accrued or recorded subsequent to the Offering. In November 2001 and in connection with the Offering, 1.0 million shares of common stock were issued upon exercise of warrants originally issued by the Company in connection with the original issuance of its 12% senior subordinated notes.

3.  ACQUISITIONS

  2000

     In November 2000, the Company purchased all the assets and business of Hospice Services of California, Inc., a hospice in Los Angeles (Culver City), California. The purchase price, including transaction costs, totaled $1.2 million, which included a note payable of $0.5 million. Assets acquired include furniture and fixtures and goodwill of $1.2 million.

  2001

     In February 2001, the Company purchased all the assets and business of the Comforter of Colorado, LLC, a hospice in Colorado Springs, Colorado. The purchase price, including transaction costs, totaled $0.7 million. Assets acquired include furniture and fixtures and goodwill of $0.7 million.

     In April 2001, the Company purchased all the assets and business of Hospice Health Services, Inc., a hospice in Charleston, South Carolina. The purchase price, including transaction costs, totaled $0.7 million, which included a note payable of $0.3 million and assumed liabilities of $0.1 million. Assets acquired include furniture and fixtures and goodwill of $0.6 million.

     In April 2001, the Company purchased all the assets and business of Crossroads Hospice of Arkansas, LLC, a hospice in Little Rock, Arkansas. The purchase price, including transaction costs, totaled $2.8 million, which included a note payable of $1.0 million. Assets acquired include furniture and fixtures and goodwill of $2.7 million.

     In June 2001, the Company purchased all the assets and business of Viator Healthcare, LP, a hospice in Pittsburgh, Pennsylvania. The purchase price, including transaction costs, totaled $2.5 million, which included a note payable of $0.5 million. Assets acquired include goodwill of $2.5 million.

     In July 2001, the Company purchased all the assets and business of Alternative Healthcare System, Inc., a hospice in Beaumont, Texas. The purchase price, including transaction costs, totaled $1.5 million, which included a note payable of $0.6 million. Assets acquired include goodwill of $1.5 million.

     In September 2001, the Company purchased all the assets and business of Trinity Health Ventures, Inc., a hospice in San Bernardino, California. The purchase price, including transaction costs, totaled $1.5 million, which included a note payable of $0.2 million. Assets acquired include furniture and fixtures and goodwill of $1.5 million.

     In December 2001, the Company purchased all the stock of Community Care Hospice, a hospice in Odessa, Texas. The purchase price, including transaction costs, totaled $1.7 million, which included a note payable of $0.5 million. Assets and liabilities acquired included cash and short-term investments of $0.4 million, accounts receivable of $0.3 million, goodwill of $1.6 million, liabilities of $0.3 million and notes payable of $0.2 million.

  2002

     In April 2002, the Company purchased all the assets and business of Heart of Ohio Community Health Services Corporation, a hospice in Columbus, Ohio. The purchase price, including transaction costs, totaled $0.6 million and was accounted for as goodwill.

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

     In April 2002, the Company purchased three hospices from Hospice Care of Louisiana, Inc., located in Baton Rouge, New Orleans and Shreveport, Louisiana. The purchase price, including transaction costs, totaled $9.9 million. Assets acquired include furniture and fixtures of $0.1 million and goodwill of $9.8 million.

     In June 2002, the Company purchased all the assets and business of Centercal Management Services, LTD, a hospice located in Bakersfield, California. The purchase price, including transaction costs, totaled $0.5 million and was accounted for as goodwill.

     In July 2002, the Company purchased all the assets and business of Palliative Hospice Center, LLC, a hospice located in Wichita, Kansas. The purchase price, including transaction costs, totaled $0.1 million. Assets acquired included a license of $0.1 million.

     In August 2002, the Company purchased all the assets and business of HospiCare, Inc., a hospice located in Biloxi, Mississippi. The purchase price, including transaction costs, totaled $1.1 million. Assets acquired include licenses of $0.2 million, a non-compete agreement of $0.1 million and goodwill of $0.8 million.

     In August 2002, the Company purchased all the assets and business of Delta Hospice, Inc., a hospice located in Albuquerque, New Mexico, including an alternate delivery site located in Los Alamos, New Mexico. The purchase price, including transaction costs, totaled $2.0 million. Assets acquired include licenses of $0.2 million, a non-compete agreement of $0.1 million and goodwill of $1.7 million. The purchase agreement included an earnout provision, whereby, in December 2002, the Company paid $0.2 million to the seller in response to certain revenue targets being met. The earnout was treated as part of the purchase price.

     In September 2002, the Company purchased all the assets and business of The Lutheran Home, Inc., a hospice located in Omaha, Nebraska. The purchase price, including transaction costs, totaled $0.1 million. Assets acquired include licenses and a non-compete agreement of $0.1 million.

     In October 2002, the Company purchased all the assets and business of Alternative Healthcare Systems, Inc., a hospice located in Lake Charles, Louisiana. The purchase price, including transaction costs, totaled $3.2 million. Assets acquired include goodwill of $2.8 million, licenses of $0.2 million and a non-compete agreement and fixed assets of $0.2 million.

     In December 2002, the Company purchased two hospices from Circle of Life Hospice, LLP, located in La Grange and Round Rock, Texas. The purchase price, including transaction costs, totaled $2.5 million. Assets acquired include goodwill of $2.1 million, licenses of $0.2 million, and a non-compete agreement and fixed assets of $0.2 million.

  2003

     In January 2003, the Company purchased all the assets and business of Good Shepherd Hospice and Palliative Care Center, LLC. The purchase price totaled $3.0 million.

     The Company has made acquisitions to expand its base of hospice locations. All acquisitions were accounted for under the purchase method of accounting. The results of operations have been included in the consolidated financial statements of the Company from the dates of acquisition.

     Unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 2000, 2001 and 2002 are presented below. Such pro forma presentation has been prepared assuming

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES that the acquisitions described above have been made as of January 1 of the year preceding the year of acquisition:

                                                            YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2000        2001        2002
                                                       ---------   ---------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE
                                                                   AMOUNTS)
Pro forma net patient service revenue................  $102,223    $160,336    $204,847
Pro forma net income.................................     4,404      15,486      22,237
Pro forma net income per common share:
  Basic net income before extraordinary item.........  $   1.06    $   3.22    $   0.96
  Extraordinary item -- debt extinguishment, net of
     tax.............................................        --       (0.06)         --
                                                       --------    --------    --------
  Basic net income available to common
     stockholders....................................  $   1.06    $   3.16    $   0.96
                                                       ========    ========    ========
  Diluted net income before extraordinary item.......  $   0.25    $   0.83    $   0.91
  Extraordinary item -- debt extinguishment, net of
     tax.............................................        --       (0.02)         --
                                                       --------    --------    --------
  Diluted net income available to common
     stockholders....................................  $   0.25    $   0.81    $   0.91
                                                       ========    ========    ========

4.  HOSPICE OF HOUSTON

     The Company entered into an exchange agreement on September 30, 1998, whereby Hospice Management Partners, Inc., and Hospice Associates of America, Inc. conveyed their limited partnership (66%) and general partnership (1%) interests in Hospice of Houston, L.P. (the "Partnership"), to the Company. San Jacinto Methodist Hospital ("San Jacinto") held the remaining 33% interest in the partnership. The partnership was consolidated with the Company and the Company's Houston operations are considered part of the partnership. At December 31, 2001, the Company had recorded $0.2 million as a liability in the consolidated balance sheet for amounts owed to San Jacinto. On August 20, 2002, the Company purchased the remaining 33% interest in the partnership for $1.1 million. Minority interest was $(46,000) and $(150,000) for the years ended December 31, 2000 and 2001, respectively, and is included in Other Income (Expense) in the consolidated statement of operations. Minority interest of $0.1 million was paid on August 20, 2002 and the remaining $50,000 was recorded as income and is included in Other Income (Expense) in the consolidated statement of operations.

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

5.  INTANGIBLE ASSETS

     Goodwill allocated to the Company's reportable segments at December 31, 2001 and 2002 is as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2002
                                                              -------   -------
Goodwill:
  Northeast.................................................  $ 3,358   $ 3,958
  Southeast.................................................    1,970     7,768
  Central...................................................    3,916     3,916
  South.....................................................    4,600    15,548
  Midwest...................................................    1,181     1,181
  Mountain..................................................    6,770     8,740
  West......................................................    4,790     5,296
  Corporate.................................................      120       120
                                                              -------   -------
                                                              $26,705   $46,527
                                                              =======   =======

     Other indefinite lived assets are comprised of license agreements, which totaled $0 and $0.9 million at December 31, 2001 and 2002, respectively, and are included in intangibles in the accompanying consolidated balance sheets. The Company does not believe there is any indication that the carrying value of the license agreements exceed their fair value.

     Intangible assets subject to amortization relate primarily to non-compete agreements that are being amortized based on the terms of the respective contracts and totaled $0 and $0.4 million (net of accumulated amortization) at December 31, 2001 and 2002, respectively and are included in intangibles in the accompanying consolidated balance sheets. Amortization expense of the assets that still require amortization under SFAS 142 was $0, $0 and $41,000 for the years ended December 31, 2000, 2001 and 2002, respectively. Amortization expense relating to these intangible assets will be approximately $0.2 million in both 2003 and 2004.

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

     Consistent with SFAS 142, the results of operations for the years ended December 31, 2000 and 2001 have not been restated for the change in goodwill amortization, which was recognized in the years ended December 31, 2000 and 2001.

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000     2001      2002
                                                           ------   -------   -------
                                                             (IN THOUSANDS, EXCEPT
                                                                PER SHARE DATA)
Reported net income applicable to common stockholders....  $1,790   $17,554   $21,140
Add back goodwill amortization, net of income tax........     870     1,228        --
                                                           ------   -------   -------
Adjusted net income......................................  $2,660   $18,782   $21,140
                                                           ======   =======   =======
Basic earnings per share:
  As reported............................................  $ 0.61   $  2.75   $  0.91
  Goodwill amortization..................................    0.30      0.19        --
                                                           ------   -------   -------
  Adjusted basic earnings per share......................  $ 0.91   $  2.94   $  0.91
                                                           ======   =======   =======
Diluted earnings per share:
  As reported............................................  $ 0.17   $  0.67   $  0.86
  Goodwill amortization..................................    0.05      0.07        --
                                                           ------   -------   -------
  Adjusted diluted earnings per share....................  $ 0.22   $  0.74   $  0.86
                                                           ======   =======   =======

6.  PREFERRED STOCK

     Prior to the Offering, the Series A, Series B, and Series C Convertible Preferred Stock was convertible, at the option of the holder, to common stock at any time, subject to certain conditions. The Series A, Series B, and Series C Convertible Preferred Stock also was subject to mandatory conversion into common stock upon certain conditions, including the issuance of common stock in an initial public offering where the aggregate price paid for such shares by the public was equal to or greater than $20.0 million at a per share price of at least $6.00 and, in the case of a liquidation, dissolution or winding up of the Company, the amounts to be received by the holders of the Series A, Series B, and Series C Convertible Preferred Stock are in excess of the Liquidation Preference Payments. Upon conversion, one share of each of the Series A, Series B and Series C Convertible Preferred Stock was exchanged for one-half share of common stock. As of December 31, 2000, the Series A, Series B and Series C Convertible Preferred Stock balances included cumulative dividends of $1.1 million, $2.5 million and $1.0 million, respectively. As of October 31, 2001, the date of the Offering, the Series A, Series B and Series C Convertible Preferred Stock balances included cumulative dividends of $1.4 million, $3.0 million and $1.4 million, respectively. Upon closing of the Offering, the preferred stock was mandatorily converted into 8.1 million shares of common stock. The accumulated dividends, which were not payable in the event of a mandatory conversion, were reversed and no additional dividends have been accrued or recorded subsequent to the Offering.

7.  COMMON STOCK

     On February 24, 2003, the Company completed a three-for-two stock split payable in the form of a fifty percent stock dividend. The accompanying consolidated financial statements and notes thereto have been restated for all periods presented to reflect the stock dividend.

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

8.  SERIES B CONVERTIBLE PREFERRED STOCK WARRANTS

     In connection with the issuance of the $1.5 million convertible promissory notes on May 22, 1998, the Company issued Series B warrants to the lenders to purchase 0.2 million shares of Series B Convertible Preferred Stock for consideration of $0.017 per share. The warrants were valued at fair value, as determined by the Company, at $0.2 million. This was recorded as a discount on the convertible promissory notes as of December 31, 1998. The exercise price of the stock warrants was $0.83 and was adjusted from time to time as provided in the warrant purchase agreement. In December 2000, the warrants were amended such that upon completion of an initial public offering where the aggregate price paid for such shares by the public is equal to or greater than $20.0 million at a per share price of at least $4.00, the warrants were exercisable to purchase
0.2 million shares of the Company's common stock at an exercise price of $1.67 per share. This amendment eliminated the possibility of any additional shares of Series B Convertible Preferred Stock becoming outstanding after the completion of an initial public offering and did not provide the holders of the warrants any additional rights and, accordingly, no additional expense was recorded. Series B Convertible Preferred Stock warrants to purchase 19,555 shares of common stock remained outstanding as of December 31, 2002.

9.  STOCK OPTIONS

     The Company no longer grants options under the Odyssey HealthCare, Inc. Stock Option Plan ("Stock Option Plan"). During 2001, the Company adopted the 2001 Equity-Based Compensation Plan ("Compensation Plan"). Awards of stock options under the Compensation Plan shall not exceed the lesser of 150,000,000 shares, or 10% of the total number of shares of common stock then outstanding, assuming the exercise of all outstanding options, warrants and the conversion or exchange or exercise of all securities convertible into or exchangeable or exercisable for common stock.

     At December 31, 2002 there were 1,102,495 options and 809,625 options outstanding under the Stock Option Plan and the Compensation Plan, respectively, with exercise prices ranging from $0.07 to $23.30 per share. All options granted have five to ten-year terms and vest over a four- and five-year period.

     There were 2,973,260 shares and 1,611,185 shares available for issuance under the Compensation Plan at December 31, 2001 and 2002, respectively.

     A summary of stock option activity follows:

                                                          WEIGHTED AVERAGE
                                                           EXERCISE PRICE       OPTIONS
                                                          ----------------   --------------
                                                                             (IN THOUSANDS)
Options outstanding at January 1, 2000..................       $ 0.56              994
  Granted...............................................         1.12              609
  Canceled..............................................         0.63             (120)
  Exercised.............................................         0.16              (53)
                                                                                 -----
Options outstanding at December 31, 2000................         0.77            1,430
  Granted...............................................         8.53              798
  Canceled..............................................         2.72              (48)
  Exercised.............................................         0.45              (82)
                                                                                 -----

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                                                          WEIGHTED AVERAGE
                                                           EXERCISE PRICE       OPTIONS
                                                          ----------------   --------------
                                                                             (IN THOUSANDS)
Options outstanding at December 31, 2001................         3.65             2098
  Granted...............................................        18.59              398
  Cancelled.............................................         9.28             (140)
  Exercised.............................................         1.19             (451)
                                                                                 -----
Options outstanding at December 31, 2002................         6.77            1,905
                                                                                 =====

     The following table summarizes the stock options outstanding as of December 31, 2002:

                                                 WEIGHTED AVERAGE
                                                    REMAINING         NUMBER          NUMBER
                                     NUMBER      CONTRACTUAL LIFE   VESTED AND     UNVESTED AND
EXERCISE PRICE                     OUTSTANDING       (YEARS)        EXERCISABLE   NOT EXERCISABLE
--------------                     -----------   ----------------   -----------   ---------------
                                                       (AMOUNTS IN THOUSANDS)
$ 0.07...........................        23            3.91              23               --
  0.67...........................       741            5.77             450              291
  2.07...........................       256            7.86             113              143
  4.67...........................        31            8.33               5               26
  8.67...........................        51            8.67               8               43
 10.78...........................       486            8.92              91              395
 16.91...........................       102            9.58              --               74
 17.54...........................       138            9.08              --              138
 23.30...........................        77            9.92              28               77
                                      -----            ----             ---            -----
                                      1,905            8.01             718            1,187
                                      =====            ====             ===            =====

10.  NET INCOME PER COMMON SHARE

     The following table presents the calculation of basic and diluted net income per common share:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      2001      2002
                                                          -------   -------   -------
                                                             (IN THOUSANDS, EXCEPT
                                                              PER SHARE AMOUNTS)
Numerator
  Net income............................................  $ 3,092   $13,257   $21,140
  Extraordinary item -- debt extinguishment, net of
     tax................................................       --      (361)       --
                                                          -------   -------   -------
  Net income............................................    3,092    12,896    21,140
  Series A, B and C Preferred Stock Dividends...........   (1,302)   (1,097)       --
  Gain on conversion of preferred securities............       --     5,755        --
                                                          -------   -------   -------
  Numerator for basic earnings per share -- income
     available to common stockholders...................    1,790    17,554    21,140
  Effect of dilutive securities:
     Series A, B and C Preferred Stock dividends........    1,302     1,097        --
     Gain on conversion of preferred securities.........       --    (5,755)       --
                                                          -------   -------   -------
  Numerator for diluted net income per share -- net
     income available to common stockholders after
     assumed or actual conversions......................  $ 3,092   $12,896   $21,140
                                                          =======   =======   =======

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      2001      2002
                                                          -------   -------   -------
                                                             (IN THOUSANDS, EXCEPT
                                                              PER SHARE AMOUNTS)
Denominator
  Denominator for basic net income per share -- weighted
     average shares.....................................    2,920     6,368    23,188
  Effect of dilutive securities:
     Employee stock options.............................    1,160     1,250     1,254
     Series A, B and C Preferred Stock..................   12,132    10,071        --
     Series B Preferred Stock Warrants convertible to
       common stock.....................................       64       159        19
     Common stock warrants..............................    1,454     1,232        --
                                                          -------   -------   -------
  Denominator for diluted net income per
     share -- adjusted weighted average shares and
     assumed or actual conversions......................   17,730    19,080    24,461
                                                          =======   =======   =======
Net income per common share:
  Basic net income before extraordinary item............  $  0.61   $  2.81   $  0.91
  Extraordinary item -- debt extinguishment, net of
     tax................................................       --     (0.06)       --
                                                          -------   -------   -------
  Basic net income available to common stockholders.....  $  0.61   $  2.75   $  0.91
                                                          =======   =======   =======
  Diluted net income before extraordinary item..........  $  0.17   $  0.69   $  0.86
  Extraordinary item -- debt extinguishment, net of
     tax................................................       --     (0.02)       --
                                                          -------   -------   -------
  Diluted net income available to common stockholders...  $  0.17   $  0.67   $  0.86
                                                          =======   =======   =======

11.  ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

     The allowance for uncollectible accounts for patient accounts receivable is as follows:

                                          BALANCE AT    PROVISION FOR   WRITE-OFFS,
                                         BEGINNING OF   UNCOLLECTIBLE     NET OF      BALANCE AT
                                             YEAR         ACCOUNTS      RECOVERIES    END OF YEAR
                                         ------------   -------------   -----------   -----------
                                                              (IN THOUSANDS)
Year ended December 31, 2000...........     $1,085         $2,708         $  (653)      $3,140
Year ended December 31, 2001...........     $3,140         $3,207         $(2,953)      $3,394
Year ended December 31, 2002...........     $3,394         $2,952         $(3,384)      $2,962

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

12.  PROPERTY AND EQUIPMENT

     Property and equipment is as follows:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2002
                                                              ------   ------
                                                              (IN THOUSANDS)
Office furniture............................................  $1,095   $1,432
Computer hardware...........................................   1,323    2,022
Computer software...........................................     664    1,041
Equipment...................................................   1,240      526
Motor vehicles..............................................      94       93
Buildings...................................................      --       25
Leasehold improvements......................................     909    1,803
                                                              ------   ------
                                                               5,325    6,942
Less accumulated depreciation and amortization..............   2,874    3,272
                                                              ------   ------
                                                              $2,451   $3,670
                                                              ======   ======

13.  LINE OF CREDIT, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Line of credit, long-term debt and capital lease obligations consists of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2002
                                                              -------   -----
                                                              (IN THOUSANDS)
Acquisition notes payable, due in 2003; bearing interest at
  7% to 8%, all of which are unsecured......................  $3,450    $248
Leasehold improvement loan due between 2002 and 2007;
  interest at 10.37%........................................      --      13
Various capital leases covering equipment, due in 2003;
  interest rates ranging from 7% to 15%; secured by
  equipment.................................................      30      13
                                                              ------    ----
                                                               3,480     274
Less line of credit and current maturities..................   2,267     274
                                                              ------    ----
                                                              $1,213    $ --
                                                              ======    ====

     The Company has a $20.0 million revolving line of credit that bears interest at prime, as defined in the agreement, plus 1%, not to fall below 10%, and matures on October 2, 2003. The line of credit bears a usage fee and a loan management fee, as defined in the agreement, of 0.04% and 0.03%, respectively. Advances made under the loan agreement are secured by a substantial portion of the Company's accounts receivable. No amounts were drawn on the line of credit at December 31, 2001 and 2002.

     The revolving line of credit requires certain financial and other covenants be met in order to maintain the existing notes payable and obtain new debt fundings, and also restricts payment of dividends. The Company was in full compliance with its financial and other covenants as of December 31, 2001 and 2002.

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

     Scheduled principal repayments on debt and payments on capital lease obligations for the next five years as of December 31, 2002 are as follows:

                                                              DECEMBER 31, 2002
                                                              ------------------
                                                                        CAPITAL
                                                              DEBT       LEASES
                                                              -----     --------
                                                                (IN THOUSANDS)
2003........................................................  $251        $14
2004........................................................     3         --
2005........................................................     3         --
2006........................................................     3         --
2007........................................................     1         --
                                                              ----        ---
                                                              $261        $14
                                                              ====        ===
Less amounts representing interest..........................               (1)
                                                                          ---
                                                                          $13
                                                                          ===

14.  INCOME TAXES

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Accounts receivable.......................................  $   883   $   889
  Accrued compensation......................................      362       622
  Workers' compensation.....................................      253       241
  Other.....................................................       23         0
                                                              -------   -------
                                                                1,521     1,752
                                                              -------   -------
Deferred tax liabilities:
  Accrual to cash/Section 481 adjustment....................     (595)       --
  Amortizable and depreciable assets........................     (603)   (1,767)
  Other.....................................................       --       (12)
                                                              -------   -------
     Net deferred tax assets (liabilities)..................   (1,198)   (1,779)
                                                              -------   -------
                                                              $   323   $   (27)
                                                              =======   =======

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

     The components of the Company's income tax expense are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000    2001     2002
                                                              ----   ------   -------
                                                              (DOLLARS IN THOUSANDS)
Current:
  Federal...................................................  $162   $2,698   $10,704
  State.....................................................   255      645     2,086
                                                              ----   ------   -------
                                                               417    3,343    12,790
Deferred:
  Federal...................................................    --     (306)      298
  State.....................................................    --      (17)       52
                                                              ----   ------   -------
                                                              $417   $3,020   $13,140
                                                              ====   ======   =======

     In 2001, the Company recognized an income tax benefit of $0.2 million attributable to extraordinary items and had an income tax expense of $3.2 million from continuing operations.

     The reconciliation of income tax expense computed at the federal statutory tax rate to income tax expense is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------------------
                                        2000                2001                2002
                                  -----------------   -----------------   -----------------
                                  AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT    PERCENT
                                  -------   -------   -------   -------   -------   -------
                                                   (DOLLARS IN THOUSANDS)
Tax at federal statutory rate...  $ 1,193      34%    $ 5,571      35%    $11,998     35%
State income tax, net of federal
  benefit.......................      395      11         628       4       1,064      3
Stock-based compensation
  charges.......................      378      11         389       2         142      1
Non-deductible expenses and
  other.........................       85       2         151       1         (64)    (1)
Decrease in valuation
  allowance.....................   (1,634)    (46)     (3,719)    (23)         --     --
                                  -------     ---     -------     ---     -------     --
                                  $   417      12%    $ 3,020      19%    $13,140     38%
                                  =======     ===     =======     ===     =======     ==

     The decrease in the valuation allowance in 2000 and 2001 was due to the consistent profitability of the Company's operations and the Company's ability to generate taxable income and utilize its remaining net operating loss carryforwards. The Company had a federal net operating loss carryforward totaling $9.5 million at December 31, 2000, which was fully utilized in 2001. The Company had an alternative minimum tax credit carryforward of approximately $0.2 million at December 31, 2000, which also was fully utilized in 2001.

15.  RETIREMENT PLAN

     The Company sponsors a 401(k) plan, which is available to substantially all employees after meeting certain eligibility requirements. The plan provides for contributions by the employees based on a percentage of their income. The Company at its discretion may make contributions. Matching contributions totaled $0.1 million, $0.2 million and $0.3 million for the years ended December 31, 2000, 2001 and 2002, respectively.

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

16.  COMMITMENTS AND CONTINGENCIES

  LEASES

     The Company leases office space and equipment at its various locations. Total rental expense was approximately $3.2 million, $4.1 million, and $5.2 million for the years ended December 31, 2000, 2001 and 2002, respectively.

     Future minimum rental commitments under noncancelable operating leases for the years subsequent to December 31, 2002, are as follows (in thousands):

2003........................................................  $ 5,187
2004........................................................    4,642
2005........................................................    3,792
2006........................................................    3,666
2007........................................................    2,496
Thereafter..................................................    4,014
                                                              -------
                                                              $23,797
                                                              =======

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

     The Company's current general and professional liability policy does not provide coverage for claims that arise from acts that occurred prior to the policy's start date of April 12, 2000. From March 12, 1999 to April 12, 2000, Reliance National Insurance Company provided the Company's insurance coverage. Since April 12, 2000, Lexington Insurance Company, a subsidiary of American International Group, Inc., has provided the Company's insurance coverage. During the fourth quarter of 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania placed Reliance National Insurance Company in liquidation. As of December 31, 2002, the Company reserved $0.6 million to cover potential losses resulting from current and future litigation claims covered by Reliance National Insurance Company to the extent its assets are not sufficient to pay such claims. Although the Company believes that the amount reserved is adequate to cover its potential losses, the Company cannot assure that its losses will not exceed the amount reserved. The Company's profitability will be negatively impacted to the extent its actual losses exceed the amount reserved.

17.  SEGMENT REPORTING

     Prior to 2002, the Company evaluated the performance of, and allocated resources to, its hospice locations based on current operations and market assessments on a hospice-by-hospice basis. The Company's continued growth in 2002 reshaped these bases for evaluation and the Company now has geographically defined operating segments which to perform analysis and evaluate performance. The 2000 and 2001 amounts have been restated to reflect the change in operating segments.

     The Company's chief operating decision maker currently evaluates performance and allocates resources primarily on the basis of cost per day of care and income from operations. The distribution of the Company's net patient service revenue, direct hospice care expenses, income (loss) from operations (which is used by

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES management for operating performance review), average daily census and assets by geographic location are summarized in the following tables.

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       2001       2002
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Net patient service revenue:
  Northeast..........................................  $  8,504   $ 13,293   $ 19,194
  Southeast..........................................    13,852     18,305     29,117
  Central............................................     6,822     13,019     16,793
  South..............................................    15,136     22,756     43,299
  Midwest............................................     7,890     13,628     17,768
  Mountain...........................................    21,892     29,545     40,784
  West...............................................    11,228     19,638     27,504
  Corporate..........................................       (53)        (3)        --
                                                       --------   --------   --------
                                                       $ 85,271   $130,181   $194,459
                                                       ========   ========   ========
Direct hospice care expenses:
  Northeast..........................................  $  3,561   $  5,223   $  8,027
  Southeast..........................................     6,797      8,926     14,743
  Central............................................     3,454      5,739      7,652
  South..............................................     8,336     12,680     23,505
  Midwest............................................     3,772      6,191      7,970
  Mountain...........................................    11,081     14,393     19,814
  West...............................................     5,771      9,025     13,160
  Corporate..........................................     2,192         92         73
                                                       --------   --------   --------
                                                       $ 44,964   $ 62,269   $ 94,944
                                                       ========   ========   ========
Income (loss) from operations:
  Northeast..........................................  $  2,855   $  5,620   $  7,539
  Southeast..........................................     4,400      6,145      8,500
  Central............................................     2,033      5,117      5,781
  South..............................................     3,403      5,677     12,116
  Midwest............................................     2,228      4,569      6,292
  Mountain...........................................     4,786      8,363     12,716
  West...............................................     2,427      6,275      8,378
  Corporate..........................................   (15,677)   (22,855)   (27,367)
                                                       --------   --------   --------
                                                       $  6,455   $ 18,911   $ 33,955
                                                       ========   ========   ========

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     2001     2002
                                                              ------   ------   ------
                                                                   (IN THOUSANDS)
Average Daily Census:
  Northeast.................................................    203      314      427
  Southeast.................................................    338      451      702
  Central...................................................    179      347      431
  South.....................................................    373      568    1,048
  Midwest...................................................    214      341      427
  Mountain..................................................    454      605      808
  West......................................................    253      418      564
                                                              -----    -----    -----
                                                              2,014    3,044    4,407
                                                              =====    =====    =====

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                2001          2002
                                                              ---------    ----------
                                                                  (IN THOUSANDS)
Total Assets:
  Northeast.................................................   $ 5,962      $  7,859
  Southeast.................................................     4,773        13,731
  Central...................................................     7,807         6,955
  South.....................................................     9,961        24,398
  Midwest...................................................     5,303         5,093
  Mountain..................................................    11,674        18,314
  West......................................................     8,956        10,233
  Corporate.................................................    43,780        38,831
                                                               -------      --------
                                                               $98,216      $125,414
                                                               =======      ========

18.  RELATED PARTY TRANSACTIONS

     A former member of the Company's board of directors is a partner of the limited liability partnership from which the Company had obtained the senior subordinated notes. Interest paid on these notes was approximately $1.1 million and $1.6 million for the years ended December 31, 2000 and 2001, respectively. These notes were paid in full with proceeds from the Offering.

     In January 1996, the Company accepted notes from executive management totaling $0.2 million for the purchase of Series A Convertible Preferred Stock. During 2000, a former executive forfeited 0.1 million shares of Series A Convertible Preferred Stock in exchange for forgiveness of his note payable to the Company totaling $0.1 million, including accumulated dividends. In 2001, the Company forgave the remaining notes totaling $0.2 million. Compensation expense was recorded totaling $0.2 million representing note principal and accrued interest in 2001.

19.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     Statement of Financial accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments," ("SFAS 107") requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by assumptions used, including the discount

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions used by the Company in estimating its fair value disclosures for financial instruments:

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

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2001 and 2002 are as follows (in thousands):

                                                        2001                 2002
                                                 ------------------   ------------------
                                                 CARRYING    FAIR     CARRYING    FAIR
                                                  AMOUNT     VALUE     AMOUNT     VALUE
                                                 --------   -------   --------   -------
Cash and cash equivalents......................  $20,072    $20,072   $ 7,732    $ 7,732
Short-term investments.........................  $21,419    $21,419   $25,898    $25,898
Acquisition notes payable (including current
  maturities)..................................  $ 3,751    $ 3,751   $   248    $   248

20.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The quarterly interim financial information shown below has been prepared by the Company's management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein:

                                                          2002 CALENDAR QUARTERS
                                                 -----------------------------------------
                                                  FIRST      SECOND     THIRD      FOURTH
                                                 --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues.................................  $40,133    $46,636    $50,737    $56,953
Net income.....................................  $ 4,024    $ 4,732    $ 5,405    $ 6,979
Net income per share -- Basic..................  $  0.17    $  0.21    $  0.23    $  0.30
Net income per share -- Diluted................  $  0.17    $  0.19    $  0.22    $  0.28
Weighted average shares outstanding -- Basic...   22,998     23,159     23,261     23,329
Weighted average shares
  outstanding -- Diluted.......................   24,482     24,543     24,518     24,668

                   ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                                                          2001 CALENDAR QUARTERS
                                                 -----------------------------------------
                                                  FIRST      SECOND     THIRD      FOURTH
                                                 --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues.................................  $26,217    $30,804    $34,875    $38,285
Net income.....................................  $ 2,072    $ 2,871    $ 3,541    $ 4,412
Net income per share -- Basic..................  $  0.58    $  0.85    $  1.06    $  0.62
Net income per share -- Diluted................  $  0.11    $  0.16    $  0.19    $  0.20
Weighted average shares outstanding -- Basic...    3,009      3,009      3,039     16,302
Weighted average shares
  outstanding -- Diluted.......................   17,990     17,988     18,021     22,308

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 3.1        --  Fifth Amended and Restated Certificate of Incorporation
                (incorporated by reference to Exhibit 3.1 to the Company's
                Amendment No. 2 to Registration Statement on Form S-1
                (Registration No. 333-51522) as filed with the Commission on
                September 13, 2001)
 3.2        --  Second Amended and Restated Bylaws (incorporated by
                reference to Exhibit 3.2 to the Company's Registration
                Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
 4.1        --  Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 1 to
                Registration Statement on Form S-1 (Registration No.
                333-51522) as filed with the Commission on August 2, 2001)
 4.2        --  Second Amended and Restated Registration Rights Agreement,
                dated July 1, 1998, by and among Odyssey HealthCare, Inc.
                and the security holders named therein (incorporated by
                reference to Exhibit 4.3 to the Company's Registration
                Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
 4.3        --  Rights Agreement (the "Rights Agreement") dated November 5,
                2001, between Odyssey HealthCare, Inc. and Rights Agent
                (incorporated by reference to Exhibit 4.1 to the Company's
                Registration Statement on Form 8-A as filed with the
                Commission on December 8, 2001)
 4.4        --  Form of Certificate of Designation of Series A Junior
                Participating Preferred Stock (included as Exhibit A to the
                Rights Agreement (Exhibit 4.3 hereto))
10.1.1      --  Amended and Restated Loan and Security Agreement, dated
                October 2, 2000 (the "Credit Agreement"), by and among
                Odyssey HealthCare, Inc. and subsidiaries and Heller
                Healthcare Finance, Inc. (incorporated by reference to
                Exhibit 10.1.1 to the Company's Registration Statement on
                Form S-1 (Registration No. 333-51522) as filed with the
                Commission on December 8, 2000)
10.1.2      --  First Amendment to the Credit Agreement, dated March 29,
                2001 (incorporated by reference to Exhibit 10.1.2 to the
                Company's Amendment No. 1 to Registration Statement on Form
                S-1 (Registration No. 333-51522) as filed with the
                Commission on August 2, 2001)
10.1.3      --  Second Amendment to Credit Agreement, dated May 8, 2001
                (incorporated by reference to Exhibit 10.1.3 to the
                Company's Amendment No. 2 to Registration Statement on Form
                S-1 (Registration No. 333-51522) as filed with the
                Commission on September 13, 2001)
10.2        --  Amended and Restated Employment Agreement, effective as of
                February 28, 2002, by and between Odyssey HealthCare, Inc.
                and Richard R. Burnham (incorporated by reference to Exhibit
                10.2 to the Company's Annual Report on Form 10-K as filed
                with the Commission on March 20, 2002)
10.3        --  Amended and Restated Employment Agreement, effective as of
                February 28, 2002, by and between Odyssey HealthCare, Inc.
                and David C. Gasmire (incorporated by reference to Exhibit
                10.3 to the company's Annual Report on Form 10-K as filed
                with the Commission on March 20, 2002)
10.4        --  Amended and Restated Employment Agreement, effective as of
                February 28, 2002, by and between Odyssey HealthCare, Inc.
                and Douglas B. Cannon (incorporated by reference to Exhibit
                10.4 to the Company's Annual report on Form 10-K as filed
                with the Commission on March 20, 2002)
10.5.1      --  Odyssey HealthCare, Inc. Stock Option Plan (the "Stock
                Option Plan") (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1
                (Registration No. 333-51522) as filed with the Commission on
                December 8, 2000)
10.5.2      --  First Amendment to the Stock Option Plan, dated January 31,
                2001 (incorporated by reference to Exhibit 10.5.2 to the
                Company's Amendment No. 2 to Registration Statement on Form
                S-1 (Registration No. 333-51522) as filed with the
                Commission on September 13, 2001)
10.6        --  2001 Equity-Based Compensation Plan (incorporated by
                reference to Exhibit 10.6 to the Company's Amendment No. 2 to Registration Statement on Form S-1 (Registration No.
                333-51522) as filed with the Commission on September 13,
                2001)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.7.1      --  Employee Stock Purchase Plan (incorporated by reference to
                Exhibit 10.7 to the Company's Amendment No. 2 to
                Registration Statement on Form S-1 (Registration No.
                333-51522) as filed with the Commission on September 13,
                2001)
10.7.2      --  First Amendment to Employee Stock Purchase Plan, dated March
                6, 2002 (incorporated by reference to Exhibit 10.7.2 to the
                Company's annual Report on Form 10-K as filed with the
                Commission on March 20, 2002)
10.8        --  Form of Indemnification Agreement between Odyssey
                HealthCare, Inc. and its directors and officers
                (incorporated by reference to Exhibit 10.8 to the Company's
                Registration Statement on Form S-1 (Registration No.
                333-51522) as filed with the Commission on December 8, 2000)
10.9.1      --  Promissory Note and Warrant Purchase Agreement, dated May
                22, 1998, by and among Odyssey HealthCare, Inc. and the
                other parties thereto (incorporated by reference to Exhibit
                10.10.1 to the Company's Registration Statement on Form S-1
                (Registration No. 333-51522) as filed with the Commission on
                December 8, 2000)
10.9.2      --  Form of Warrant, dated May 22, 1998 (incorporated by
                reference to Exhibit 10.10.2 to the Company's Registration
                Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10.9.3      --  First Amendment to Warrants, dated December 6, 2000
                (incorporated by reference to Exhibit 10.10.3 to the
                Company's Amendment No. 1 to Registration Statement on Form
                S-1 (Registration No. 333-51522) as filed with the
                Commission on August 2, 2001)
21.1        --  Subsidiaries of Odyssey HealthCare, Inc.
23.1        --  Consent of Ernst & Young LLP