Form 10-Q
period 2003-03-31
ODYSSEY HEALTHCARE INC
filed 2003-05-14
CIK 1129623

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


                                   (MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                          OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION FROM     TO

                        COMMISSION FILE NUMBER 000-33267

                                   ----------

                            ODYSSEY HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE
  (State or other jurisdiction of                         43-1723043
   incorporation or organization)           (IRS Employer Identification Number)

     717 N. HARWOOD, SUITE 1500
            DALLAS, TEXAS                                    75201
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

    The number of outstanding shares of the issuer's class of capital stock as of May 9, 2003 was as follows: 23,711,114 shares of Common Stock, $.001 par value.

--------------------------------------------------------------------------------

                                    FORM 10-Q

                            ODYSSEY HEALTHCARE, INC.
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
    ITEM 1.  FINANCIAL STATEMENTS.......................................................................      3
    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.......................................................................     11
    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................     16
    ITEM 4.  CONTROLS AND PROCEDURES....................................................................     16

PART II. OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS..........................................................................     18
    ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS...................................................     18
    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................................     18

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                     DECEMBER 31,       MARCH 31,
                                                                         2002             2003
                                                                     ------------     ------------
                                                                      (IN THOUSANDS, EXCEPT SHARE
                                                                         AND PER SHARE AMOUNTS)
                                                                       (AUDITED)       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents .....................................    $      7,732     $      3,574
  Short-term investments ........................................          25,898           38,974
  Accounts receivable from patient services, net of
     allowance for uncollectible accounts of $2,962 and
     $3,761 at December 31, 2002 and March 31, 2003, respectively          35,652           40,037
  Deferred tax assets ...........................................           1,752            1,752
  Income taxes receivable .......................................             667               --
  Other current assets ..........................................           2,172            1,938
                                                                     ------------     ------------
       Total current assets .....................................          73,873           86,275
Property and equipment, net .....................................           3,670            3,777
Debt issue costs, net and other .................................              25               17
Goodwill ........................................................          46,527           49,220
Intangibles, net ................................................           1,319            1,566
                                                                     ------------     ------------
       Total assets .............................................    $    125,414     $    140,855
                                                                     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................................    $      2,158     $      5,141
  Accrued compensation ..........................................           7,277            8,960
  Accrued nursing home costs ....................................           7,377            8,613
  Accrued income taxes ..........................................              --            1,927
  Other accrued expenses ........................................           5,289            5,742
  Current maturities of long-term debt and capital lease
     obligations ................................................             274               22
                                                                     ------------     ------------
       Total current liabilities ................................          22,375           30,405
Deferred tax liability ..........................................           1,779            1,779
Other liabilities ...............................................             327               --
Commitments and contingencies
Stockholders' equity:
  Common stock, $.001 par value:
     Authorized shares - 75,000,000
     Issued and outstanding shares - 23,378,091 at
      December 31, 2002 and 23,690,315 at March 31, 2003 ........              23               24
  Additional paid-in capital ....................................          79,191           79,608
  Deferred compensation .........................................            (726)            (615)
  Retained earnings .............................................          22,445           29,654
                                                                     ------------     ------------
       Total stockholders' equity ...............................         100,933          108,671
                                                                     ------------     ------------
       Total liabilities and stockholders' equity ...............    $    125,414     $    140,855
                                                                     ============     ============

   The accompanying notes are an integral part of these financial statements.

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          THREE MONTHS ENDED MARCH 31,
                                                         -----------------------------
                                                             2002              2003
                                                         ------------     ------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE
                                                                     AMOUNTS)
                                                          (UNAUDITED)      (UNAUDITED)

Net patient service revenue..........................    $     40,133     $     60,060
Operating expenses:
  Direct hospice care ...............................          19,306           29,311
  General and administrative ........................          13,379           17,497
  Stock-based compensation charges ..................             188              111
  Provision for uncollectible accounts ..............             653              844
  Depreciation and amortization .....................             309              504
                                                         ------------     ------------
                                                               33,835           48,267
                                                         ------------     ------------
Income from operations ..............................           6,298           11,793
Other income (expense):
  Interest income ...................................             185               95
  Interest expense ..................................             (96)             (71)
                                                         ------------     ------------
                                                                   89               24
                                                         ------------     ------------
Income before provision for income taxes ............           6,387           11,817
Provision for income taxes ..........................           2,363            4,608
                                                         ------------     ------------
Net income available to common stockholders..........    $      4,024     $      7,209
                                                         ============     ============
Net income per common share:
  Basic net income per common share..................    $       0.17     $       0.31
                                                         ============     ============
  Diluted net income per common share................    $       0.16     $       0.29
                                                         ============     ============
Weighted average shares outstanding:
  Basic .............................................          22,998           23,615
  Diluted ...........................................          24,482           24,579


   The accompanying notes are an integral part of these financial statements.

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                             -----------------------------
                                                                                 2002              2003
                                                                             ------------     ------------
                                                                                    (IN THOUSANDS)
                                                                                      (UNAUDITED)
Operating Activities
  Net income .............................................................   $      4,024     $      7,209
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization .......................................            309              504
     Amortization of deferred charges and debt discount...................              8                8
     Stock-based compensation ............................................            188              111
     Deferred tax expense ................................................           (306)              --
     Provision for uncollectible accounts ................................            653              844
     Changes in operating assets and liabilities, net of
       acquisitions:
       Accounts receivable ...............................................            324           (5,556)
       Other current assets ..............................................           (241)             901
       Accounts payable, accrued nursing home costs and ..................          1,531            8,282
                                                                             ------------     ------------
          other accrued expenses
       Net cash provided by operating activities..........................          6,490           12,303
Investing Activities
  Cash paid for acquisition ..............................................            (37)          (3,001)
  Increase in short-term investments .....................................        (11,704)         (13,076)
  Purchases of property and equipment ....................................           (440)            (550)
                                                                             ------------     ------------
       Net cash used in investing activities .............................        (12,181)         (16,627)
Financing Activities
  Proceeds from issuance of common stock .................................            135              418
  Proceeds from issuance of debt .........................................             15               --
  Payments on debt .......................................................           (254)            (252)
                                                                             ------------     ------------
       Net cash provided by (used in) financing
          activities .....................................................           (104)             166
                                                                             ------------     ------------
Net decrease in cash and cash equivalents ................................         (5,795)          (4,158)
Cash and cash equivalents, beginning of period ...........................         20,072            7,732
                                                                             ------------     ------------
Cash and cash equivalents, end of period .................................   $     14,277     $      3,574
                                                                             ============     ============
Supplemental Cash Flow Information
  Cash interest paid .....................................................   $         55     $         65
  Income taxes paid ......................................................   $      1,961     $      2,116

   The accompanying notes are an integral part of these financial statements.

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2003

1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements of Odyssey HealthCare, Inc. and its subsidiaries (the "Company"). In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 27, 2003.

     The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

Certain amounts have been reclassified to conform to the current presentation.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

    In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), which is required to be applied in fiscal years beginning after May 15, 2002, with early application encouraged. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4 "Reporting Gains and Losses From Extinguishment of Debt." SFAS 145 requires any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that do not meet the criteria in APB 30 for classification as an extraordinary item be reclassified into income from operations. The Company adopted the provisions of SFAS 145 on January 1, 2003 and if the Company incurs any gain or loss on retirement of debt, those gains or losses would be recorded in income from operations.

    In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses the accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of SFAS 146 did not have a material impact on the results of operations or financial position of the Company.

3.  ACQUISITIONS

    In February 2003, the Company purchased all the assets and business of Good Shepherd Hospice and Palliative Care Center, LLC, a hospice located in Waxahachie, Texas, with an average daily census of 104. The purchase price, including transaction costs, totaled $3.0 million. Assets acquired include licenses of $0.2 million, a non-compete agreement of $0.1 million, furniture and fixtures and goodwill of $2.7 million.

    In May 2003, the Company purchased all the assets and business of Mahogany Hospice Care, Inc., a hospice located in Memphis, Tennessee, with a patient census of 8. The purchase price, including transaction costs, totaled $1.3 million.

    Also in May 2003, the Company purchased all the assets and business of Homecare Hospice, Inc., a hospice located in Valdosta, Georgia, with a patient census of 15. The purchase price, including transaction costs, totaled $0.5 million.

    The Company has made acquisitions to expand its base of hospice locations. All acquisitions were accounted for under the purchase method of accounting. The results of operations have been included in the consolidated financial statements of the Company from the dates of acquisition.

    Unaudited pro forma consolidated results of operations of the Company for the three months ended March 31, 2002 and 2003 are presented below. Such pro forma presentation has been prepared assuming that the acquisition described in the first quarter of 2003 has been made as of January 1 of the year preceding the year of acquisition:

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                             -------------------------
                                                2002           2003
                                             ----------     ----------
                                               (IN THOUSANDS, EXCEPT
                                                 PER SHARE AMOUNTS)
Pro forma net patient service revenue ..     $   46,825     $   61,402
Pro forma net income ...................          4,668          7,322
Pro forma net income per common share:
  Basic net income available to common
     stockholders ......................     $     0.20     $     0.31
                                             ==========     ==========
  Diluted net income available to common
     stockholders ......................     $     0.19     $     0.30
                                             ==========     ==========


4.  COMMON STOCK

    On February 24, 2003, the Company completed a three-for-two stock split payable in the form of a fifty percent stock dividend. The accompanying consolidated financial statements and notes thereto have been restated for all periods presented to reflect the stock dividend.

5.  STOCK BASED COMPENSATION

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

    Prior to 2001, the Company had two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. APB 25 uses the intrinsic value method to account for options granted to employees. Stock-based compensation is generally not recognized since the option price is typically equal to the market value of the underlying common stock on the date of grant. During the years ended December 31, 2000 and 2001, the Company recorded aggregate deferred compensation for employees of $2.1 million and $1.5 million, respectively, representing the difference between the exercise prices of the stock options granted in fiscal year 2000 and 2001 under the Odyssey HealthCare, Inc. Stock Option Plan and 2001 Equity-Based Compensation Plan and the then deemed fair value of the common stock prior to the Company's initial public offering in November 2001. These amounts are being amortized to operations using the graded method. Under the graded method, approximately 46%, 26%, 15%, 9% and 4%, respectively, of each option's compensation expense is recognized in each of the five years following the date of the grant. For the three months ended March 31, 2002 and 2003, the Company amortized deferred compensation in the amount of $0.2 million and $0.1 million, respectively. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based compensation.

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                         ---------------------------
                                                             2002           2003
                                                         ------------   ------------
                                                               (IN THOUSANDS)
Net income, as reported ............................     $      4,024   $      7,209
Add: Stock-based employee compensation expense
  recorded, net of tax .............................              118             68

Deduct: Fair value stock-based employee compensation
  expense, net of tax ..............................             (160)          (303)
                                                         ------------   ------------
Pro forma net income ...............................     $      3,982   $      6,974
                                                         ============   ============
Earnings per share:
Basic - as reported ................................     $       0.17   $       0.31
Add: Stock-based employee compensation expense
  recorded, net of tax .............................             0.01           0.00

Deduct: Fair value stock-based employee compensation
  expense, net of tax ..............................            (0.01)         (0.01)
                                                         ------------   ------------
Basic - pro forma ..................................     $       0.17   $       0.30
                                                         ============   ============
Diluted - as reported ..............................     $       0.16   $       0.29
Add: Stock-based employee compensation expense
  recorded, net of tax .............................             0.01           0.00

Deduct: Fair value stock-based employee compensation
  expense, net of tax ..............................            (0.01)         (0.01)
                                                         ------------   ------------
Diluted - pro forma ................................     $       0.16   $       0.28
                                                         ============   ============



    The deemed fair value for options granted after the initial public offering was estimated at the date of grant using the Black-Scholes Model, which considers volatility. The following table illustrates the weighted average assumptions for the three months ended March 31, 2002 and 2003:


                                     March 31,
                             -------------------------
                               2002             2003
                             ---------       ---------
Risk free interest rate         4.55%           3.50%
Expected life.........        5 years         5 years
Expected volatility...         0.715           0.397
Expected dividend yield          --              --

 6.  NET INCOME PER COMMON SHARE

    The following table presents the calculation of basic and diluted net income per common share:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                      -----------------------------
                                                          2002              2003
                                                      ------------     ------------
                                                         (IN THOUSANDS, EXCEPT
                                                           PER SHARE AMOUNTS)
Numerator
  Numerator for diluted net income per share -
    net income available to common stockholders .     $      4,024     $      7,209
                                                      ============     ============
Denominator
  Denominator for basic net income per
     share - weighted average shares ............           22,998           23,615
  Effect of dilutive securities:
     Employee stock options .....................            1,421              945
     Series B Preferred Stock Warrants
       convertible to common stock ..............               63               19
                                                      ------------     ------------
  Denominator for diluted net income per
     share - adjusted weighted average shares
     and assumed or actual conversions ..........           24,482           24,579
                                                      ============     ============
Net income per common share:
  Basic net income per common share .............     $       0.17     $       0.31
                                                      ============     ============
  Diluted net income per common share ...........     $       0.16     $       0.29
                                                      ============     ============


7.  COMMITMENTS AND CONTINGENCIES

    The Company is involved in various legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, management believes the outcome of pending litigation will not have a material adverse effect, after considering the effect of the Company's insurance coverage, on the Company's consolidated financial statements.

    The Company's current general and professional liability policy does not provide coverage for claims that arise from acts that occurred prior to the policy's start date of April 12, 2000. From March 12, 1999 to April 12, 2000, Reliance National Insurance Company provided the Company's insurance coverage. Since April 12, 2000, Lexington Insurance Company, a subsidiary of American International Group, Inc., has provided the Company's insurance coverage. During the fourth quarter of 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania placed Reliance National Insurance Company in liquidation. As of March 31, 2003, the Company reserved $1.0 million to cover potential losses resulting from current and future litigation claims covered by Reliance National Insurance Company to the extent its assets are not sufficient to pay such claims. Although the Company believes that the amount reserved is adequate to cover its potential losses, the Company cannot assure that its losses will not exceed the amount reserved. The Company's profitability will be negatively impacted to the extent its actual losses exceed the amount reserved.

8.  SEGMENT REPORTING

    Prior to 2002, the Company evaluated the performance of, and allocated resources to, its hospice locations based on current operations and market assessments on a hospice-by-hospice basis. The Company's continued growth in 2002 reshaped these bases for evaluation and the Company now has geographically defined operating segments upon which to perform analysis and evaluate performance. The three months ended March 31, 2002 amounts have been restated to reflect the change in operating segments.

    The Company's chief operating decision maker currently evaluates performance and allocates resources primarily on the basis of cost per day of care and income from operations. The distribution of the Company's net patient service revenue, direct hospice care expenses, income (loss) from operations (which is used by management for operating performance review) and average daily census are summarized in the following tables.

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                   ------------------------------
                                       2002               2003
                                   ------------      ------------
                                           (IN THOUSANDS)
Net patient service revenue:
  Northeast ..................     $      2,524      $      3,913
  Southeast ..................            6,119            11,969
  Central ....................            4,106             4,593
  South ......................            8,211            12,492
  Midwest ....................            4,634             5,732
  Mountain ...................            8,739            12,876
  West .......................            5,800             8,485
  Corporate ..................               --                --
                                   ------------      ------------
                                   $     40,133      $     60,060
                                   ============      ============
Direct hospice care expenses:
  Northeast ..................     $      1,128      $      1,722
  Southeast ..................            2,961             5,746
  Central ....................            1,656             2,197
  South ......................            4,564             6,681
  Midwest ....................            1,846             2,731
  Mountain ...................            4,301             6,191
  West .......................            2,815             4,035
  Corporate ..................               35                 8
                                   ------------      ------------
                                   $     19,306      $     29,311
                                   ============      ============
Income (loss) from operations:
  Northeast ..................     $        884      $      1,558
  Southeast ..................            1,903             3,888
  Central ....................            1,773             1,334
  South ......................            2,010             3,610
  Midwest ....................            1,950             1,344
  Mountain ...................            2,478             4,477
  West .......................            1,567             2,742
  Corporate ..................           (6,267)           (7,160)
                                   ------------      ------------
                                   $      6,298      $     11,793
                                   ============      ============

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                   ------------------------------
                                       2002              2003
                                   ------------      ------------
Average Daily Census:
  Northeast ..................              235               349
  Southeast ..................              602             1,171
  Central ....................              433               463
  South ......................              796             1,181
  Midwest ....................              433               518
  Mountain ...................              704             1,004
  West .......................              487               677
                                   ------------      ------------
                                          3,690             5,363
                                   ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    Certain statements used in the following discussion and elsewhere in this Quarterly Report on Form 10-Q, including statements regarding our future financial position and results of operations, business strategy and plans and objectives of management for future operations and statements containing the words "believe", "may", "will", "estimate", "continue", "anticipate", "intend", "expect" and similar expressions, as they relate to us, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, which may cause our actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to (i) the effect of reductions in amounts paid to us by the Medicare and Medicaid programs, (ii) the effect of changes in healthcare licensure, regulation and payment methods, (iii) our dependence on patient referrals, (iv) our ability to develop new hospice locations in new markets or markets that we currently serve, (v) our ability to identify suitable hospices to acquire on favorable terms, (vi) our ability to integrate effectively the operations of acquired hospices, (vii) our ability to attract and retain key personnel and skilled employees, and (viii) our ability to obtain additional capital to finance growth. Given these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements, which reflect management's view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosure contained under the heading "Risk Factors" in our Form 10-K filed with the Securities and Exchange Commission on March 27, 2003.

    The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

OVERVIEW

    We are one of the largest providers of hospice care in the United States in terms of both average daily census and number of locations. We have grown rapidly since we opened our first hospice location in January 1996. Through the development of new hospice locations and a series of acquisitions, we now have 67 hospice locations to serve patients and their families in 26 states. We operate all of our hospice locations through our operating subsidiaries. During the three months ended March 31, 2003, our average daily census was 5,363 patients, which represents a 45.3% increase over our average daily census for the three months ended March 31, 2002 of 3,690 patients. Our net patient service revenue of $60.1 million for the three months ended March 31, 2003 represents an increase of 49.7% over our net patient service revenue of $40.1 million for the three months ended March 31, 2002. We reported net income of $7.2 million for the three months ended March 31, 2003, which represents an increase of 79.2% over our net income of $4.0 million for the three months ended March 31, 2002.

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

DEVELOPED HOSPICES

    In the first quarter of 2002, our Norfolk, Virginia hospice became Medicare and Medicaid certified. We continued development of the Chicago (South), Illinois, Tulsa, Oklahoma and Austin, Texas hospices and began development of new hospices in Montgomery, Alabama, Cleveland, Ohio and St. Louis, Missouri. These hospices have all since been Medicare and Medicaid certified.

    In the first quarter of 2003, our Cleveland, Ohio hospice became Medicare certified. In the second quarter of 2003, our Big Spring, Texas hospice became Medicare certified. We have started development of hospices in Philadelphia, Pennsylvania, Richmond, Virginia, Cincinnati, Ohio, Portland, Oregon, Santa Fe, New Mexico, Toledo, Ohio, and Mobile, Alabama.

ACQUISITIONS

    During 2002, we acquired twelve hospices for a combined purchase price of $19.9 million, and also acquired the remaining 33% interest in Hospice of Houston, L.P. for $1.1 million. We financed our acquisitions in 2002, including the interest in Hospice of Houston, with $21.3 million in cash from the proceeds of our initial public offering. These acquisitions occurred in the second, third and fourth quarters of 2002.

    In February 2003, we acquired one hospice for a purchase price of $3.0 million, with a patient census of 104. We financed our acquisition in 2003 with $3.0 million in cash from the proceeds of our initial public offering.

    In May 2003, we acquired two hospices for a combined purchase price of $1.8 million, with a combined patient census of 23. We financed these acquisitions with $1.8 million in cash from the proceeds of our initial public offering.

    We accounted for these acquisitions as purchases.

    Our strategy includes internal growth and expansion through developments and acquisitions. We continue to evaluate other potential acquisition opportunities.

    Goodwill from our hospice acquisitions was $49.2 million as of March 31, 2003. Goodwill was 45.3% of common stockholders' equity and 34.9% of total assets as of March 31, 2003. Under new rules issued by the Financial Accounting Standards Board, effective for fiscal 2002 and beyond, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the new rules. Other intangible assets continue to be amortized over their useful lives. During 2002, we adopted the new rules on accounting for goodwill and other intangible assets.

NET PATIENT SERVICE REVENUE

    Net patient service revenue is the estimated net realizable revenue from patients, Medicare, Medicaid, commercial insurance, managed care payors and others for services rendered. Payors may determine that the services provided are not covered and do not qualify for a payment or, for commercial payors, that payments are subject to usual and customary rates. To determine net patient service revenue, we adjust gross patient service revenue for estimated payment denials and contractual adjustments based on historical experience. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 94.6% and 94.0% of our net patient service revenue for the three months ended March 31, 2002 and 2003, respectively. Services provided under Medicaid programs represented approximately 3.0% and 3.4% of our net patient service revenue for the three months ended March 31, 2002 and 2003, respectively. The payments we receive from the Medicare and Medicaid programs are calculated using daily or hourly rates for each of the four main levels of care we deliver (routine home care, general inpatient care, continuous home care and respite care) and are adjusted based on geographic location.

    Routine home care is the largest component of our gross patient service revenue, representing 89.0% and 88.9% of gross patient service revenue for the three months ended March 31, 2002 and 2003, respectively. Inpatient care represented 8.9% and 9.1% of gross patient service revenue for the three months ended March 31, 2002 and 2003, respectively. Continuous home care and respite care, combined, represented most of the remaining gross patient service revenue for these periods.

    The principal factors that impact net patient service revenue are our average daily census, levels of care provided to our patients and changes in Medicare and Medicaid payment rates due to adjustments for inflation. Average daily census is affected by the number of patients referred by new and existing referral sources, and admitted into our hospice program, and average length of stay of those patients once admitted. Average length of stay is impacted by patients' decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay has increased from 63 days for the quarter ended March 31, 2002 to 69 days for the quarter ended March 31, 2003.

    Payment rates under the Medicare and Medicaid programs are indexed for inflation annually; however, the increases have historically been less than actual inflation. On October 1, 2002, the base Medicare payment rates for hospice care increased by approximately 3.4% over the base rates previously in effect. These rates were further adjusted by the hospice wage index. We are not aware of any planned reductions for the annual inflation index to be applied in 2003. However, any future reductions in the rate of increase in Medicare and Medicaid payments may have an adverse impact on our net patient service revenue and profitability.

EXPENSES

    Since we generally receive fixed payments for our hospice services, our profitability is largely dependent on our ability to manage the expenses of providing hospice services. We recognize expenses as incurred and classify expenses as either direct hospice care expenses or general and administrative expenses. Direct hospice care expenses primarily include direct patient care salaries and payroll taxes, pharmaceuticals, medical equipment and supplies, and inpatient costs. Length of stay impacts our direct hospice care expenses as a percentage of net patient service revenue because, if lengths of stay decline, direct hospice care expenses, which are often highest during the latter days of care for a patient, are spread against fewer days of care. Expenses are normally higher during the latter days of care, because patients generally require greater hospice services, including drugs, medical equipment and nursing care at that time due to their deteriorating medical condition. These increased expenses reduce our profitability because we generally receive fixed payments for our hospice services. In addition, cost pressures resulting from the use of more expensive forms of palliative care, including drugs and drug delivery systems, could negatively impact our profitability.

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

    The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for the periods indicated:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                  --------------------------
                                                     2002            2003
                                                  ----------      ----------
Direct hospice care expenses:
  Salaries and payroll taxes ................           27.7%           27.8%
  Pharmaceuticals ...........................            6.6             6.7
  Medical equipment and supplies ............            6.1             5.9
  Inpatient costs ...........................            2.3             3.2
  Other (including nursing home costs, net) .            5.4             5.2
                                                  ----------      ----------
     Total ..................................           48.1%           48.8%
                                                  ==========      ==========
General and administrative expenses:
  Salaries and benefits .....................           19.6%           17.5%
  Leases ....................................            2.8             2.6
  Other (including bad debts, travel, office
    supplies, printing and equipment rental).           12.5            10.4
                                                  ----------      ----------
     Total ..................................           34.9%           30.5%
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

    We have recorded deferred stock-based compensation charges related to unvested stock options granted to employees and directors during 2000 and 2001. Based on the number of outstanding stock options granted during 2000 and 2001, we expect to amortize approximately $0.7 million of deferred stock-based compensation during 2003 and in future periods. We expect to amortize this deferred stock-based compensation in the following approximate amounts:

    o $0.4 million during 2003 (of which $0.1 million has been amortized as of March 31, 2003);

    o $0.2 million during 2004; and

    o $0.1 million during 2005 and 2006.


PROVISION FOR INCOME TAXES

    Our provision for income taxes consists of current and deferred federal and state income tax expenses. Our effective tax rate in 2002 was 38%. We estimate that our effective tax rate will be approximately 39.0% during 2003 as there are no remaining net operating loss carryforwards or remaining valuation allowances.

RESULTS OF OPERATIONS

    The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the periods indicated:

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                           --------------------------
                                              2002            2003
                                           ----------      ----------
Net patient service revenue ..........          100.0%          100.0%
Operating expenses:
  Direct hospice care ................           48.1            48.8
  General and administrative .........           33.3            29.1
  Stock-based compensation charges ...            0.5             0.2
  Provision for uncollectible accounts            1.6             1.4
  Depreciation and amortization ......            0.8             0.8
                                           ----------      ----------
                                                 84.3            80.3
                                           ----------      ----------
Income from operations ...............           15.7            19.7
Other income (expense), net ..........            0.2             0.0
                                           ----------      ----------
Income before income taxes ...........           15.9            19.7
Provision for income taxes ...........            5.9             7.7
                                           ----------      ----------
Net income ...........................           10.0%           12.0%
                                           ==========      ==========

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Net Patient Service Revenue

    Net patient service revenue increased $19.9 million, or 49.7%, from $40.1 million for the three months ended March 31, 2002 to $60.1 million for the three months ended March 31, 2003 due primarily to an increase in average daily census of 1,673, or 45.3%, from 3,690 in 2002 to 5,363 in 2003. Increases in patient referrals from existing and new referral sources, resulting in increased billable days, and, to a lesser extent, increases in payment rates, provided approximately $12.1 million, or 60.9%, of this increase in net patient service revenue. The remaining increase of $7.8 million, or 39.1%, in net patient service revenue was due to the inclusion of net patient service revenue from hospices acquired and developed in 2002 and 2003. Net patient service revenue per day of care was $120.86 and $124.44 for the three months ended March 31, 2002 and 2003, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services, as well as a shift in the mix of level of care from routine home care to inpatient services. Medicare and Medicaid payments represented 97.6% and 97.4% of our net patient service revenue for the three months ended March 31, 2002 and 2003, respectively.

Direct Hospice Care Expenses

    Direct hospice care expenses increased $10.0 million, or 51.8%, from $19.3 million for the three months ended March 31, 2002 to $29.3 million for the three months ended March 31, 2003. This increase was primarily due to the growth of our operations at our existing hospices and, to a lesser extent, to hospices acquired in 2002 and 2003. As a percentage of net patient service revenue, direct hospice care expenses increased from 48.1% to 48.8% for the three months ended March 31, 2002 and 2003, respectively, primarily due to the growth of our operations through developed hospices as development costs are being generated prior to the acceptance of patients.

General and Administrative Expenses (Exclusive of Stock-Based Compensation)

    General and administrative expenses increased $4.1 million, or 30.8%, from $13.4 million for the three months ended March 31, 2002 to $17.5 million for the three months ended March 31, 2003. This increase was due to the growth of our operations at our hospice locations. As a percentage of net patient service revenue, general and administrative expenses decreased from 33.3% to 29.1% for the three months ended March 31, 2002 and 2003, respectively, due primarily to our hospice and corporate costs being spread over our increased patient census volume and, to a lesser extent, overall increases in Medicare payment rates.

Stock-Based Compensation Charges

    Stock-based compensation charges decreased $0.1 million, or 41.0%, from $0.2 million to $0.1 million for the three months ended March 31, 2002 and 2003, respectively. These charges related to stock options granted to management prior to our initial public offering with exercise prices below the deemed fair value of our common stock.

Provision for Uncollectible Accounts

    Our provision for uncollectible accounts increased $0.2 million, or 29.2%, from $0.6 million to $0.8 million for the three months ended March 31, 2002 and 2003, respectively, due primarily to our increased net patient service revenue. As a percentage of net patient service revenue, our provision for uncollectible accounts decreased from 1.6% to 1.4% for the three months ended March 31, 2002 and 2003, respectively.

Depreciation and Amortization Expense

    Depreciation and amortization expense increased $0.2 million, or 63.1%, from $0.3 million to $0.5 million for the three months ended March 31, 2002 and 2003, respectively. The increase was due to the amortization of non-compete agreements associated with our recent acquisitions and depreciation of acquired fixed assets in the latter part of 2002. As a percentage of net patient service revenue, depreciation and amortization expense remained at 0.8% for the three months ended March 31, 2002 and 2003.

Other Income (Expense)

    Other income (expense) decreased $65,000, or 73.0%, from income of $89,000 to income of $24,000 for the three months ended March 31, 2002 and 2003, respectively, due primarily to a decrease in interest income related to proceeds from our initial public offering being invested in new acquisitions and from a decrease in interest rates.

Provision for Income Taxes

    Our provision for income taxes was $2.4 million and $4.6 million for the three months ended March 31, 2002 and 2003, respectively. We had an effective income tax rate of 37% and 39% for the three months ended March 31, 2002 and 2003, respectively.

Net Income

    Net income increased $3.2 million, from $4.0 million to $7.2 million for the three months ended March 31, 2002 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal liquidity requirements have historically been for debt service, hospice acquisitions and development plans, working capital and other capital expenditures. We have financed these requirements primarily with borrowings under our credit facility, proceeds from the issuance of convertible preferred and common stock, warrants and debt, seller financing of hospice acquisitions, operating and capital leases, normal trade credit terms, and cash flows from operations. At March 31, 2003, we had cash and cash equivalents of $3.6 million and working capital of $55.9 million. At such date, we also had short-term investments of $39.0 million and an available borrowing capacity of $20.0 million under our credit agreement.

    Cash provided by operating activities was $6.5 million and $12.3 million for the three months ended March 31, 2002 and 2003, respectively. The increase in cash provided by operating activities from the prior year was primarily attributable to the increase in net income and by timing differences on accrued expenses.

    Investing activities, consisting primarily of cash paid to purchase hospices and property and equipment and to establish short-term investments, used cash of $12.2 million and $16.6 million for the three months ended March 31, 2002 and 2003, respectively.

    Net cash provided by (used in) financing activities was ($0.1) million and $0.2 million for the three months ended March 31, 2002 and 2003, respectively, and represented proceeds from the sale of capital stock and warrants, offset by payments on acquisition notes.

    In connection with our acquisition of seven hospice programs in 2001, we had issued promissory notes payable to the sellers. During the first quarter of 2002, we repaid in full the principal balance of one note and all accrued and unpaid interest in the aggregate amount of $0.3 million. During the first quarter of 2003, we repaid in full the principal balance of one note and all accrued and unpaid interest in the aggregate amount of $0.3 million.

    Our credit agreement with GE Capital Healthcare Financial Services provides us with a $20 million revolving line of credit for working capital, acquisitions and general corporate purposes. Borrowings outstanding under our revolving line of credit bear interest at fluctuating rates equal to 1.0% above the prime rate of interest designated by Citibank, with a floor of 10% per annum. Our revolving line of credit will mature on October 2, 2003. As of March 31, 2003, we had no outstanding borrowings under our credit agreement or accrued and unpaid interest. Our revolving line of credit is secured by all of our accounts receivable and any other right to payment for goods sold or leased or services rendered by us and all other property in our possession or under our control. We and our subsidiaries are subject to affirmative and negative covenants under our credit agreement, including:

    o limitations on indebtedness, mergers, acquisitions and dispositions of assets, dividends, investments and liens;

    o license maintenance covenants; and

    o financial maintenance covenants.

    We were in full compliance with our financial and other covenants as of March 31, 2003. We expect to let our line of credit expire in October of 2003. We do not foresee any additional credit needs in the next twelve to eighteen months.

    We have entered into an agreement to purchase a new accounting system during 2003. We plan to capitalize $0.5 million in 2003 related to this implementation.

    We have various commitments that could impact our liquidity as summarized below:

CONTRACTUAL OBLIGATIONS

                                                        PAYMENTS DUE BY PERIOD
                              ----------------------------------------------------------------------
                                             LESS THAN 1                                    AFTER 5
                                TOTAL           YEAR         1-3 YEARS      4-5 YEARS        YEARS
                              ----------     ----------     ----------     ----------     ----------
                                                          (IN THOUSANDS)
Accounting System .......     $      475     $      475     $       --     $       --     $       --
Long-Term Debt ..........             12              2              9              1             --
Capital Lease Obligations             10             10             --             --             --
Operating Leases ........         22,083          3,473         12,100          4,070          2,440
                              ----------     ----------     ----------     ----------     ----------
Total Contractual
  Obligations ...........     $   22,580     $    3,960     $   12,109     $    4,071     $    2,440
                              ==========     ==========     ==========     ==========     ==========

    We expect that our principal liquidity requirements will be for working capital, development plans, anticipated hospice acquisitions and other anticipated capital expenditures. We expect that our existing funds and cash flows from operations will be sufficient to fund our principal liquidity requirements for at least 12 months following the date of this Quarterly Report on Form 10-Q. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including payment for our services, regulatory changes and compliance with new regulations, expense levels, capital expenditures and future development of new hospice locations and acquisitions.

PAYMENT, LEGISLATIVE AND REGULATORY CHANGES

    We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could materially adversely affect our net patient service revenue and profits. For the three months ended March 31, 2003, Medicare and Medicaid services constitute 94.0% and 3.4% of our net patient service revenue, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. Fluctuations in interest rates on any future variable rate debt instruments, which are tied to the prime rate, would affect our earnings and cash flows but would not affect the fair market value of the variable rate debt.

ITEM 4.  CONTROLS AND PROCEDURES

    Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this Quarterly Report on Form 10-Q and concluded that such disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934. There have not been any significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation.

    Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. We are not aware of any legal proceedings pending or threatened that we expect would have a material adverse effect on us.

     Our current general and professional liability policy does not provide coverage for claims that arise from acts that occurred prior to the policy's start date of April 12, 2000. From March 12, 1999 to April 12, 2000, Reliance National Insurance Company provided our insurance coverage. Since April 12, 2000, Lexington Insurance Company, a subsidiary of American International Group, Inc., has provided our insurance coverage. During the fourth quarter of 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania placed Reliance National Insurance Company in liquidation. As of March 31, 2003, we reserved $1.0 million to cover potential losses resulting from current and future litigation claims covered by Reliance National Insurance Company to the extent its assets are not sufficient to pay such claims. Although we believe that the amount reserved is adequate to cover our potential losses, we cannot assure that our losses will not exceed the amount reserved. Our profitability will be negatively impacted to the extent our actual losses exceed the amount reserved.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

    During the quarter ended March 31, 2003, we utilized $3.0 million of the proceeds received by us in our initial public offering to complete the acquisition of a hospice located in Waxahachie, Texas. In May 2003, we utilized $1.8 million of the proceeds to complete the acquisition of two hospices located in Memphis, Tennessee and Valdosta, Georgia. The remaining $2.7 million of the net proceeds will be used to finance potential acquisitions of hospices, for the development of new hospice locations and for other general corporate purposes.

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
               Participating Preferred Stock (included as Exhibit A
               to the Rights Agreement (Exhibit 4.3 hereto))

    (b) Reports on Form 8-K:

         (1) Current report on Form 8-K (Item 9), dated January 27, 2003, announcing that on January 24, 2003, the Board of Directors of the Company authorized a three-for-two stock split payable in the form of a fifty percent stock dividend to be distributed on February 21, 2003, to stockholders of record at the close of business on February 6, 2003.

         (2) Current report on Form 8-K, dated February 26, 2003, disclosing a transcript of the fourth quarter and year end 2002 earnings conference call on February 25, 2003.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on the 14th day of May 2003.

                            ODYSSEY HEALTHCARE, INC.

                           By: /s/ RICHARD R. BURNHAM
                               -----------------------
                                   Richard R. Burnham
                Chief Executive Officer and Chairman of the Board
          (Duly authorized to sign this report on behalf of Registrant)

                           By: /s/ DOUGLAS B. CANNON
                               -----------------------
                                   Douglas B. Cannon
     Senior Vice President, Chief Financial Officer, Secretary and Treasurer
                  (Principal Financial and Accounting Officer)

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

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: May 14, 2003            /s/ RICHARD R. BURNHAM
                              -----------------------
                              Richard R. Burnham
                              Chief Executive Officer

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

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: May 14, 2003            /s/ DOUGLAS B. CANNON
                              -----------------------
                              Douglas B. Cannon
                              Chief Financial Officer