Form 10-Q
period 2003-06-30
ODYSSEY HEALTHCARE INC
filed 2003-08-13
CIK 1129623

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                   (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR


           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER 000-33267

                                 ---------------

                            ODYSSEY HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                              43-1723043
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

       717 N. HARWOOD, SUITE 1500
              DALLAS, TEXAS                             75201
(Address of principal executive offices)              (Zip Code)

                                 (214) 922-9711
              (Registrant's telephone number, including area code)

                                       N/A
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

    The number of outstanding shares of the issuer's class of capital stock as of August 8, 2003 was as follows: 35,881,230 shares (23,920,820 shares pre-split) of Common Stock, $.001 par value.

                                    FORM 10-Q

                            ODYSSEY HEALTHCARE, INC.
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS................................................     3
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS...........................................    11
         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........    18
         ITEM 4.  CONTROLS AND PROCEDURES.............................................    18

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS...................................................    19
         ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS............................    19
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................    19
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................    20

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,       JUNE 30,
                                                                           2002             2003
                                                                       ------------    ------------
                                                                       (IN THOUSANDS, EXCEPT SHARE
                                                                          AND PER SHARE AMOUNTS)
                                                                         (AUDITED)      (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ........................................   $      7,732    $        534
  Short-term investments ...........................................         25,898          43,579
  Accounts receivable from patient services, net of
     allowance for uncollectible accounts of $2,962 and
     $3,186 at December 31, 2002 and June 30, 2003, respectively ...         35,652          40,261
  Deferred tax assets ..............................................          1,752             368
  Income taxes receivable ..........................................            667             986
  Other current assets .............................................          2,172           3,209
                                                                       ------------    ------------
       Total current assets ........................................         73,873          88,937
Property and equipment, net ........................................          3,670           4,103
Debt issue costs, net ..............................................             25               8
Goodwill ...........................................................         46,527          50,252
Intangibles, net ...................................................          1,319           2,192
                                                                       ------------    ------------
       Total assets ................................................   $    125,414    $    145,492
                                                                       ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................................   $      2,158    $      3,546
  Accrued compensation .............................................          7,277           7,323
  Accrued nursing home costs .......................................          7,377           9,444
  Other accrued expenses ...........................................          5,289           4,886
  Current maturities of long-term debt and capital lease
     obligations ...................................................            274              18
                                                                       ------------    ------------
       Total current liabilities ...................................         22,375          25,217
Deferred tax liability .............................................          1,779           2,607
Other liabilities ..................................................            327              --
Commitments and contingencies
Stockholders' equity:
  Common stock, $.001 par value:
     Authorized shares -- 75,000,000
     Issued and outstanding shares -- 35,067,136 at
     December 31, 2002 and 35,881,230 at June 30, 2003 .............             35              36
  Additional paid-in capital .......................................         79,191          80,934
  Deferred compensation ............................................           (726)           (510)
  Retained earnings ................................................         22,433          37,208
                                                                       ------------    ------------
       Total stockholders' equity ..................................        100,933         117,668
                                                                       ------------    ------------
       Total liabilities and stockholders' equity ..................   $    125,414    $    145,492
                                                                       ============    ============

   The accompanying notes are an integral part of these financial statements.

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                       THREE MONTHS                    SIX MONTHS
                                                       ENDED JUNE 30,                ENDED JUNE 30,
                                               ----------------------------    ----------------------------
                                                   2002            2003            2002           2003
                                               ------------    ------------    ------------    ------------
                                                (IN THOUSANDS, EXCEPT PER       (IN THOUSANDS, EXCEPT PER
                                                      SHARE AMOUNTS)                  SHARE AMOUNTS)
                                                        (UNAUDITED)                    (UNAUDITED)
Net patient service revenue ................   $     46,636    $     64,896    $     86,770    $    124,956
Operating expenses:
  Direct hospice care ......................         22,649          31,985          41,955          61,295
  General and administrative ...............         15,454          19,112          29,022          36,720
  Provision for uncollectible accounts .....            647             994           1,300           1,838
  Depreciation and amortization ............            344             567             653           1,071
                                               ------------    ------------    ------------    ------------
                                                     39,094          52,658          72,930         100,924
                                               ------------    ------------    ------------    ------------
Income from operations .....................          7,542          12,238          13,840          24,032
Other income (expense):
  Interest income ..........................            140             117             325             212
  Interest expense .........................            (59)            (33)           (155)           (104)
                                               ------------    ------------    ------------    ------------
                                                         81              84             170             108
                                               ------------    ------------    ------------    ------------
Income before provision for income taxes ...          7,623          12,322          14,010          24,140

Provision for income taxes .................          2,891           4,755           5,254           9,365
                                               ------------    ------------    ------------    ------------
Net income .................................   $      4,732    $      7,567    $      8,756    $     14,775
                                               ============    ============    ============    ============
Net income per common share:
  Basic net income per common share ........   $       0.14    $       0.21    $       0.25    $       0.42
                                               ============    ============    ============    ============
  Diluted net income per common share ......   $       0.13    $       0.20    $       0.24    $       0.40
                                               ============    ============    ============    ============
Weighted average shares outstanding:
  Basic ....................................         34,739          35,643          34,618          35,533
  Diluted ..................................         36,815          37,194          36,631          36,972


   The accompanying notes are an integral part of these financial statements.

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                --------------------------
                                                                   2002           2003
                                                                -----------    -----------
                                                                       (IN THOUSANDS)
                                                                         (UNAUDITED)
Operating Activities
  Net income ................................................   $     8,756    $    14,775
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization ..........................           653          1,071
     Amortization of deferred charges and debt discount .....            17             17
     Stock-based compensation ...............................           363            216
     Deferred tax (benefit) expense .........................          (306)         2,212
     Provision for uncollectible accounts ...................         1,300          1,838
     Tax benefit realized for stock option exercises ........           440             48
     Changes in operating assets and liabilities, net of
       acquisitions:
       Accounts receivable ..................................        (4,031)        (6,774)
       Other current assets .................................        (1,243)        (1,356)
       Accounts payable, accrued nursing home costs and
          other accrued expenses ............................         1,338          3,098
                                                                -----------    -----------
       Net cash provided by operating activities ............         7,287         15,145
Investing Activities
  Cash paid for acquisitions ................................       (11,080)        (4,753)
  Increase in short-term investments ........................        (5,791)       (17,681)
  Purchases of property and equipment .......................        (1,091)        (1,349)
                                                                -----------    -----------
       Net cash used in investing activities ................       (17,962)       (23,783)
Financing Activities
  Proceeds from issuance of common stock ....................           155          1,696
  Proceeds from issuance of debt ............................            15             --
  Payments on debt ..........................................        (1,716)          (256)
                                                                -----------    -----------
       Net cash provided by (used in) financing
          activities ........................................        (1,546)         1,440
                                                                -----------    -----------
Net decrease in cash and cash equivalents ...................       (12,221)        (7,198)
Cash and cash equivalents, beginning of period ..............        20,072          7,732
                                                                -----------    -----------
Cash and cash equivalents, end of period ....................   $     7,851    $       534
                                                                ===========    ===========
Supplemental Cash Flow Information
  Cash interest paid ........................................   $       227    $        89
  Income taxes paid .........................................   $     2,116    $     7,804



   The accompanying notes are an integral part of these financial statements.

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2003

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

    The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

    In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 "Amendment of SFAS 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect SFAS 149 to have a material impact on the results of operations or financial position of the Company.

    In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning after July 1, 2003. The Company does not expect SFAS 150 to have a material impact on the results of operations or financial position of the Company.

3. ACQUISITIONS

    In February 2003, the Company purchased substantially all the assets and business of Good Shepherd Hospice and Palliative Care Center, LLC, a hospice located in Waxahachie, Texas, with a patient census of approximately 104. The purchase price, including transaction costs, totaled $3.0 million. Assets acquired include licenses of $0.2 million, a non-compete agreement of $0.1 million, and furniture and fixtures and goodwill of $2.7 million.

    In May 2003, the Company purchased substantially all the assets and business of Mahogany Hospice Care, Inc., a hospice located in Memphis, Tennessee, with a patient census of approximately 8. The purchase price, including transaction costs, totaled $1.3 million. Assets acquired include licenses of $0.3 million, a non-compete agreement of $0.2 million, and furniture and fixtures and goodwill of $0.8 million.

    Also in May 2003, the Company purchased substantially all the assets and business of Homecare Hospice, Inc., a hospice located in Valdosta, Georgia, with a patient census of approximately 15. The purchase price, including transaction costs, totaled $0.5 million. Assets acquired include licenses of $0.1 million, a non-compete agreement of $0.1 million, and furniture and fixtures and goodwill of $0.3 million.

    In August 2003, the Company purchased substantially all the assets and business of Omega Hospice, Ltd., a hospice located in Brownsville, Texas, with a patient census of approximately 60. The purchase price, including transaction costs, totaled $1.7 million.

    Also in August 2003, the Company purchased substantially all the assets and business of First State Hospice, LLC, a hospice located in Wilmington, Delaware, with a patient census of approximately 15. The purchase price, including transaction costs, totaled $0.5 million.

    On August 1, 2003, the Company entered into an agreement to purchase substantially all the assets of a hospice located in the Western United States for a purchase price of $11.8 million payable in cash. We expect to complete this acquisition during the third quarter of 2003 by utilizing a portion of the proceeds received by us in our initial public offering and from cash generated through our operations. Completion of this acquisition is subject to various conditions, including the accuracy of certain representations and warranties and the absence of any material change to the business and operations of the hospices to be acquired, and we cannot assure that these closing conditions will be satisfied or that the acquisition will be completed.

    The Company has made acquisitions to expand its base of hospice locations. All acquisitions were accounted for under the purchase method of accounting. The results of operations have been included in the consolidated financial statements of the Company from the dates of acquisition.

    Unaudited pro forma consolidated results of operations of the Company for the six months ended June 30, 2002 and 2003 are presented below. Such pro forma presentation has been prepared assuming that the acquisitions acquired through June 30, 2003, described above, have been made as of January 1 of the year preceding the year of acquisition:

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                        ------------------------
                                                           2002          2003
                                                        ----------    ----------
                                                          (IN THOUSANDS, EXCEPT
                                                           PER SHARE AMOUNTS)
      Pro forma net patient service revenue........     $   97,872    $  125,638
      Pro forma net income.........................          9,849        14,845
      Pro forma net income per common share:
        Basic......................................     $     0.28    $     0.42
                                                        ==========    ==========
        Diluted....................................     $     0.27    $     0.40
                                                        ==========    ==========

4. COMMON STOCK

    On February 24, 2003, the Company completed a three-for-two stock split payable in the form of a fifty percent stock dividend. The accompanying consolidated financial statements and notes thereto have been restated for all periods presented to reflect the stock dividend.

    On July 18, 2003, the Company announced that the Board of Directors of the Company had authorized a three-for-two stock split payable in the form of a fifty percent stock dividend to be distributed on August 12, 2003, to stockholders of record at the close of business on July 28, 2003. The accompanying consolidated financial statements and notes thereto have been restated for all periods presented to reflect the stock dividend.

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

    Prior to 2001, the Company had two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. APB 25 uses the intrinsic value method to account for options granted to employees. Stock-based compensation is generally not recognized since the option price is typically equal to the market value of the underlying common stock on the date of grant. During the years ended December 31, 2000 and 2001, the Company recorded aggregate deferred compensation for employees of $2.1 million and $1.5 million, respectively, representing the difference between the exercise prices of the stock options granted in fiscal year 2000 and 2001 under the Odyssey HealthCare, Inc. Stock Option Plan and 2001 Equity-Based Compensation Plan and the then deemed fair value of the common stock prior to the Company's initial public offering in November 2001. These amounts are being amortized to operations using the graded method. Under the graded method, approximately 46%, 26%, 15%, 9% and 4%, respectively, of each option's compensation expense is recognized in each of the five years following the date of the grant. For the three months ended June 30, 2002 and 2003, the Company amortized deferred compensation in the amount of $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2002 and 2003, the Company amortized $0.4 million and $0.2 million of deferred compensation, respectively. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based compensation.

                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                JUNE 30,                      JUNE 30,
                                                                       ------------------------      ----------------------
                                                                         2002            2003          2002          2003
                                                                       --------        --------      --------      --------
                                                                       (IN THOUSANDS, EXCEPT PER    (IN THOUSANDS, EXCEPT PER
                                                                            SHARE AMOUNTS)               SHARE AMOUNTS)
      Net income, as reported...................................       $  4,732        $  7,567      $  8,756      $ 14,775
      Add: Stock-based employee compensation expense
        recorded, net of tax....................................            109              64           227           132
      Deduct: Fair value stock-based employee compensation
        expense, net of tax.....................................           (221)           (443)         (476)         (931)
                                                                       --------        --------      --------      --------
      Pro forma net income......................................       $  4,620        $  7,188      $  8,507      $ 13,976
                                                                       ========        ========      ========      ========
      Earnings per share:
      Basic - as reported.......................................       $   0.14        $   0.21      $   0.25      $   0.42
      Add: Stock-based employee compensation expense
        recorded, net of tax....................................           0.00            0.00          0.01          0.00
      Deduct: Fair value stock-based employee compensation
        expense, net of tax.....................................          (0.01)          (0.01)        (0.01)        (0.03)
                                                                       --------        --------      --------      --------
      Basic - pro forma.........................................       $   0.13        $   0.20      $   0.25      $   0.39
                                                                       ========        ========      ========      ========
      Diluted - as reported.....................................       $   0.13        $   0.20      $   0.24      $   0.40
      Add: Stock-based employee compensation expense
        recorded, net of tax....................................           0.00            0.00          0.00          0.00
      Deduct: Fair value stock-based employee compensation
        expense, net of tax.....................................          (0.01)          (0.01)        (0.01)        (0.02)
                                                                       --------        --------      --------      --------
      Diluted - pro forma.......................................       $   0.12        $   0.19      $   0.23      $   0.38
                                                                       ========        ========      ========      ========

    6. NET INCOME PER COMMON SHARE

    The following table presents the calculation of basic and diluted net income per common share:

                                                              THREE MONTHS               SIX MONTHS
                                                                 ENDED                      ENDED
                                                                JUNE 30,                  JUNE 30,
                                                         ------------------------   -----------------------
                                                            2002          2003         2002         2003
                                                         ----------    ----------   ----------   ----------
                                                        (IN THOUSANDS, EXCEPT PER    (IN THOUSANDS, EXCEPT
                                                             SHARE AMOUNTS)             PER SHARE AMOUNTS)
    Numerator
      Numerator for diluted net income per share -
        net income.......................................$    4,732    $    7,567   $    8,756   $   14,775
                                                         ==========    ==========   ==========   ==========
    Denominator
      Denominator for basic net income per
         share - weighted average shares..................   34,739        35,643       34,618       35,533
      Effect of dilutive securities:
         Employee stock options...........................    1,981         1,522        1,918        1,410
         Series B Preferred Stock Warrants
           convertible to common stock....................       95            29           95           29
                                                          ---------    ----------   ----------   ----------
      Denominator for diluted net income per
         share - adjusted weighted average shares
         and assumed or actual conversions................   36,815        37,194       36,631       36,972
                                                          =========    ==========   ==========   ==========
    Net income per common share:
      Basic net income per common share..................$     0.14    $     0.21   $     0.25   $     0.42
                                                         ==========    ==========   ==========   ==========
      Diluted net income per common share................$     0.13    $     0.20   $     0.24   $     0.40
                                                         ==========    ==========   ==========   ==========

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

    The Company's current general and professional liability policy does not provide coverage for claims that arise from acts that occurred prior to the policy's start date of April 12, 2000. From March 12, 1999 to April 12, 2000, Reliance National Insurance Company provided the Company's insurance coverage. Since April 12, 2000, Lexington Insurance Company, a subsidiary of American International Group, Inc., has provided the Company's insurance coverage. During the fourth quarter of 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania placed Reliance National Insurance Company in liquidation. As of June 30, 2003, the Company recorded $1.0 million to cover potential losses resulting from current and future litigation claims covered by Reliance National Insurance Company to the extent its assets are not sufficient to pay such claims. Although the Company believes that the amount recorded is adequate to cover its potential losses, the Company cannot assure that its losses will not exceed the amount recorded. The Company's profitability will be negatively impacted to the extent its actual losses exceed the amount recorded.

8. SEGMENT REPORTING

    Prior to 2002, the Company evaluated the performance of, and allocated resources to, its hospice locations based on current operations and market assessments on a hospice-by-hospice basis. The Company's continued growth in 2002 reshaped these bases for evaluation and the Company now has geographically defined operating segments upon which to perform analysis and evaluate performance. The three months and six months ended June 30, 2002 amounts have been restated to reflect the change in operating segments.

    The Company's chief operating decision maker currently evaluates performance and allocates resources primarily on the basis of cost per day of care and income from operations. The distribution of the Company's net patient service revenue, direct hospice care expenses, income (loss) from operations (which is used by management for operating performance review) and average daily census are summarized in the following tables:

                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                              JUNE 30,                      JUNE 30,
                                      ------------------------      ------------------------
                                        2002           2003           2002           2003
                                      ---------      ---------      ---------      ---------
                                           (IN THOUSANDS)                (IN THOUSANDS)
Net patient service revenue:
  Northeast......................     $   2,860      $   3,793      $   5,384      $   7,706
  Southeast......................         9,195         12,727         15,315         24,696
  Central........................         4,360          5,464          8,466         10,058
  South..........................         9,518         13,631         17,730         26,123
  Midwest........................         5,114          6,149          9,748         11,881
  Mountain.......................         9,232         13,901         17,970         26,777
  West...........................         6,357          9,231         12,157         17,715
  Corporate......................            --             --             --             --
                                      ---------      ---------      ---------      ---------
                                      $  46,636      $  64,896      $  86,770      $ 124,956
                                      =========      =========      =========      =========
Direct hospice care expenses:
  Northeast......................     $   1,299      $   1,804      $   2,427      $   3,526
  Southeast......................         4,414          6,229          7,375         11,975
  Central........................         1,875          2,519          3,531          4,716
  South..........................         5,261          7,231          9,826         13,912
  Midwest........................         2,228          2,949          4,074          5,680
  Mountain.......................         4,501          6,657          8,802         12,848
  West...........................         3,045          4,590          5,860          8,624
  Corporate......................            26              6             60             14
                                      ---------      ---------      ---------      ---------
                                      $  22,649      $  31,985      $  41,955      $  61,295
                                      =========      =========      =========      =========
Income (loss) from operations:
  Northeast......................     $     922      $   1,008      $   1,806      $   2,567
  Southeast......................         3,092          3,891          4,995          7,780
  Central........................         1,802          1,913          3,575          3,247
  South..........................         2,666          3,846          4,676          7,456
  Midwest........................         1,828          1,892          3,778          3,236
  Mountain.......................         2,827          4,969          5,305          9,446
  West...........................         1,945          2,887          3,512          5,629
  Corporate......................        (7,540)        (8,168)       (13,807)       (15,329)
                                      ---------      ---------      ---------      ---------
                                      $   7,542      $  12,238      $  13,840      $  24,032
                                      =========      =========      =========      =========

                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                        ----------------------        --------------------
                                         2002            2003          2002          2003
                                        ------          ------        ------        ------
Average Daily Census:
  Northeast..............                  267             337           251           343
  Southeast..............                  921           1,237           763         1,204
  Central................                  454             539           444           501
  South..................                  915           1,293           855         1,237
  Midwest................                  474             541           453           530
  Mountain...............                  729           1,088           717         1,046
  West...................                  529             723           508           700
                                        ------          ------        ------        ------
                                         4,289           5,758         3,991         5,561
                                        ======          ======        ======        ======

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

OVERVIEW

    We are one of the largest providers of hospice care in the United States in terms of both average daily census and number of locations. We have grown rapidly since we opened our first hospice location in January 1996. Through the development of new hospice locations and a series of acquisitions, we now have 73 hospice locations to serve patients and their families in 29 states. We operate all of our hospice locations through our operating subsidiaries. During the three months ended June 30, 2003, our average daily census was 5,758 patients, which represents a 34.3% increase over our average daily census for the three months ended June 30, 2002 of 4,289 patients. During the six months ended June 30, 2003, our average daily census was 5,561 patients, which represents a 39.3% increase over our average daily census for the six months ended June 30, 2002 of 3,991 patients. Our net patient service revenue of $64.9 million for the three months ended June 30, 2003 represents an increase of 39.2% over our net patient service revenue of $46.6 million for the three months ended June 30, 2002. Our net patient service revenue of $125.0 million for the six months ended June 30, 2003 represents an increase of 44.0% over our net patient service revenue of $86.8 million for the six months ended June 30, 2002. We reported net income of $7.6 million for the three months ended June 30, 2003, which represents an increase of 59.9% over our net income of $4.7 million for the three months ended June 30, 2002. We reported net income of $14.8 million for the six months ended June 30, 2003, which represents an increase of 68.7% over our net income of $8.8 million for the six months ended June 30, 2003.

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

    On July 18, 2003, we announced that our Board of Directors had authorized a three-for-two stock split payable in the form of a fifty percent stock dividend to be distributed on August 12, 2003, to stockholders of record at the close of business on July 28, 2003. We had approximately 23.9 million shares of common stock outstanding at the close of business on July 28, 2003 and issued approximately 12.0 million shares of common stock to the stockholders of record.

DEVELOPED HOSPICES

    In the first quarter of 2002, our Norfolk, Virginia hospice became Medicare and Medicaid certified. We continued development of the Chicago (South), Illinois; Tulsa, Oklahoma; and Austin, Texas hospices and began development of new hospices in Montgomery, Alabama; Cleveland, Ohio; and St. Louis, Missouri. These hospices have all since been Medicare and Medicaid certified.

    During the second quarter of 2002, our Austin, Texas; and Montgomery, Alabama hospices received Medicare certification. We continued development of the Chicago (South), Illinois; Tulsa, Oklahoma; Cleveland, Ohio; and St. Louis, Missouri hospices.

    In the first quarter of 2003, our Cleveland, Ohio hospice became Medicare certified.

    In the second quarter of 2003, our Big Spring, Texas; Portland, Oregon; and Philadelphia, Pennsylvania hospices received Medicare certification. We have started development of hospices in Richmond, Virginia; Cincinnati, Ohio; Santa Fe, New Mexico; Toledo, Ohio; Mobile, Alabama; Fargo, North Dakota; Athens, Georgia; and Arlington, Virginia.

    In the third quarter of 2003, we have started development of a hospice in Warwick, Rhode Island.

ACQUISITIONS

    During the second quarter of 2002, we acquired five hospices for a combined purchase price of $11.0 million. We financed these acquisitions with $11.0 million in cash proceeds from our initial public offering.

    During the remainder of 2002, we acquired seven hospices for a combined purchase price of $8.9 million, and also acquired the remaining 33% interest in Hospice of Houston, L.P. for $1.1 million. We financed these acquisitions, including the interest in Hospice of Houston, with $10.3 million in cash from the proceeds of our initial public offering. These acquisitions occurred in the third and fourth quarters of 2002.

    During the first quarter of 2003, we acquired one hospice for a purchase price of $3.0 million, with a patient census of 104. We financed our acquisition with $3.0 million in cash from the proceeds of our initial public offering.

    During the second quarter of 2003, we acquired two hospices for a combined purchase price of $1.8 million, with a combined patient census of 23. We financed these acquisitions with $1.8 million in cash from the proceeds of our initial public offering.

    In August 2003, we acquired two hospices for a combined purchase price of $2.2 million, with a combined patient census of approximately 75. We financed these acquisitions with $2.2 million in cash from the proceeds of our initial public offering.

    We accounted for these acquisitions as purchases.

    On August 1, 2003, we entered into an agreement to purchase substantially all the assets of a hospice located in the Western United States for a purchase price of $11.8 million payable in cash. We expect to complete this acquisition during the third quarter of 2003 by utilizing a portion of the proceeds received by us in our initial public offering and from cash generated through our operations. Completion of this acquisition is subject to various conditions, including the accuracy of certain representations and warranties and the absence of any material change to the business and operations of the hospices to be acquired, and we cannot assure that these closing conditions will be satisfied or that the acquisition will be completed.

    Our strategy includes internal growth and expansion through developments and acquisitions. We continue to evaluate other potential acquisition opportunities.

    Goodwill from our hospice acquisitions was $50.3 million as of June 30, 2003. Goodwill was 42.7% of common stockholders' equity and 34.5% of total assets as of June 30, 2003. Under new rules issued by the Financial Accounting Standards Board, effective for fiscal 2002 and beyond, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the new rules. Other intangible assets continue to be amortized over their useful lives. We adopted the new rules on accounting for goodwill and other intangible assets during 2002.

NET PATIENT SERVICE REVENUE

    Net patient service revenue is the amount we believe we are entitled to collect for our services, adjusted as described below. The amount we believe we are entitled to collect for our services varies depending on the level of care provided, the payor and the geographic area where services are rendered. Net patient service revenue includes adjustments for charity care and estimated payment denials (which we experience from time to time for reasons such as our failure to submit complete and accurate claim documentation, our failure to provide timely written physician certifications as to patient eligibility, or the payor deems the patient ineligible for insurance coverage), contractual adjustments, amounts we estimate we could be required to repay to Medicare, such as payments that we would be required to make in the event that any of our programs exceed the annual per-beneficiary cap, and subsequent changes to initial level of care determinations. We adjust our estimates from time to time based on our billing and collection experience. We believe that we can reasonably estimate such adjustments to net patient service revenue because we have significant historical experience and because we have a centralized billing and collection department that continually monitors the factors that could potentially result in a change in estimates. There were no material changes in estimates to net patient service revenue for the six months ended June 30, 2002 and 2003. We recognize net patient service revenue once the patient's hospice eligibility has been certified, the patent's coverage from a payment source has been verified and services have been provided to that patient.

    We operate under arrangements with Medicare, Medicaid and other third-party payors pursuant to which these payors reimburse us for services we provide to hospice-eligible patients these payors cover, subject to our submission of adequate and timely claim documentation. We have a patient intake process that screens patients for hospice eligibility and identifies whether their care will be covered by Medicare, Medicaid, private insurance, managed care or self-pay. Whether Medicare or Medicaid will continue to provide reimbursement for hospice care is dependent upon governmental policies.

    Services provided under the Medicare program represented approximately 94.7% and 93.3% of our net patient service revenue for the three months ended June 30, 2002 and 2003, respectively, and 94.6% and 93.6% of our net patient service revenue for the six months ended June 30, 2002 and 2003, respectively. Services provided under Medicaid programs represented approximately 2.8% and 4.2% of our net patient service revenue for the three months ended June 30, 2002 and 2003, respectively, and 2.9% and 3.8% of our net patient service revenue for the six months ended June 30, 2002 and 2003, respectively. The payments we receive from the Medicare and Medicaid programs are calculated using daily or hourly rates for each of the four main levels of care we deliver (routine home care, general inpatient care, continuous home care and respite care) and are adjusted based on geographic location.

    Routine home care is the largest component of our gross patient service revenue, representing 89.9% and 89.5% of gross patient service revenue for the three months ended June 30, 2002 and 2003, respectively, and 89.5% and 89.2% of gross patient service revenue for the six months ended June 30, 2002 and 2003. Inpatient care represented 8.1% and 8.6% of gross patient service revenue for the three months ended June 30, 2002 and 2003, respectively, and 8.5% and 8.8% of gross patient service revenue for the six months ended June 30, 2002 and 2003. Continuous home care and respite care, combined, represented most of the remaining gross patient service revenue for these periods.

    The principal factors that impact net patient service revenue are our average daily census, levels of care provided to our patients and changes in Medicare and Medicaid payment rates due to adjustments for inflation. Average daily census is affected by the number of patients referred by new and existing referral sources, and admitted into our hospice program, and average length of stay of those patients once admitted. Average length of stay is impacted by patients' decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay has increased from 63 days for the quarter ended June 30, 2002 to 74 days for the quarter ended June 30, 2003 and has increased from 63 days for the six months ended June 30, 2002 to 71 days for the six months ended June 30, 2003.

    Payment rates under the Medicare and Medicaid programs are indexed for inflation annually; however, the increases have historically been less than actual inflation. On October 1, 2002, the base Medicare payment rates for hospice care increased by approximately 3.4% over the base rates previously in effect. These rates were further adjusted by the hospice wage index. The Centers for Medicare and Medicaid Services recently announced a net 3.4% increase in Medicare hospice reimbursement rates effective October 1, 2003. These rates will be further adjusted by the hospice wage index. In the future, any decreases in or reductions in the rate of increase in Medicare and Medicaid payments will likely have an adverse impact on our net patient service revenue and profitability.

MEDICARE AND MEDICAID REGULATION

    We are subject to certain limitations on Medicare payments for services. Specifically, if the number of inpatient care days of care any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provides to all patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of our hospice programs exceeded the payment limits on inpatient services for the six months ended June 30, 2002 and 2003.

    We are also subject to a Medicare annual per-beneficiary cap. Compliance with the Medicare per-beneficiary cap is measured by comparing the cost of services provided to each Medicare beneficiary by each hospice program during the Medicare fiscal year ending October 31 to the per-beneficiary cap amount for each Medicare beneficiary in such program who elects to receive the Medicare hospice benefit for the first time during such fiscal year.

EXPENSES

    Since we generally receive fixed payments for our hospice services, our profitability is largely dependent on our ability to manage the expenses of providing hospice services. We recognize expenses as incurred and classify expenses as either direct hospice care expenses or general and administrative expenses. Direct hospice care expenses primarily include direct patient care salaries and payroll taxes, pharmaceuticals, medical equipment and supplies, and inpatient costs. Length of stay impacts our direct hospice care expenses as a percentage of net patient service revenue because, if lengths of stay decline, direct hospice care expenses, which are often highest during the latter days of care for a patient, are spread against fewer days of care. Expenses are normally higher during the latter days of care because patients generally require greater hospice services, including drugs, medical equipment and nursing care at that time due to their deteriorating medical condition. These increased expenses reduce our profitability because we generally receive fixed payments for our hospice services. In addition, cost pressures resulting from the use of more expensive forms of palliative care, including drugs and drug delivery systems, could negatively impact our profitability.

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

    The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for the periods indicated:

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                       --------------------            -------------------
                                                        2002           2003             2002          2003
                                                       -----          -----            -----         -----
Direct hospice care expenses:
  Salaries and payroll taxes....................        28.0%          28.4%            27.9%         28.2%
  Pharmaceuticals...............................         7.2            6.6              6.9           6.6
  Medical equipment and supplies................         5.9            6.0              6.0           5.9
  Inpatient costs...............................         2.1            2.7              2.2           2.9
  Other (including nursing home costs, net) ....         5.3            5.6              5.4           5.4
                                                       -----          -----            -----         -----
     Total......................................        48.5%          49.3%            48.4%         49.0%
                                                       =====          =====            =====         =====
General and administrative expenses:
  Salaries and benefits.........................        19.8%          18.8%            20.3%         18.3%
  Leases........................................         2.5            2.6              2.7           2.6
  Other (including bad debts, travel, office
    supplies, printing and equipment rental)....        12.3            9.5             11.9          10.0
                                                       -----          -----            -----         -----
     Total......................................        34.6%          30.9%            34.9%         30.9%
                                                       =====          =====            =====         =====

PROVISION FOR INCOME TAXES

    Our provision for income taxes consists of current and deferred federal and state income tax expenses. Our effective tax rate in 2002 was approximately 38%. We estimate that our effective tax rate will be approximately 39% during 2003.

RESULTS OF OPERATIONS

    The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the periods indicated:

                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                              --------------------       --------------------
                                               2002          2003         2002          2003
                                              ------        ------       ------        ------
Net patient service revenue.............       100.0%        100.0%       100.0%        100.0%
Operating expenses:
  Direct hospice care...................        48.5          49.3         48.4          49.0
  General and administrative............        33.2          29.4         33.4          29.4
  Provision for uncollectible accounts           1.4           1.5          1.5           1.5
  Depreciation and amortization.........         0.7           0.9          0.7           0.9
                                              ------        ------       ------        ------
                                                83.8          81.1         84.0          80.8
                                              ------        ------       ------        ------
Income from operations..................        16.2          18.9         16.0          19.2
Other income (expense), net.............         0.1           0.1          0.2           0.1
                                              ------        ------       ------        ------
Income before income taxes..............        16.3          19.0         16.2          19.3
Provision for income taxes..............         6.2           7.3          6.1           7.5
                                              ------        ------       ------        ------
Net income..............................        10.1%         11.7%        10.1%         11.8%
                                              ======        ======       ======        ======

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Net Patient Service Revenue

    Net patient service revenue increased $18.3 million, or 39.2%, from $46.6 million for the three months ended June 30, 2002 to $64.9 million for the three months ended June 30, 2003 due primarily to an increase in average daily census of 1,469, or 34.3%, from 4,289 in 2002 to 5,758 in 2003. Increases in patient referrals from existing and new referral sources, resulting in increased billable days, and, to a lesser extent, increases in payment rates, provided approximately $12.5 million, or 68.3%, of this increase in net patient service revenue. The remaining increase of $5.8 million, or 31.7%, in net patient service revenue was due to the inclusion of net patient service revenue from hospices acquired and developed in 2002 and 2003. Net patient service revenue per day of care was $119.48 and $123.86 for the three months ended June 30, 2002 and 2003, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services, as well as a shift in the mix of level of care from routine home care to inpatient services. Medicare and Medicaid payments represented 97.5% of our net patient service revenue for both the three months ended June 30, 2002 and 2003.

Direct Hospice Care Expenses

    Direct hospice care expenses increased $9.3 million, or 41.2%, from $22.6 million for the three months ended June 30, 2002 to $32.0 million for the three months ended June 30, 2003. This increase was primarily due to the growth of our operations at our existing hospices and, to a lesser extent, to hospices acquired in 2002 and 2003. As a percentage of net patient service revenue, direct hospice care expenses increased from 48.5% to 49.3% for the three months ended June 30, 2002 and 2003, respectively, primarily due to the growth of our operations through developed hospices as development costs are being generated prior to the acceptance of patients.

General and Administrative Expenses

    General and administrative expenses increased $3.7 million, or 23.7%, from $15.5 million for the three months ended June 30, 2002 to $19.1 million for the three months ended June 30, 2003. This increase was due to the growth of our operations at our hospice locations. As a percentage of net patient service revenue, general and administrative expenses decreased from 33.2% to 29.4% for the three months ended June 30, 2002 and 2003, respectively, due primarily to our hospice and corporate costs being spread over our increased net patient service revenue.

Provision for Uncollectible Accounts

    Our provision for uncollectible accounts increased $0.3 million, or 53.6%, from $0.6 million to $1.0 million for the three months ended June 30, 2002 and 2003, respectively, due primarily to our increased net patient service revenue. As a percentage of net patient service revenue, our provision for uncollectible accounts increased from 1.4% to 1.5% for the three months ended June 30, 2002 and 2003, respectively.

Depreciation and Amortization Expense

    Depreciation and amortization expense increased $0.2 million, or 64.8%, from $0.3 million to $0.6 million for the three months ended June 30, 2002 and 2003, respectively. The increase was due to the amortization of non-compete agreements associated with our recent acquisitions and depreciation of acquired fixed assets in the latter part of 2002 and 2003. As a percentage of net patient service revenue, depreciation and amortization expense increased from 0.7% to 0.9% for the three months ended June 30, 2002 and 2003, respectively.

Other Income (Expense)

    Other income (expense) increased $3,000, or 3.7%, from income of $81,000 to income of $84,000 for the three months ended June 30, 2002 and 2003, respectively, due primarily to a decrease in interest expense due to paying off our acquisition notes in the latter part of 2002 and beginning of 2003, offset by a decrease in interest income related to proceeds from our initial public offering being invested in new acquisitions and from a decrease in interest rates on our short-term investments.

Provision for Income Taxes

    Our provision for income taxes was $2.9 million and $4.8 million for the three months ended June 30, 2002 and 2003, respectively. We had an effective income tax rate of approximately 38% and 39% for the three months ended June 30, 2002 and 2003, respectively.

Net Income

    Net income increased $2.8 million, from $4.7 million to $7.6 million for the three months ended June 30, 2002 and 2003, respectively.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Net Patient Service Revenue

    Net patient service revenue increased $38.2 million, or 44.0%, from $86.8 million for the six months ended June 30, 2002 to $125.0 million for the six months ended June 30, 2003 due primarily to an increase in average daily census of 1,570, or 39.3%, from 3,991 in 2002 to 5,561 in 2003. Increases in patient referrals from existing and new referral sources, resulting in increased billable days, and, to a lesser extent, increases in payment rates, provided approximately $24.6 million, or 64.4%, of this increase in net patient service revenue. The remaining increase of $13.6 million, or 35.6%, in net patient service revenue was due to the inclusion of net patient service revenue from hospices acquired and developed in 2002 and 2003. Net patient service revenue per day of care was $120.12 and $124.13 for the six months ended June 30, 2002 and 2003, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services, as well as a shift in the mix of level of care from routine home care to inpatient services. Medicare and Medicaid payments represented 97.5% and 97.4% of our net patient service revenue for the six months ended June 30, 2002 and 2003, respectively.

Direct Hospice Care Expenses

    Direct hospice care expenses increased $19.3 million, or 46.1%, from $42.0 million for the six months ended June 30, 2002 to $61.3 million for the six months ended June 30, 2003. This increase was primarily due to the growth of our operations at our existing hospices and, to a lesser extent, to hospices acquired in 2002 and 2003. As a percentage of net patient service revenue, direct hospice care expenses increased from 48.4% to 49.0% for the six months ended June 30, 2002 and 2003, respectively, primarily due to the growth of our operations through developed hospices as development costs are being generated prior to the acceptance of patients.

General and Administrative Expenses

    General and administrative expenses increased $7.7 million, or 26.5%, from $29.0 million for the six months ended June 30, 2002 to $36.7 million for the six months ended June 30, 2003. This increase was due to the growth of our operations at our hospice locations. As a percentage of net patient service revenue, general and administrative expenses decreased from 33.4% to 29.4% for the six months ended June 30, 2002 and 2003, respectively, due primarily to our hospice and corporate costs being spread over our increased net patient service revenue.

Provision for Uncollectible Accounts

    Our provision for uncollectible accounts increased $0.5 million, or 41.4%, from $1.3 million to $1.8 million for the six months ended June 30, 2002 and 2003, respectively, due primarily to our increased net patient service revenue. As a percentage of net patient service revenue, our provision for uncollectible accounts remained at 1.5% for the six months ended June 30, 2002 and 2003.

Depreciation and Amortization Expense

    Depreciation and amortization expense increased $0.4 million, or 64.0%, from $0.7 million to $1.1 million for the six months ended June 30, 2002 and 2003, respectively. The increase was due to the amortization of non-compete agreements associated with our recent acquisitions and depreciation of acquired fixed assets in the latter part of 2002 and 2003. As a percentage of net patient service revenue, depreciation and amortization expense increased from 0.7% to 0.9% for the six months ended June 30, 2002 and 2003, respectively.

Other Income (Expense)

    Other income (expense) decreased $0.1 million, or 36.5%, from income of $0.2 million to income of $0.1 million for the six months ended June 30, 2002 and 2003, respectively, due primarily to a decrease in interest income related to proceeds from our initial public offering being invested in new acquisitions and from a decrease in interest rates on our short-term investments.

Provision for Income Taxes

    Our provision for income taxes was $5.3 million and $9.4 million for the six months ended June 30, 2002 and 2003, respectively. We had an effective income tax rate of approximately 38% and 39% for the six months ended June 30, 2002 and 2003, respectively.

Net Income

    Net income increased $6.0 million, from $8.8 million to $14.8 million for the six months ended June 30, 2002 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal liquidity requirements have historically been for debt service, hospice acquisitions and development plans, working capital and other capital expenditures. We have financed these requirements primarily with borrowings under our credit facility, proceeds from the issuance of convertible preferred and common stock, warrants and debt, seller financing of hospice acquisitions, operating and capital leases, normal trade credit terms, and cash flows from operations. At June 30, 2003, we had cash and cash equivalents of $0.5 million and working capital of $63.7 million. At such date, we also had short-term investments of $43.6 million and an available borrowing capacity of $20.0 million under our credit agreement.

    Cash provided by operating activities was $7.3 million and $15.1 million for the six months ended June 30, 2002 and 2003, respectively. The increase in cash provided by operating activities from the prior year was primarily attributable to the increase in net income and corresponding cash collections.

    Investing activities, consisting primarily of cash paid to purchase hospices and property and equipment and to establish short-term investments, used cash of $18.0 million and $23.8 million for the six months ended June 30, 2002 and 2003, respectively.

    Net cash provided by (used in) financing activities was ($1.5) million and $1.4 million for the six months ended June 30, 2002 and 2003, respectively, and represented proceeds from the sale of common stock and warrants, offset by payments on acquisition notes.

    In connection with our acquisition of seven hospice programs in 2001, we had issued promissory notes payable to the sellers. During the first quarter of 2002, we repaid in full the principal balance of one note and all accrued and unpaid interest in the aggregate amount of $0.3 million. During the second quarter of 2002, we repaid principal and accrued and unpaid interest relating to five notes in the aggregate amount of $1.6 million. During the first quarter of 2003, we repaid in full the principal balance of one note and all accrued and unpaid interest in the aggregate amount of $0.3 million.

    Our credit agreement with GE Capital Healthcare Financial Services provides us with a $20 million revolving line of credit for working capital, acquisitions and general corporate purposes. Borrowings outstanding under our revolving line of credit bear interest at fluctuating rates equal to 1.0% above the prime rate of interest designated by Citibank, with a floor of 10% per annum. Our revolving line of credit will mature on October 2, 2003. As of June 30, 2003, we had no outstanding borrowings under our credit agreement or accrued and unpaid interest. Our revolving line of credit is secured by all of our accounts receivable and any other right to payment for goods sold or leased or services rendered by us and all other property in our possession or under our control. We and our subsidiaries are subject to affirmative and negative covenants under our credit agreement, including:

    o limitations on indebtedness, mergers, acquisitions and dispositions of assets, dividends, investments and liens;

    o    license maintenance covenants; and

    o    financial maintenance covenants.

    We were in full compliance with our financial and other covenants as of June 30, 2003. We expect to let our line of credit expire in October of 2003. We do not foresee any additional credit needs in the next twelve to eighteen months.

    We have entered into an agreement to purchase a new accounting system during 2003. We plan to capitalize a total of $0.8 million in 2003 related to this implementation, including software and equipment, of which $0.4 million has been capitalized to date.

    We have various commitments that could impact our liquidity as summarized below:

CONTRACTUAL OBLIGATIONS

                                                       PAYMENTS DUE BY PERIOD
                                -------------------------------------------------------------------
                                              LESS THAN 1                               MORE THAN 5
                                   TOTAL        YEAR         1-3 YEARS     4-5 YEARS       YEARS
                                -----------   -----------   -----------   -----------   -----------
                                                           (IN THOUSANDS)
Accounting System ...........   $       400   $       400   $        --   $        --   $        --
Long-Term Debt ..............            11            11            --            --            --
Capital Lease Obligations ...             7             7            --            --            --
Operating Leases ............        19,594           984        12,100         4,070         2,440
                                -----------   -----------   -----------   -----------   -----------
Total Contractual
  Obligations ...............   $    20,012   $     1,402   $    12,100   $     4,070   $     2,440
                                ===========   ===========   ===========   ===========   ===========

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

PAYMENT, LEGISLATIVE AND REGULATORY CHANGES

    We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could materially adversely affect our net patient service revenue and profits. For the six months ended June 30, 2003, Medicare and Medicaid services constitute 93.6% and 3.8% of our net patient service revenue, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

    Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-15(e) and 15d-15(e)) as of June 30, 2003 and concluded that such disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934 (as amended, the "Exchange Act"). There have not been any significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation.

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

    Our current general and professional liability policy does not provide coverage for claims that arise from acts that occurred prior to the policy's start date of April 12, 2000. From March 12, 1999 to April 12, 2000, Reliance National Insurance Company provided our insurance coverage. Since April 12, 2000, Lexington Insurance Company, a subsidiary of American International Group, Inc., has provided our insurance coverage. During the fourth quarter of 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania placed Reliance National Insurance Company in liquidation. As of June 30, 2003, we recorded $1.0 million to cover potential losses resulting from current and future litigation claims covered by Reliance National Insurance Company to the extent its assets are not sufficient to pay such claims. Although we believe that the amount recorded is adequate to cover our potential losses, we cannot assure that our losses will not exceed the amount recorded. Our profitability will be negatively impacted to the extent our actual losses exceed the amount recorded.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

    During the second quarter ended June 30, 2003, we utilized $1.8 million of the proceeds of our initial public offering to complete the acquisition of two hospices located in Memphis, Tennessee and Valdosta, Georgia. During the third quarter of 2003, we utilized $2.2 million of the proceeds of our initial public offering to complete the acquisition of two hospices located in Brownsville, Texas and Wilmington, Delaware. The remaining $0.5 million of the net proceeds of our initial public offering will be used to finance potential acquisitions of hospices, for the development of new hospice locations and for other general corporate purposes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our Annual Meeting of Stockholders held on May 27, 2003, the following proposals were submitted to stockholders with the following results:

1. Election of John K. Carlyle, David W. Cross and David L. Steffy to serve as our Class II Directors until our Annual Meeting of Stockholders in 2006 and until their respective successors are elected and qualified or until their earlier death, resignation or removal from office.

                                Number of Shares

                       For       Against     Abstain
                   ------------------------------------
John K. Carlyle      20,670,693     --         189,515
David W. Cross       20,670,693     --         189,515
David L. Steffy      20,670,693     --         189,515

     The following individuals are our Class I Directors, whose terms expire at our Annual Meeting of Stockholders in 2005: Paul Feldstein and Shawn S. Schabel. The following individuals are our Class III Directors, whose terms expire at our Annual Meeting of Stockholders in 2004: Martin S. Rash, Richard R. Burnham and David C. Gasmire.


2. Ratification of the selection of Ernst & Young, LLP as independent accountants of the Company for the fiscal year ending December 31, 2003.

                                           Number of Shares
                                           ----------------
                   For...................       20,438,272
                   Against...............          415,027
                   Abstain...............            6,909

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
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

  31(a)      -- Certification required by Rule 13a-14(a), dated August 13,
                2003, by Richard R. Burnham, Chief Executive Officer**

  31(b)      -- Certification required by Rule 13a-14(a), dated August 13,
                2003, by Douglas B. Cannon, Chief Financial Officer**

  32         -- Certification required by Rule 13a-14(b), dated August 13,
                2003, by Richard R. Burnham, Chief Executive Officer, and
                Douglas B. Cannon, Chief Financial Officer**

   ** Filed herewith.

(b) Reports on Form 8-K:

(1) Current report on Form 8-K (Item 9), filed May 7, 2003, regarding the issuance of a press release dated May 5, 2003, announcing the consolidated financial condition of the Company as of March 31, 2003, the quarterly consolidated financial results of the Company for the three months ended March 31, 2003 and updating the Company's earnings guidance for the year ending December 31, 2003.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ODYSSEY HEALTHCARE, INC.


Date:  August 13, 2003                By:   /s/ Richard R. Burnham
                                         ---------------------------------------
                                             Richard R. Burnham
                               Chief Executive Officer and Chairman of the Board
                                   (Duly authorized to sign this report on
                                              behalf of Registrant)

Date:  August 13, 2003                By:   /s/ Douglas B. Cannon
                                         ---------------------------------------
                                               Douglas B. Cannon
                                Senior Vice President, Chief Financial Officer,
                                           Secretary and Treasurer
                              (Principal Financial and Chief Accounting Officer)

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

  31(a)      -- Certification required by Rule 13a-14(a), dated August 13,
                2003, by Richard R. Burnham, Chief Executive Officer**

  31(b)      -- Certification required by Rule 13a-14(a), dated August 13,
                2003, by Douglas B. Cannon, Chief Financial Officer**

  32         -- Certification required by Rule 13a-14(b), dated August 13,
                2003, by Richard R. Burnham, Chief Executive Officer, and
                Douglas B. Cannon, Chief Financial Officer**

         **  FILED HEREWITH.