Form 10-Q
period 2003-09-30
ODYSSEY HEALTHCARE INC
filed 2003-11-13
CIK 1129623

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

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

      The number of outstanding shares of the issuer's class of capital stock as of November 7, 2003 was as follows: 36,290,228 shares of Common Stock, $.001 par value.

                                    FORM 10-Q

                            ODYSSEY HEALTHCARE, INC.
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION
           ITEM 1.  FINANCIAL STATEMENTS                                       3
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND RESULTS
                          OF OPERATIONS                                       10
           ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                          ABOUT MARKET RISK                                   18
           ITEM 4.  CONTROLS AND PROCEDURES                                   18

PART II. OTHER INFORMATION

           ITEM 1.  LEGAL PROCEEDINGS                                         18
           ITEM 2.  CHANGES IN SECURITIES AND USE OF
                          PROCEEDS                                            18
           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,    SEPTEMBER 30,
                                                                           2002             2003
                                                                        ------------    -------------
                                                                       (IN THOUSANDS, EXCEPT SHARE
                                                                          AND PER SHARE AMOUNTS)
                                                                         (AUDITED)       (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents .........................................     $   7,732      $   1,177
  Short-term investments ............................................        25,898         43,660
  Accounts receivable from patient services, net of
     allowance for uncollectible accounts of $2,962 and
     $3,868 at December 31, 2002 and September 30, 2003, respectively        35,652         43,615
  Deferred tax assets ...............................................         1,752            314
  Income taxes receivable ...........................................           667            261
  Other current assets ..............................................         2,172          2,951
                                                                          ---------      ---------
       Total current assets .........................................        73,873         91,978
Property and equipment, net .........................................         3,670          5,165
Debt issue costs, net ...............................................            25             --
Goodwill ............................................................        46,527         63,687
Intangibles, net ....................................................         1,319          3,084
                                                                          ---------      ---------
       Total assets .................................................     $ 125,414      $ 163,914
                                                                          =========      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................................     $   2,158      $   4,322
  Accrued compensation ..............................................         7,277         11,752
  Accrued nursing home costs ........................................         7,377         10,632
  Other accrued expenses ............................................         5,289          4,627
  Current maturities of long-term debt and capital lease
     obligations ....................................................           274             22
                                                                          ---------      ---------
       Total current liabilities ....................................        22,375         31,355
Deferred tax liability ..............................................         1,779          2,889
Other liabilities ...................................................           327             --
Commitments and contingencies
Stockholders' equity:
  Common stock, $.001 par value:
     Authorized shares -- 75,000,000
     Issued and outstanding shares -- 35,067,136 at
     December 31, 2002 and 36,289,566 at September 30, 2003 .........            35             36
  Additional paid-in capital ........................................        79,191         84,990
  Deferred compensation .............................................          (726)          (412)
  Retained earnings .................................................        22,433         45,056
                                                                          ---------      ---------
       Total stockholders' equity ...................................       100,933        129,670
                                                                          ---------      ---------
       Total liabilities and stockholders' equity ...................     $ 125,414      $ 163,914
                                                                          =========      =========


   The accompanying notes are an integral part of these financial statements.

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                   THREE MONTHS                   NINE MONTHS
                                                 ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                            --------------------------     -------------------------
                                               2002            2003           2002           2003
                                               ----            ----           ----           ----
                                             (IN THOUSANDS, EXCEPT PER     (IN THOUSANDS, EXCEPT PER
                                                   SHARE AMOUNTS)               SHARE AMOUNTS)
                                                   (UNAUDITED)                    (UNAUDITED)
Net patient service revenue ............     $  50,737      $  71,049      $ 137,507      $ 196,005
Operating expenses:
  Direct hospice care ..................        25,190         35,102         67,145         96,397
  General and administrative ...........        15,983         21,138         45,005         57,858
  Provision for uncollectible accounts .           423          1,236          1,723          3,074
  Depreciation and amortization ........           402            680          1,055          1,752
                                             ---------      ---------      ---------      ---------
                                                41,998         58,156        114,928        159,081
                                             ---------      ---------      ---------      ---------
Income from operations .................         8,739         12,893         22,579         36,924
Other income (expense):
  Minority interest ....................            50             --             50             --
  Interest income ......................           112             88            437            300
  Interest expense .....................           (71)           (35)          (225)          (139)
                                             ---------      ---------      ---------      ---------
                                                    91             53            262            161
                                             ---------      ---------      ---------      ---------
Income before provision for income taxes         8,830         12,946         22,841         37,085
Provision for income taxes .............         3,425          5,099          8,679         14,463
                                             ---------      ---------      ---------      ---------
Net income .............................     $   5,405      $   7,847      $  14,162      $  22,622
                                             =========      =========      =========      =========
Net income per common share:
  Basic net income per common share ....     $    0.15      $    0.22      $    0.41      $    0.63
                                             =========      =========      =========      =========
  Diluted net income per common share ..     $    0.15      $    0.21      $    0.39      $    0.61
                                             =========      =========      =========      =========
Weighted average shares outstanding:

  Basic ................................        34,890         36,063         34,611         35,794
  Diluted ..............................        36,777         37,791         36,542         37,163


   The accompanying notes are an integral part of these financial statements.

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                               -----------------------
                                                                2002             2003
                                                                ----             ----
                                                                   (IN THOUSANDS)
                                                                     (UNAUDITED)
Operating Activities
  Net income .............................................     $ 14,162      $ 22,622
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization .......................        1,055         1,752
     Amortization of deferred charges and debt discount ..           26            25
     Stock-based compensation ............................          528           315
     Minority interest ...................................          (50)           --
     Deferred tax (benefit) expense ......................         (409)        2,548
     Provision for uncollectible accounts ................        1,723         3,074
     Tax benefit realized for stock option exercises .....          556         1,022
     Changes in operating assets and liabilities, net of
       acquisitions:
       Accounts receivable ...............................       (9,610)      (11,364)
       Other current assets ..............................         (865)         (373)
       Accounts payable, accrued nursing home costs and
          other accrued expenses .........................        3,022         9,232
                                                               --------      --------
       Net cash provided by operating activities .........       10,138        28,853
Investing Activities
  Cash paid for acquisitions .............................      (15,392)      (19,320)
  Increase in short-term investments .....................       (6,387)      (17,762)
  Purchases of property and equipment ....................       (1,926)       (2,852)
                                                               --------      --------
       Net cash used in investing activities .............      (23,705)      (39,934)
Financing Activities
  Proceeds from issuance of common stock .................          317         4,778
  Distributions to minority partners .....................         (100)           --
  Proceeds from issuance of debt .........................           15             8
  Payments on debt .......................................       (2,971)         (260)
                                                               --------      --------
       Net cash provided by (used in) financing
          activities .....................................       (2,739)        4,526
                                                               --------      --------
Net decrease in cash and cash equivalents ................      (16,306)       (6,555)
Cash and cash equivalents, beginning of period ...........       20,072         7,732
                                                               --------      --------
Cash and cash equivalents, end of period .................     $  3,766      $  1,177
                                                               ========      ========
Supplemental Cash Flow Information
  Interest paid ..........................................     $    290      $    114
  Income taxes paid ......................................     $  9,975      $ 10,869


   The accompanying notes are an integral part of these financial statements.

                    ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

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

2.    RECENT ACCOUNTING PRONOUNCEMENTS

      In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 "Amendment of SFAS 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the results of operations or financial position of the Company.

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning after July 1, 2003. The adoption of SFAS 150 did not have a material impact on the results of operations or financial position of the Company.

3.    ACQUISITIONS

      In August 2003, the Company purchased substantially all the assets and business of Omega Hospice, Ltd., a hospice located in Brownsville, Texas, with a patient census of approximately 60. The purchase price, including transaction costs, totaled $1.7 million. Assets acquired include licenses of $0.1 million, a non-compete agreement of $0.2 million, and furniture and fixtures and goodwill of $1.4 million.

      Also in August 2003, the Company purchased substantially all the assets and business of First State Hospice, L.L.C., a hospice located in Wilmington, Delaware, with a patient census of approximately 15. The purchase price, including transaction costs, totaled $0.5 million. Assets acquired include licenses of $0.1 million, a non-compete agreement of $0.1 million, and furniture and fixtures and goodwill of $0.3 million.

      In September 2003, the Company purchased substantially all the assets and business of Utah's Heritage Hospice, L.L.C., a hospice located in Salt Lake City, Utah, with a patient census of approximately 280. The purchase price, including transaction costs, totaled $11.8 million. Assets acquired include licenses of $0.2 million, a non-compete agreement of $0.2 million, and furniture and fixtures and goodwill of $11.4 million. The purchase also includes a retention bonus liability of $0.2 million to be paid following one year of service from one of the members of Utah's Heritage Hospice, L.L.C.

      Also in September 2003, the Company purchased certain assets of Grace, Inc., a hospice located in Omaha, Nebraska, with a patient census of approximately 35. The purchase price, including transaction costs, totaled $0.3 million. Assets acquired include a non-compete agreement of $0.1 million and goodwill of $0.2 million.

      The Company has made acquisitions to expand its base of hospice locations. All acquisitions were accounted for under the purchase method of accounting. The results of operations have been included in the consolidated financial statements of the Company from the dates of acquisition.

      Unaudited pro forma consolidated results of operations of the Company for the nine months ended September 30, 2002 and 2003 are presented below. Such pro forma presentation has been prepared assuming that the acquisitions acquired through September 30, 2003, described above, have been made as of January 1 of the year preceding the year of acquisition:

                                                   NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                               ----------------------------
                                                  2002             2003
                                                  ----             ----
                                                 (IN THOUSANDS, EXCEPT
                                                   PER SHARE AMOUNTS)
    Pro forma net patient service revenue      $   163,986     $   207,120
    Pro forma net income .................          16,051          23,081
    Pro forma net income per common share:
      Basic ..............................     $      0.46     $      0.64
                                               ===========     ===========
      Diluted ............................     $      0.44     $      0.62
                                               ===========     ===========

4.    COMMON STOCK

      On February 24, 2003 and August 12, 2003, the Company completed two separate three-for-two stock splits, each payable in the form of a fifty percent stock dividend. The accompanying consolidated financial statements and notes thereto have been restated for all periods presented to reflect these stock dividends.

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

                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                         -------------------------       ---------------------------
                                                             2002            2003            2002          2003
                                                             ----            ----            ----          ----
                                                         (IN THOUSANDS, EXCEPT PER        (IN THOUSANDS, EXCEPT PER
                                                                 SHARE AMOUNTS)                  SHARE AMOUNTS)
Net income, as reported ............................     $    5,405      $    7,847      $   14,162      $   22,622
Add: Stock-based employee compensation expense
  recorded, net of tax .............................            101              60             327             192
Deduct: Fair value stock-based employee compensation
  expense, net of tax ..............................           (460)           (647)           (936)         (1,589)
                                                         ----------      ----------      ----------      ----------
Pro forma net income ...............................     $    5,046      $    7,260      $   13,553      $   21,225
                                                         ==========      ==========      ==========      ==========
Earnings per share:
Basic - as reported ................................     $     0.15      $     0.22      $     0.41      $     0.63

Add: Stock-based employee compensation expense
  recorded, net of tax .............................           0.00            0.00            0.01            0.00
Deduct: Fair value stock-based employee compensation
  expense, net of tax ..............................          (0.01)          (0.02)          (0.03)          (0.04)
                                                         ----------      ----------      ----------      ----------
Basic - pro forma ..................................     $     0.14      $     0.20      $     0.39      $     0.59
                                                         ==========      ==========      ==========      ==========
Diluted - as reported ..............................     $     0.15      $     0.21      $     0.39      $     0.61
Add: Stock-based employee compensation expense
  recorded, net of tax .............................           0.00            0.00            0.01            0.00
Deduct: Fair value stock-based employee compensation
  expense, net of tax ..............................          (0.01)          (0.02)          (0.03)          (0.04)
                                                         ----------      ----------      ----------      ----------
Diluted - pro forma ................................     $     0.14      $     0.19      $     0.37      $     0.57
                                                         ==========      ==========      ==========      ==========

6.    NET INCOME PER COMMON SHARE

The following table presents the calculation of basic and diluted net income per common share:

                                                       THREE MONTHS            NINE MONTHS
                                                          ENDED                   ENDED
                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                   ------------------      -------------------
                                                     2002        2003        2002       2003
                                                     ----        ----        ----       ----
                                                      (IN THOUSANDS,         (IN THOUSANDS,
                                                       EXCEPT PER              EXCEPT PER
                                                     SHARE AMOUNTS)          SHARE AMOUNTS)
Numerator
  Numerator for diluted net income per share -
    net income ...............................     $ 5,405     $ 7,847     $14,162     $22,622
                                                   =======     =======     =======     =======
Denominator

  Denominator for basic net income per
     share - weighted average shares .........      34,890      36,063      34,611      35,794
  Effect of dilutive securities:
     Employee stock options ..................       1,858       1,698       1,902       1,339
     Series B Preferred Stock Warrants
       convertible to common stock ...........          29          30          29          30
                                                   -------     -------     -------     -------
  Denominator for diluted net income per
     share - adjusted weighted average shares
     and assumed or actual conversions .......      36,777      37,791      36,542      37,163
                                                   =======     =======     =======     =======
Net income per common share:
  Basic net income per common share ..........     $  0.15     $  0.22     $  0.41     $  0.63
                                                   =======     =======     =======     =======
  Diluted net income per common share ........     $  0.15     $  0.21     $  0.39     $  0.61
                                                   =======     =======     =======     =======

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

      The Company's current general and professional liability policy does not provide coverage for claims that arise from acts that occurred prior to the policy's start date of April 12, 2000. From March 12, 1999 to April 12, 2000, Reliance National Insurance Company provided the Company's insurance coverage. Since April 12, 2000, Lexington Insurance Company, a subsidiary of American International Group, Inc., has provided the Company's insurance coverage. During the fourth quarter of 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania placed Reliance National Insurance Company in liquidation. For the three months ended September 30, 2003, the Company paid $0.5 million in connection with a lawsuit settlement and related legal expenses and reversed $0.3 million to operations. Based on the Company's estimation of open claims, the Company is maintaining its legal reserve of $0.2 million at September 30, 2003, to cover potential losses resulting from current and future litigation claims covered by Reliance National Insurance Company to the extent its assets are not sufficient to pay such claims. Although the Company believes that the amount recorded is adequate to cover its potential losses, there can be no assurance that the Company's losses will not exceed the amount recorded. The Company's profitability will be negatively impacted to the extent its actual losses exceed the amount recorded.

8.  SEGMENT REPORTING

      Prior to 2002, the Company evaluated the performance of, and allocated resources to, its hospice locations based on current operations and market assessments on a hospice-by-hospice basis. The Company's continued growth in 2002 reshaped these bases for evaluation and the Company now has geographically defined operating segments upon which to perform analysis and evaluate performance. The three months and nine months ended September 30, 2002 amounts have been restated to reflect the change in operating segments.

      The Company currently evaluates performance and allocates resources primarily on the basis of cost per day of care and income from operations. The distribution of the Company's net patient service revenue, direct hospice care expenses, income (loss) from operations (which is used by management for operating performance review) and average daily census are summarized in the following tables:

                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                   ------------------------      ------------------------
                                      2002           2003           2002           2003
                                      ----           ----           ----           ----
                                        (IN THOUSANDS)                  (IN THOUSANDS)
Net patient service revenue:
  Northeast ..................     $   3,002      $   3,995      $   8,386      $  11,701
  Southeast ..................         2,333          3,173          6,342          8,704
  Central ....................         4,111          6,147         12,576         16,204
  South ......................         8,128         10,553         19,434         29,718
  Texas ......................        10,258         14,839         27,987         40,962
  Midwest ....................         5,148          6,384         14,896         18,265
  Mountain ...................        10,470         16,093         28,441         42,871
  West .......................         7,287          9,865         19,445         27,580
  Corporate ..................            --             --             --             --
                                   ---------      ---------      ---------      ---------
                                   $  50,737      $  71,049      $ 137,507      $ 196,005
                                   =========      =========      =========      =========
Direct hospice care expenses:

  Northeast ..................     $   1,393      $   1,953      $   3,820      $   5,480
  Southeast ..................         1,114          1,579          3,036          4,198
  Central ....................         2,041          3,050          5,573          7,766
  South ......................         4,131          5,176          9,585         14,531
  Texas ......................         5,493          7,931         15,318         21,843
  Midwest ....................         2,444          3,053          6,517          8,733
  Mountain ...................         5,099          7,721         13,901         20,569
  West .......................         3,468          4,630          9,328         13,254
  Corporate ..................             7              9             67             23
                                   ---------      ---------      ---------      ---------
                                   $  25,190      $  35,102      $  67,145      $  96,397
                                   =========      =========      =========      =========
Income (loss) from operations:

  Northeast ..................     $     950      $   1,147      $   2,756      $   3,713
  Southeast ..................           797            879          2,108          2,789
  Central ....................         1,162          1,817          4,737          5,064
  South ......................         2,593          3,270          6,277          9,140
  Texas ......................         2,865          4,362          7,541         11,818
  Midwest ....................         1,835          1,712          5,613          4,948
  Mountain ...................         3,299          5,725          8,604         15,171
  West .......................         2,306          3,340          5,818          8,969
  Corporate ..................        (7,068)        (9,359)       (20,875)       (24,688)
                                   ---------      ---------      ---------      ---------
                                   $   8,739      $  12,893      $  22,579      $  36,924
                                   =========      =========      =========      =========


                         THREE MONTHS ENDED   NINE MONTHS ENDED
                            SEPTEMBER 30,      SEPTEMBER 30,
                           2002      2003      2002      2003
                          -----     -----     -----     -----
Average Daily Census:
  Northeast .........       275       348       259       345
  Southeast .........       186       269       173       244
  Central ...........       421       604       436       536
  South .............       843     1,031       680       992
  Texas .............       981     1,391       898     1,289
  Midwest ...........       476       561       461       540
  Mountain ..........       843     1,236       759     1,110
  West ..............       594       758       537       720
                          -----     -----     -----     -----
                          4,619     6,198     4,203     5,776
                          =====     =====     =====     =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      Certain statements used in the following discussion and elsewhere in this Quarterly Report on Form 10-Q, including statements regarding our future financial position and results of operations, business strategy and plans and objectives of management for future operations and statements containing the words "believe", "may", "will", "estimate", "continue", "anticipate", "intend", "expect" and similar expressions, as they relate to us, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, which may cause our actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to (i) the effect of reductions in amounts paid to us by the Medicare and Medicaid programs, (ii) the effect of changes in healthcare licensure, regulation and payment methods, (iii) our dependence on patient referrals, (iv) our ability to develop new hospice locations in new markets or markets that we currently serve, (v) our ability to identify suitable hospices to acquire on favorable terms, (vi) our ability to integrate effectively the operations of acquired hospices, (vii) our ability to attract and retain key personnel and skilled employees, and (viii) our ability to obtain additional capital to finance growth. Given these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements, which reflect management's view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any of the forward-looking statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosure contained under the heading "Risk Factors" in our Form 10-K filed with the Securities and Exchange Commission on March 27, 2003.

      The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

OVERVIEW

      We are one of the largest providers of hospice care in the United States. We have grown rapidly since we opened our first hospice location in January 1996. Through the development of new hospice locations and a series of acquisitions, we now have 64 Medicare-certified hospice providers to serve patients and their families in 28 states. We currently have 79 locations, including locations under development, in 30 states. We operate all of our hospice locations through our operating subsidiaries. During the three months ended September 30, 2003, our average daily census was 6,198 patients, which represents a 34.2% increase over our average daily census for the three months ended September 30, 2002 of 4,619 patients. During the nine months ended September 30, 2003, our average daily census was 5,776 patients, which represents a 37.4% increase over our average daily census for the nine months ended September 30, 2002 of 4,203 patients. Our net patient service revenue of $71.0 million for the three months ended September 30, 2003 represents an increase of 40.0% over our net patient service revenue of $50.7 million for the three months ended September 30, 2002. Our net patient service revenue of $196.0 million for the nine months ended September 30, 2003 represents an increase of 42.5% over our net patient service revenue of $137.5 million for the nine months ended September 30, 2002. We reported net income of $7.8 million for the three months ended September 30, 2003, which represents an increase of 45.2% over our net income of $5.4 million for the three months ended September 30, 2002. We reported net income of $22.6 million for the nine months ended September 30, 2003, which represents an increase of 59.7% over our net income of $14.2 million for the nine months ended September 30, 2002.

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

DEVELOPED HOSPICES

      In the first quarter of 2002, our Norfolk, Virginia hospice became Medicare and Medicaid certified. Our Austin, Texas and Montgomery, Alabama hospices received Medicare certification during the second quarter of 2002, and have since become Medicaid certified.

      During the third quarter of 2002, our Chicago (South), Illinois and Tulsa, Oklahoma hospices became Medicare certified. Our St. Louis, Missouri hospice received Medicare certification in the fourth quarter of 2002. Our Chicago (South), Illinois and St. Louis, Missouri hospices have since become Medicaid certified.

      In the first quarter of 2003, our Cleveland, Ohio hospice became Medicare certified. In the second quarter of 2003, our Big Spring, Texas; Portland, Oregon; and Philadelphia, Pennsylvania hospices received Medicare certification. Our Cleveland, Ohio; Big Spring, Texas; and Portland, Oregon hospices have since become Medicaid certified.

      In the third quarter of 2003, our Mobile, Alabama; Cincinnati, Ohio; and Toledo, Ohio hospices became Medicare certified. We also moved a provider number to Temple, Texas which became active in the third quarter. We have started development of seven additional hospices.

      Once a hospice becomes Medicare certified, the process is started to obtain Medicaid certification. This process takes approximately six months and will vary from state to state.


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

      During the fourth quarter of 2002, we acquired three hospices for a combined purchase price of $5.7 million. We financed these acquisitions with $6.0 million in cash from the proceeds of our initial public offering.

      During the first quarter of 2003, we acquired one hospice for a purchase price of $3.0 million. We financed our acquisition with $3.0 million in cash from the proceeds of our initial public offering.

      During the second quarter of 2003, we acquired two hospices for a combined purchase price of $1.8 million. We financed these acquisitions with $1.8 million in cash from the proceeds of our initial public offering.

      During the third quarter of 2003, we acquired four hospices for a combined purchase price of $14.5 million. We financed these acquisitions with $2.7 million in cash from the proceeds of our initial public offering and $11.8 million in cash generated through our operations.

      We accounted for these acquisitions as purchases.

      Our strategy includes internal growth and expansion through new program development and acquisitions. We continue to evaluate other potential acquisition opportunities.

      Goodwill from our hospice acquisitions was $63.7 million as of September 30, 2003. Goodwill was 49.1% of common stockholders' equity and 38.9% of total assets as of September 30, 2003. Under new rules issued by the Financial Accounting Standards Board, effective for fiscal 2002 and beyond, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the new rules. Other intangible assets continue to be amortized over their useful lives. We adopted the new rules on accounting for goodwill and other intangible assets during 2002.

NET PATIENT SERVICE REVENUE

      Net patient service revenue is the amount we believe we are entitled to collect for our services, adjusted as described below. The amount we believe we are entitled to collect for our services varies depending on the level of care provided, the payor and the geographic area where services are rendered. Net patient service revenue includes adjustments for charity care and estimated payment denials (which we experience from time to time for reasons such as our failure to submit complete and accurate claim documentation, our failure to provide timely written physician certifications as to patient eligibility, or the payor deems the patient ineligible for insurance coverage), contractual adjustments, amounts we estimate we could be required to repay to Medicare, such as payments that we would be required to make in the event that any of our programs exceed the annual Medicare cap, and subsequent changes to initial level of care determinations. We adjust our estimates from time to time based on our billing and collection experience. We believe that we can reasonably estimate such adjustments to net patient service revenue because we have significant historical experience and because we have a centralized billing and collection department that continually monitors the factors that could potentially result in a change in estimates. There were no material changes in estimates to net patient service revenue for the nine months ended September 30, 2002 and 2003. We recognize net patient service revenue once the patient's hospice eligibility has been certified, the patient's coverage from a payment source has been verified and services have been provided to that patient.

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

      Services provided under the Medicare program represented approximately 93.9% and 91.4% of our net patient service revenue for the three months ended September 30, 2002 and 2003, respectively, and 94.5% and 92.8% of our net patient service revenue for the nine months ended September 30, 2002 and 2003, respectively. Services provided under Medicaid programs represented approximately 3.8% and 4.2% of our net patient service revenue for the three months ended September 30, 2002 and 2003, respectively, and 3.2% and 4.0% of our net patient service revenue for the nine months ended September 30, 2002 and 2003, respectively. The payments we receive from the Medicare and Medicaid programs are calculated using daily or hourly rates for each of the four main levels of care we deliver (routine home care, general inpatient care, continuous home care and respite care) and are adjusted based on geographic location.

      Routine home care is the largest component of our gross patient service revenue, representing 90.0% and 89.4% of gross patient service revenue for the three months ended September 30, 2002 and 2003, respectively, and 89.7% and 89.3% of gross patient service revenue for the nine months ended September 30, 2002 and 2003, respectively. Inpatient care represented 8.1% and 8.7% of gross patient service revenue for the three months ended September 30, 2002 and 2003, respectively, and 8.3% and 8.8% of gross patient service revenue for the nine months ended September 30, 2002 and 2003, respectively. Continuous home care and respite care, combined, represented most of the remaining gross patient service revenue for these periods.

      The principal factors that impact net patient service revenue are our average daily census, levels of care provided to our patients and changes in Medicare and Medicaid payment rates due to adjustments for inflation. Average daily census is affected by the number of patients referred by new and existing referral sources, and admitted into our hospice program, and average length of stay of those patients once admitted. Average length of stay is impacted by patients' decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay has increased from 63 days for the three months ended September 30, 2002 to 78 days for the three months ended September 30, 2003 and has increased from 63 days for the nine months ended September 30, 2002 to 74 days for the nine months ended September 30, 2003.

      Payment rates under the Medicare and Medicaid programs are indexed for inflation annually; however, the increases have historically been less than actual inflation. On October 1, 2002 and October 1, 2003, the base Medicare payment rates for hospice care increased by approximately 3.4% over the base rates previously in effect. These rates were further adjusted by the hospice wage index. Any future decreases in or reductions in the rate of increase in Medicare and Medicaid payments would likely have an adverse impact on our net patient service revenue and profitability.

MEDICARE AND MEDICAID REGULATION

We are subject to certain limitations on Medicare payments for services. Specifically, if the number of inpatient care days of care any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provides to all patients for an annual period beginning on approximately September 28, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of our hospice programs exceeded the payment limits on inpatient services for the nine months ended September 30, 2002 and 2003.

      We are also subject to a Medicare cap that is calculated and administered for each of our provider numbers, independently. We currently have 64 provider numbers. The maximum amount of payments to a provider during the Medicare fiscal year, which ends on October 31, is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount, annually indexed for inflation, which for the November 1, 2002 to October 31, 2003 year is $18,661. Payments in excess of the cap amount must be returned to Medicare. Cap calculations are based on data available at the end of the Medicare fiscal year, however, we monitor the performance of our programs throughout the year and accrue for any potential cap assessments as appropriate. At September 30, 2003, we accrued $0.6 million as a result of three of our hospice programs exceeding the Medicare cap.

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

      The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for the periods indicated:

                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         SEPTEMBER 30,            SEPTEMBER 30,
                                                       ------------------      -------------------
                                                        2002        2003        2002        2003
                                                       ------      ------      ------      ------
      Direct hospice care expenses:
        Salaries and payroll taxes ...............       28.5%       28.6%       28.1%       28.3%
        Pharmaceuticals ..........................        6.8         6.7         6.9         6.7
        Medical equipment and supplies ...........        6.3         5.8         6.1         5.9
        Inpatient costs ..........................        2.5         3.1         2.3         3.0
        Other (including nursing home costs, net)         5.5         5.2         5.4         5.3
                                                       ------      ------      ------      ------
           Total .................................       49.6%       49.4%       48.8%       49.2%
                                                       ======      ======      ======      ======
      General and administrative expenses:
        Salaries and benefits ....................       19.3%       18.9%       19.1%       18.2%
        Leases ...................................        2.8         2.5         2.7         2.5
        Other (including bad debts, travel, office
          supplies, printing and equipment rental)       10.3        10.1        12.2        10.4
                                                       ------      ------      ------      ------
           Total .................................       32.4%       31.5%       34.0%       31.1%
                                                       ======      ======      ======      ======

PROVISION FOR INCOME TAXES

      Our provision for income taxes consists of current and deferred federal and state income tax expenses. Our effective tax rate in 2002 was approximately 38%. We estimate that our effective tax rate will be approximately 39% during 2003.

RESULTS OF OPERATIONS

      The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the periods indicated:

                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                              SEPTEMBER 30,           SEPTEMBER 30,
                                           ------------------      -------------------
                                            2002        2003        2002        2003
                                           ------      ------      ------      ------
Net patient service revenue ..........      100.0%      100.0%      100.0%      100.0%
Operating expenses:
  Direct hospice care ................       49.6        49.4        48.8        49.2
  General and administrative .........       31.5        29.8        32.7        29.5
  Provision for uncollectible accounts        0.9         1.7         1.3         1.6
  Depreciation and amortization ......        0.8         1.0         0.8         0.9
                                           ------      ------      ------      ------
                                             82.8        81.9        83.6        81.2
                                           ------      ------      ------      ------
Income from operations ...............       17.2        18.1        16.4        18.8
Other income (expense), net ..........        0.2         0.1         0.2         0.1
                                           ------      ------      ------      ------
Income before income taxes ...........       17.4        18.2        16.6        18.9
Provision for income taxes ...........        6.8         7.2         6.3         7.4
                                           ------      ------      ------      ------
Net income ...........................       10.6%       11.0%       10.3%       11.5%
                                           ======      ======      ======      ======

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Net Patient Service Revenue

      Net patient service revenue increased $20.3 million, or 40.0%, from $50.7 million for the three months ended September 30, 2002 to $71.0 million for the three months ended September 30, 2003, due primarily to an increase in average daily census of 1,579, or 34.2%, from 4,619 in 2002 to 6,198 in 2003. Increases in patient referrals from existing and new referral sources, resulting in increased billable days, and, to a lesser extent, increases in payment rates, provided approximately $13.6 million, or 67.0%, of this increase in net patient service revenue. The remaining increase of $6.7 million, or 33.0%, in net patient service revenue was due to the inclusion of net patient service revenue from hospices acquired and developed in 2002 and 2003. Net patient service revenue per day of care was $119.40 and $124.60 for the three months ended September 30, 2002 and 2003, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services, as well as a shift in the mix of level of care from routine home care to inpatient services. Medicare and Medicaid payments represented 97.7% and 95.6% of our net patient service revenue for the three months ended September 30, 2002 and 2003, respectively.

Direct Hospice Care Expenses

      Direct hospice care expenses increased $9.9 million, or 39.3%, from $25.2 million for the three months ended September 30, 2002 to $35.1 million for the three months ended September 30, 2003. This increase was primarily due to the growth of our operations at our existing hospices and, to a lesser extent, to hospices acquired in 2002 and 2003. As a percentage of net patient service revenue, direct hospice care expenses slightly decreased from 49.6% to 49.4% for the three months ended September 30, 2002 and 2003, respectively.

General and Administrative Expenses

      General and administrative expenses increased $5.2 million, or 32.3%, from $16.0 million for the three months ended September 30, 2002 to $21.1 million for the three months ended September 30, 2003. This increase was due to the growth of our operations at our hospices. As a percentage of net patient service revenue, general and administrative expenses decreased from 31.5% to 29.8% for the three months ended September 30, 2002 and 2003, respectively, due primarily to our hospice and corporate costs being spread over our increased net patient service revenue.

Provision for Uncollectible Accounts

      Our provision for uncollectible accounts increased $0.8 million, or 192.2%, from $0.4 million to $1.2 million for the three months ended September 30, 2002 and 2003, respectively, due primarily to our increased net patient service revenue and to additional reserves for estimated payment denials from Medicare. As a percentage of net patient service revenue, our provision for uncollectible accounts increased from 0.9% to 1.7% for the three months ended September 30, 2002 and 2003, respectively.

Depreciation and Amortization Expense

      Depreciation and amortization expense increased $0.3 million, or 69.2%, from $0.4 million to $0.7 million for the three months ended September 30, 2002 and 2003, respectively. The increase was due to the amortization of non-compete agreements associated with our recent acquisitions and depreciation of acquired fixed assets in the latter part of 2002 and 2003. As a percentage of net patient service revenue, depreciation and amortization expense increased from 0.8% to 1.0% for the three months ended September 30, 2002 and 2003, respectively.

Other Income (Expense)

      Other income (expense) decreased $38,000, or 41.8%, from income of $91,000 to income of $53,000 for the three months ended September 30, 2002 and 2003, respectively. The decrease was primarily due to the purchase of the Hospice of Houston minority interest in third quarter of 2002, resulting in a reversal of $50,000 for previously recorded minority interest expense. The decrease was also due to a decrease in interest income related to proceeds from our initial public offering being invested in new acquisitions and from a decrease in interest rates on our short-term investments, offset by a decrease in interest expense as a result of paying off our acquisition notes in the latter part of 2002 and beginning of 2003.

Provision for Income Taxes

      Our provision for income taxes was $3.4 million and $5.1 million for the three months ended September 30, 2002 and 2003, respectively. We had an effective income tax rate of approximately 39% for both the three months ended September 30, 2002 and 2003.

Net Income

      Net income increased $2.4 million, from $5.4 million to $7.8 million for the three months ended September 30, 2002 and 2003, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Net Patient Service Revenue

      Net patient service revenue increased $58.5 million, or 42.5%, from $137.5 million for the nine months ended September 30, 2002 to $196.0 million for the nine months ended September 30, 2003, due primarily to an increase in average daily census of 1,573, or 37.4%, from 4,203 in 2002 to 5,776 in 2003. Increases in patient referrals from existing and new referral sources, resulting in increased billable days, and, to a lesser extent, increases in payment rates, provided approximately $38.2 million, or 65.3%, of this increase in net patient service revenue. The remaining increase of $20.3 million, or 34.7%, in net patient service revenue was due to the inclusion of net patient service revenue from hospices acquired and developed in 2002 and 2003. Net patient service revenue per day of care was $119.85 and $124.30 for the nine months ended September 30, 2002 and 2003, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services, as well as a shift in the mix of level of care from routine home care to inpatient services. Medicare and Medicaid payments represented 97.7% and 96.8% of our net patient service revenue for the nine months ended September 30, 2002 and 2003, respectively.

Direct Hospice Care Expenses

      Direct hospice care expenses increased $29.3 million, or 43.6%, from $67.1 million for the nine months ended September 30, 2002 to $96.4 million for the nine months ended September 30, 2003. This increase was primarily due to the growth of our operations at our existing hospices and, to a lesser extent, to hospices acquired in 2003. As a percentage of net patient service revenue, direct hospice care expenses increased from 48.8% to 49.2% for the nine months ended September 30, 2002 and 2003, respectively, primarily due to the increased number of developed hospice operations incurring costs in advance of accepting patients.

General and Administrative Expenses

      General and administrative expenses increased $12.9 million, or 28.6%, from $45.0 million for the nine months ended September 30, 2002 to $57.9 million for the nine months ended September 30, 2003. This increase was due to the growth of our operations at our hospices. As a percentage of net patient service revenue, general and administrative expenses decreased from 32.7% to 29.5% for the nine months ended September 30, 2002 and 2003, respectively, due primarily to our hospice and corporate costs being spread over our increased net patient service revenue.

Provision for Uncollectible Accounts

      Our provision for uncollectible accounts increased $1.4 million, or 78.4%, from $1.7 million to $3.1 million for the nine months ended September 30, 2002 and 2003, respectively, due primarily to our increased net patient service revenue and to additional reserves for estimated payment denials from Medicare. As a percentage of net patient service revenue, our provision for uncollectible accounts increased from 1.3% to 1.6% for the nine months ended September 30, 2002 and 2003, respectively.

Depreciation and Amortization Expense

      Depreciation and amortization expense increased $0.7 million, or 66.1%, from $1.1 million to $1.8 million for the nine months ended September 30, 2002 and 2003, respectively. The increase was due to the amortization of non-compete agreements associated with our recent acquisitions and depreciation of acquired fixed assets in the latter part of 2002 and 2003. As a percentage of net patient service revenue, depreciation and amortization expense increased from 0.8% to 0.9% for the nine months ended September 30, 2002 and 2003, respectively.

Other Income (Expense)

      Other income (expense) decreased $0.1 million, or 38.5%, from income of $0.3 million to income of $0.2 million for the nine months ended September 30, 2002 and 2003, respectively, due primarily to a decrease in interest income related to proceeds from our initial public offering being invested in new acquisitions, the decrease in interest rates on our short-term investments and the purchase of the Hospice of Houston minority interest in the third quarter of 2002, reversing $50,000 of previously recorded minority interest expense.

Provision for Income Taxes

      Our provision for income taxes was $8.7 million and $14.5 million for the nine months ended September 30, 2002 and 2003, respectively. We had an effective income tax rate of approximately 38% and 39% for the nine months ended September 30, 2002 and 2003, respectively.

Net Income

      Net income increased $8.5 million, from $14.2 million to $22.6 million for the nine months ended September 30, 2002 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      Our principal liquidity requirements have historically been for debt service, hospice acquisitions and development plans, working capital and other capital expenditures. We have, in the past, financed these requirements primarily with borrowings under our credit facility, proceeds from the issuance of convertible preferred and common stock, warrants and debt, seller financing of hospice acquisitions, operating and capital leases, normal trade credit terms, and cash flows from operations. At September 30, 2003, we had cash and cash equivalents of $1.2 million and working capital of $60.6 million. At such date, we also had short-term investments of $43.7 million.

      Cash provided by operating activities was $10.1 million and $28.9 million for the nine months ended September 30, 2002 and 2003, respectively. The increase in cash provided by operating activities from the prior year was primarily attributable to the increase in net income and timing differences on accrued salaries, accounts payable and room and board expenses.

      Investing activities, consisting primarily of cash paid to purchase hospices and property and equipment and to establish short-term investments, used cash of $23.7 million and $39.9 million for the nine months ended September 30, 2002 and 2003, respectively.

      Net cash provided by (used in) financing activities was ($2.7) million and $4.5 million for the nine months ended September 30, 2002 and 2003, respectively, and represented proceeds from the sale of common stock, offset by payments on acquisition notes.

      In connection with our acquisition of seven hospice programs in 2001, we paid an aggregate of $8.2 million in cash and issued promissory notes payable to the sellers in the aggregate principal amount of $3.1 million. During the first quarter of 2002, we repaid in full the principal balance of one note and all accrued and unpaid interest in the aggregate amount of $0.3 million. During the second quarter of 2002, we repaid in full the principal balance and all accrued and unpaid interest relating to one note in the aggregate amount of $0.5 million and also repaid principal and accrued and unpaid interest relating to three notes in the aggregate amount of $1.1 million. During the third quarter of 2002, we repaid in full the principal balance and all accrued and unpaid interest relating to three notes in the aggregate amount of $1.0 million. During the first quarter of 2003, we repaid in full the principal balance and all accrued and unpaid interest relating to one note in the aggregate amount of $0.3 million.

      Our credit agreement with GE Capital Healthcare Financial Services provided us with a $20 million revolving line of credit for working capital, acquisitions and general corporate purposes. Borrowings outstanding under our revolving line of credit bore interest at fluctuating rates equal to 1.0% above the prime rate of interest designated by Citibank, with a floor of 10% per annum. Our revolving line of credit matured on October 2, 2003. At that time, we let our line of credit expire and do not foresee any additional credit needs in the next twelve to eighteen months. As of September 30, 2003, we had no outstanding borrowings under our credit agreement or accrued and unpaid interest. Our revolving line of credit was secured by all of our accounts receivable and any other right to payment for goods sold or leased or services rendered by us and all other property in our possession or under our control. We and our subsidiaries were subject to affirmative and negative covenants under our credit agreement.

      We were in full compliance with our financial and other covenants as of September 30, 2003.

      We have purchased a new accounting system during 2003 and plan to capitalize a total of $0.8 million related to this implementation, including software and equipment. To date, $0.6 million has been capitalized.

      We have various commitments that could impact our liquidity as summarized below:

CONTRACTUAL OBLIGATIONS

                                               PAYMENTS DUE BY PERIOD
                              -----------------------------------------------------------
                                        LESS THAN 1                           MORE THAN 5
                                TOTAL       YEAR     1-3 YEARS    4-5 YEARS      YEARS
                                -----       ----     ---------    ---------      -----
                                                   (IN THOUSANDS)

Accounting System .......     $   200     $   200     $    --     $    --     $    --
Long-Term Debt ..........          19          19          --          --          --
Capital Lease Obligations           3           3          --          --          --
Operating Leases ........      24,480       6,089      10,011       5,817       2,563
                              -------     -------     -------     -------     -------
Total Contractual
  Obligations ...........     $24,702     $ 6,311     $10,011     $ 5,817     $ 2,563
                              =======     =======     =======     =======     =======

      We expect that our principal liquidity requirements will be for working capital, development plans, anticipated hospice acquisitions and other anticipated capital expenditures. We expect that our existing funds and cash flows from operations will be sufficient to fund our principal liquidity requirements for at least 12 months following the date of this Quarterly Report on Form 10-Q. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including payment for our services, regulatory changes and compliance with new regulations, expense levels, capital expenditures and future development of new hospices and acquisitions.

PAYMENT, LEGISLATIVE AND REGULATORY CHANGES

      We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could materially adversely affect our net patient service revenue and profits. For the nine months ended September 30, 2003, Medicare and Medicaid services constituted 92.8% and 4.0% of our net patient service revenue, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Changes in interest rates would affect the fair market value of any future fixed rate debt instruments but would not have an impact on our earnings or cash flow. Fluctuations in interest rates on any future variable rate debt instruments, which are tied to the prime rate, would affect our earnings and cash flows but would not affect the fair market value of the variable rate debt.

ITEM 4. CONTROLS AND PROCEDURES

      Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-15(e) and 240.15d-15(e)) as of September 30, 2003 and concluded that such disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934 (as amended, the "Exchange Act"). There have not been any significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation.

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

      During the three month period ended September 30, 2003, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. We are not aware of any legal proceedings pending or threatened that we expect would have a material adverse effect on us.


      Our current general and professional liability policy does not provide coverage for claims that arise from acts that occurred prior to the policy's start date of April 12, 2000. From March 12, 1999 to April 12, 2000, Reliance National Insurance Company provided our insurance coverage. Since April 12, 2000, Lexington Insurance Company, a subsidiary of American International Group, Inc., has provided our insurance coverage. During the fourth quarter of 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania placed Reliance National Insurance Company in liquidation. For the three months ended September 30, 2003, we paid $0.5 million in connection with a lawsuit settlement and related legal expenses and reversed $0.3 million to operations. Based on our estimation of open claims, we are maintaining our legal reserve of $0.2 million at September 30, 2003, to cover potential losses resulting from current and future litigation claims covered by Reliance National Insurance Company to the extent that its assets are not sufficient to pay such claims. Although we believe that the amount recorded is adequate to cover our potential losses, there can be no assurance that our losses will not exceed the amount recorded. Our profitability will be negatively impacted to the extent our actual losses exceed the amount recorded.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the third quarter of 2003, we utilized the remaining $2.7 million of the proceeds of our initial public offering to complete the acquisition of three hospices located in Brownsville, Texas; Wilmington, Delaware; and Salt Lake City, Utah.

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

 4.2 -- Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

 4.3 -- Rights Agreement (the "Rights Agreement") dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A as filed with the Commission on December 8, 2001)

 4.4 -- Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

 31.1 -- Certification required by Rule 13a-14(a), dated November 13, 2003, by Richard R. Burnham, Chief Executive Officer**

 31.2 -- Certification required by Rule 13a-14(a), dated November 13, 2003, by Douglas B. Cannon, Chief Financial Officer**

 32 -- Certification required by Rule 13a-14(b), dated November 13, 2003, by Richard R. Burnham, Chief Executive Officer, and Douglas B. Cannon, Chief Financial Officer**

** Filed herewith.

(b)   Reports on Form 8-K:

      (1) Current report on Form 8-K (Item 5), filed July 18, 2003, announcing that on July 17, 2003, the Board of Directors of the Company authorized a three-for-two stock split payable in the form of a fifty percent stock dividend to be distributed on August 12, 2003, to stockholders of record at the close of business on July 28, 2003.

      (2) Current report on Form 8-K (Item 12), filed August 5, 2003, announcing the quarterly consolidated financial results of the Company for the second quarter and the six months ended June 30, 2003, and updating the Company's earnings guidance for the year ending December 31, 2003.

      (3) Current report on Form 8-K (Item 9), filed September 16, 2003, announcing that Richard R. Burnham, the chairman and CEO of the Company, had appeared on Bloomberg television's Morning Call program and had, among other things, confirmed the Company's prior guidance for net income growth in 2003.

      (4) Current report on Form 8-K (Item 5), filed September 22, 2003, announcing the promotion of Deborah A. Hoffpauir, formerly Senior Vice President of Operations, to Senior Vice President and Chief Operating Officer effective October 1, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ODYSSEY HEALTHCARE, INC.

Date:  November 13, 2003                   By:   /s/ Richard R. Burnham
                                            ------------------------------------
                                           Richard R. Burnham
                                           Chief Executive Officer and Chairman
                                           of the Board (Duly authorized to sign
                                           this report on behalf of Registrant)

Date:  November 13, 2003                   By:   /s/ Douglas B. Cannon
                                           -------------------------------------
                                           Douglas B. Cannon
                                           Senior Vice President, Chief
                                           Financial Officer, Secretary and
                                           Treasurer (Principal Financial and
                                           Chief Accounting Officer)

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

4.2 -- Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

4.3 -- Rights Agreement (the "Rights Agreement") dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A as filed with the Commission on December 8, 2001)

4.4 -- Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

31.1 -- Certification required by Rule 13a-14(a), dated November 13, 2003, by Richard R. Burnham, Chief Executive Officer**

31.2 -- Certification required by Rule 13a-14(a), dated November 13, 2003, by Douglas B. Cannon, Chief Financial Officer**

32 -- Certification required by Rule 13a-14(b), dated November 13, 2003, by Richard R. Burnham, Chief Executive Officer, and Douglas B. Cannon, Chief Financial Officer**


                                   **  FILED HEREWITH.