Form 10-K
period 2003-12-31
ODYSSEY HEALTHCARE INC
filed 2004-03-11
CIK 1129623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-33267

Odyssey HealthCare, Inc.

(Exact name of registrant as specified in its charter)

Delaware	43-1723043
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

717 N. Harwood, Suite 1500 Dallas, Texas (Address of principal executive offices)	75201 (Zip Code)

(214) 922-9711

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

     At June 30, 2003, there were 35,881,230 shares of the registrant’s Common Stock outstanding. As of the same date, 33,511,193 shares of the Registrant’s Common Stock were held by non-affiliates of the registrant, having an aggregate market value of $826.7 million (based on the last sale price of a share of Common Stock on June 30, 2003 ($24.67), as reported on the Nasdaq National Market).

     At March 2, 2004, there were 36,549,142 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with the registrant’s 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

FORM 10-K

ODYSSEY HEALTHCARE, INC.

For the Year Ended December 31, 2003

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe”, “may”, “will”, “estimate”, “continue”, “anticipate”, “intend”, “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions described in “Item 1. Business” of this Annual Report on Form 10-K, including, among other things:

•	our dependence on revenue from the Medicare and Medicaid programs;

•	our dependence on patient referrals;

•	our ability to develop hospice programs in new markets or increase census in markets that we currently serve;

•	the effect of changes in healthcare licensure, regulation and payment methods;

•	our ability to identify suitable hospices to acquire on favorable terms;

•	our ability to integrate effectively the operations of acquired hospices;

•	our ability to attract and retain key personnel and skilled employees;

•	the effect of reductions in, or cap on, amounts paid to us by the Medicare and Medicaid programs;

•	the effect of rising prices on labor, pharmacy, durable medical equipment and medical supplies;

•	our ability to control costs; and

•	our ability to obtain additional capital to finance growth.

      In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which reflect management’s views only as of the date hereof. We undertake no obligation to revise or update any of the forward-looking statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

PART I

Item 1.     Business

Overview

      We are one of the largest providers of hospice care in the United States in terms of both average daily census and number of providers. As a hospice care provider, our goal is to improve the quality of life of terminally ill patients and their families. We believe that our overriding focus on the delivery of quality, responsive service differentiates us from other hospice care providers.

      We have grown rapidly since we opened our first hospice provider location in January 1996. Through a series of acquisitions and the development of new hospices, we now have 68 Medicare-certified hospice programs to serve patients and their families in 29 states. During January 2004, our average daily census was 7,007 patients, which represents a 36.1% increase over our average daily census in January 2003 of 5,150 patients. Our net patient service revenue increased from $1.0 million in 1996 to $274.3 million in 2003. Our net patient service revenue of $274.3 million for 2003 represents an increase of 41.1% over our net patient service revenue of $194.5 million for 2002. We intend to continue our growth through internal growth, the development of new hospice programs and a disciplined strategy of acquisitions. Financial information about our segments is contained in “Item 8. Financial Statements and Supplementary Data — Note 15” of this Annual Report on Form 10-K.

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

      A central concept of hospice care involves the creation of an interdisciplinary team that provides comprehensive management of the healthcare services and products needed by hospice patients and their families. An interdisciplinary team is typically comprised of:

•	a physician;

•	a patient care manager;

•	one or more registered nurses;

•	one or more certified home health aides;

•	a medical social worker;

•	a chaplain;

•	a homemaker; and

•	one or more specially trained volunteers.

      We assign each of our hospice patients to an interdisciplinary team, which assesses the clinical, psychosocial and spiritual needs of the patient and his or her family, develops a plan of care, and delivers, monitors and coordinates that plan with the goal of providing appropriate care for the patient and his or her family. This interdisciplinary team approach offers significant benefits to hospice patients, their families and payors including:

•	the provision of coordinated care and treatment;

•	clear accountability for clinical outcomes and cost of services; and

•	the potential reduction of stress and dysfunction of patients and their families.

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

      Medicare-certified hospice providers are primarily compensated on a per diem basis based on the level of care provided to an individual patient and must provide the following four distinct levels of care:

•	Routine Home Care. Routine home care is hospice care provided to patients and their families at home or in a long-term care facility where the patient resides. Routine home care involves regular visits by members of the interdisciplinary team. Routine home care is the largest component of services provided by hospice care providers.

•	General Inpatient Care. General inpatient care is provided in instances where short-term inpatient care is required for pain control or symptom management that cannot feasibly be provided in other settings. These services are provided in either a free-standing inpatient facility, a hospital or a specially equipped and staffed long-term care facility.

•	Continuous Home Care. Continuous home care is provided during periods of crisis when a patient requires constant care, primarily nursing care, to achieve palliation or management of acute medical symptoms. To qualify for Medicare continuous home care payments, the care must be provided for a minimum of eight hours during a 24-hour day and nursing care must account for fifty percent of the care provided during the periods.

•	Respite Care. Respite care is short-term inpatient care provided to a patient only when necessary to relieve the patient’s family or other caregiver from the demands of providing care and support to hospice patients in their homes. These services are provided in inpatient facilities similar to those used to provide general inpatient care.

      For a complete description of our hospice services, see “— Our Hospice Services.”

The Hospice Industry and Market Opportunity

     The Hospice Industry

      Medicare, the largest payor for hospice services, pays hospice providers fixed daily or hourly amounts based on one of the four levels of care provided to hospice patients and their families. In addition to Medicare, hospice care is covered by Medicaid in 43 states and the District of Columbia and by most private insurance plans.

      According to the Centers for Medicare and Medicaid Services (“CMS”), Medicare payments for hospice services increased from approximately $118 million in 1988 to approximately $4 billion in 2003. According to the United States General Accounting Office (“GAO”) and CMS, the number of Medicare beneficiaries electing hospice care increased over 300% between 1992 and 2001. We believe that these significant increases are due in large part to increasing public awareness and acceptance of hospice care and the benefits hospice provides to patients, their families and payors. Despite the rapid growth of the Medicare hospice program, hospice services represented less than three percent of total Medicare spending in 2003.

      In the past decade, the number of hospice providers and beneficiaries in the United States has increased significantly. According to the GAO and CMS, the number of Medicare beneficiaries who elected hospice care increased from approximately 143,000 in 1992 to approximately 594,000 in 2001. To meet this growing demand, the number of Medicare-certified hospice programs also increased from approximately 1,208 in 1992 to 2,275 in 2002.

      As the hospice industry has grown significantly, the types of medical conditions of patients who have chosen hospice care have broadened. In 1992, according to the GAO, 75.6% of the Medicare beneficiaries electing hospice care had conditions related to cancer. In 2001, the percentage of Medicare beneficiaries electing hospice care who had conditions related to cancer declined to 53.6%. According to the GAO, from 1992 to 1998, hospice enrollment by Medicare beneficiaries with cancer increased 90.5%, while enrollment by beneficiaries with all other conditions increased 338.0%. Our total admissions for 2003 increased 420.2% over our total admissions for 1998, with cancer admissions and non-cancer admissions representing 32.4% and 67.6%, respectively, of total growth. In 1998, our cancer admissions and non-cancer admissions represented 45.0% and 55.0%, respectively, of all admissions. In 2003, cancer admissions decreased to 34.8% of all admissions and non-cancer admissions increased to 65.2% of all admissions. We believe that the increasing diversity of the medical conditions of the hospice patient population represents a growing acceptance and understanding of hospice care by the general public and healthcare practitioners. We believe that the trend in increasing diversity of the medical conditions of the hospice patient population is continuing.

      The hospice industry has experienced an increase in the average lengths of stay over the past several years. According to the National Hospice and Palliative Care Organization, the average hospice length of stay increased from 48 days in 1999 to 51 days in 2002. Our average hospice length of stay has increased from 65 days in 2002 to 74 days in 2003. Decisions about whether and when to use hospice care depend on physician preferences and practices, patient choice and diagnosis, and public and professional awareness of the Medicare hospice benefit. To increase awareness of hospice, CMS sent a letter to all Medicare-certified hospices in September 2000, and advertised in physician publications in 2002, reaffirming that Medicare hospice beneficiaries are not limited to six months of coverage and that there is no limit on how long a Medicare beneficiary can receive hospice benefits and services, provided that the beneficiary continues to meet the eligibility criteria under the Medicare hospice program. See “— Government Regulation — Overview of Government Payments.”

     Market Opportunity

      We believe that a number of factors will drive growth in the hospice industry. We believe that we are well positioned to take advantage of these growth opportunities:

•	Aging Population in the United States. Over 85% of our patients are age 65 and over. According to the 2000 census conducted by the United States Census Bureau, an estimated 35.0 million persons, or approximately 12.4% of the total United States population, were age 65 and over. The United States Census Bureau projects that the population of persons age 65 and over will rise to an estimated 53.7 million persons, or approximately 16.5% of the total United States population, by the year 2020.

•	Underserved Hospice Market. In 2001, approximately 2.4 million persons died in the United States. Of these, approximately 1.9 million were age 65 and over. According to the National Hospice and Palliative Care Organization, only approximately 32% of those who died in 2001 received hospice care. We believe that a significant percentage of Medicare beneficiaries who do not receive hospice services would be appropriate for hospice care. Approximately 45% of our hospice patients resided in nursing homes and other long-term care facilities in December 31, 2002 and 2003. According to an article published in the Journal of the American Medical Association, nearly half of all persons in the United States who live to age 65 will enter a nursing home before they die. Many nursing home patients have medical conditions that may make them appropriate for hospice care. However, only an estimated one percent of the nursing home population enrolls in hospice care. We believe that the relatively low level of hospice care penetration and the growing population of persons age 65 and over demonstrate that the market for hospice care services is substantially underserved.

•	Cost Savings of Hospice Care to the Medicare Program. According to CMS, Medicare beneficiaries incur an estimated 28% of all Medicare costs in their last year of life, with an estimated 50% of that total incurred in the last two months of life. Studies have demonstrated that hospice care generates significant savings to the Medicare program. These Medicare savings are generated because patients are typically treated in their residence throughout their illness without the need for treatment in expensive acute care facilities. We believe that the cost savings related to hospice care, combined with the projected substantial increase in Medicare beneficiaries, further enhance the potential growth of the hospice industry.

•	Fragmented Hospice Market. Although there are several large national and regional hospice providers, we believe the hospice industry remains highly fragmented, consisting of approximately 2,300 Medicare-certified hospice programs throughout the country, most of which are small- and medium-sized providers. According to the GAO, in 1999 approximately 56.7% and 37.2% of the Medicare-certified hospices were small- and medium-sized providers, respectively. In its study, the GAO included all Medicare-certified hospice providers with less than 100 patient admissions in 1999 as small providers and included all Medicare-certified hospice providers with at least 100, but less than

500, patient admissions in 1999 as medium-sized providers. We believe that the fragmentation of the hospice industry provides significant opportunities for consolidation in the hospice industry.

•	Increasing Public Awareness and Acceptance of Hospice Care. Between 1992 and 2001 the number of Medicare beneficiaries electing hospice care increased over 300% and the diversification of medical conditions of patients electing hospice care also increased significantly. Public and professional awareness and acceptance of hospice care significantly influences the use of hospice care. The need for greater public and professional understanding of options for end-of-life care, including hospice, has been highlighted in Congressional hearings and other public forums and by medical societies, patient advocacy groups and the hospice industry. We believe that public awareness and acceptance of hospice care is increasing and is likely to continue to increase in the future.

Our Competitive Advantages

      We have grown rapidly and achieved profitability as a result of the following competitive advantages:

     We are one of the largest providers of hospice care

      We are one of the largest providers of hospice care in the United States in terms of both average daily census and number of providers. Our average daily census for January 2004 was 7,007 patients, and we currently have 68 hospice providers to serve patients and their families in 29 states. We believe that our size provides us with numerous operating advantages over small hospices, which make up most of the hospice industry, including:

•	Professionally Trained Community Education Team. We employ a professionally trained team of approximately 200 community education representatives who regularly educate new and existing patient referral sources about the benefits of hospice care and the services that we provide. Our team of community education representatives has enabled us to develop a significant base of patient referral sources in our markets. Unlike most hospice care providers, we have the resources to maintain this dedicated community education staff.

•	Comprehensive Compliance and Continuous Quality Improvement Programs. We have developed, implemented and maintain comprehensive compliance and continuous quality improvement programs as part of our provision of centralized corporate services to our 68 hospice providers. We believe this provides a competitive advantage because it facilitates the delivery of consistent and quality service to our patients and their families, allows us dedicated staffing to oversee our hospice programs for compliance purposes which facilitates ongoing growth, and ensures that our clinical employees are well trained. For a more detailed discussion of our compliance and continuous quality improvement programs, see “— Compliance and Continuous Quality Improvement Programs.”

•	Active Cost Management and Centralized Corporate Services. We actively manage and monitor several indicators to track performance across our multiple hospice programs, which enables us to develop best practices, improve efficiencies and manage costs. In addition, we have centralized many of our administrative functions, thereby enabling us to spread administrative costs over our multiple hospice programs. We also believe that our size and local market presence allow us to negotiate more favorable purchasing arrangements with suppliers of drugs, durable medical equipment and disposable medical supplies. We have successfully negotiated local purchasing contracts that provide for discounts and in some instances per diem arrangements for drugs and durable medical equipment, rather than the more typical fee-for-service arrangements.

We are a responsive, comprehensive provider of quality hospice services

      We focus on the prompt and efficient delivery of services to our patients and their families by adhering to our 14 service standards, which stress:

•	patient admissions within three hours after receiving a physician’s order for hospice care;

•	daily contact with our patients and their families to assess their needs;

•	prompt, responsive and comprehensive service for our patients and their families at all times; and

•	satisfaction of individualized patient and family needs.

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

We have a proven track record in growing our business through a balanced growth strategy

      We have grown rapidly through internal growth, development of new hospice programs and a focused strategy of acquisitions. Since we began our operations, our net patient service revenue has increased from $1.0 million in 1996 to $274.3 million in 2003. We reported net income of $21.1 million and $31.2 million in 2002 and 2003, respectively.

      We have developed over 20 new hospice programs since we began operations, and we are currently developing seven additional programs. When developing a new hospice program, we utilize our standardized operating model that includes daily cost management and community education programs to increase patient referrals. Applying our standardized development approach, on average, we have reached breakeven, as measured by income, excluding corporate overhead allocations, at our new programs within approximately 13 months from the date we began development.

      We have acquired over 50 hospice programs since beginning our operations in 1996, including our recent acquisition in the first quarter of 2004 of hospice programs in Amarillo and Conroe, Texas. Nine of these programs were combined with other programs and one program was subsequently closed. We have successfully integrated our acquired hospice programs into our operations by implementing our standardized operating model that focuses on providing outstanding care, minimizing costs and growing patient census.

      We have successfully increased our patient referrals in substantially all of the markets in which we operate by providing responsive, quality service and utilizing our community education representatives to establish and develop referral sources.

     We have a standardized and efficient operating model

      We operate in a fixed payment environment, with primarily per diem payments, based on the level of care that we provide to our patients and their families. Accordingly, controlling our costs is essential to maintaining our profitability.

      We actively manage and monitor several day-to-day indicators, including admissions, discharges by type of discharge and admission conversions on a daily basis. We also track on a regular basis various key measures of our costs per day of care, including costs of labor, medication, durable medical equipment, medical supplies and mileage expense incurred by our caregivers. These measurement tools assist us in tracking the performance of our business and efficiently providing quality, responsive care to our patients and their families. We believe that most hospice providers do not have the resources to implement systems to effectively monitor and manage the cost of providing hospice care.

      Each of our hospice programs is supported by our corporate office in Dallas, Texas, which provides coordination, centralized resources and corporate services to each of our hospice programs. The support services that our corporate office provides allows us to reduce our administrative overhead and should allow us to gain additional operating efficiencies as we grow.

      We can apply our standardized operating model at programs which are acquired in approximately 90-180 days. We apply our standardized operating model from the inception of the start-up program.

     We have an experienced management team

      Our ability to grow profitably, deliver quality services and implement our operating model is due, in large part, to our senior management team. Our top seven executive officers have significant experience in the hospice and healthcare industries. Our senior management team operates as a cohesive, complementary group, reflecting extensive marketing experience, as well as operating knowledge and understanding of the regulatory environment in which we operate. We believe that our management team differentiates us from small hospice providers, which generally lack the resources to attract and maintain an experienced management team.

Our Business Strategy

      Our goal is to become the leading provider of hospice care in the United States. To achieve this goal, we have adopted the following strategies:

Provide high quality hospice service to patients, families and referral sources

      The most important aspect of our business is our commitment to deliver high quality hospice service to all of our constituencies. Those constituencies and the services we provide include the following:

      Patients and their families. Our interdisciplinary team, comprised of a physician, nurse, home health aide, social worker, and chaplain, seeks to improve the quality of life of terminally ill patients and their families by providing care directed at managing pain and other discomforting symptoms and addressing the psychosocial and spiritual needs of patients and their families. Care-giving services; drugs; durable medical equipment, such as hospital beds and wheelchairs; and medical supplies associated with the terminal illness are provided at no cost to the patient under the Medicare benefit. In addition, trained volunteers, managed and supervised by our staff, assist the patient with non-medical projects or errands and provide relief for family caregivers.

      Medical community. We work with others in the medical community in ways that best meet their needs. For example, various physicians, hospitals and long-term care facilities prefer differing methods of communicating with hospice providers, tracking their patients’ conditions, or coordinating their continued involvement with the patient. We seek to accommodate the needs of those we work with in the community.

      Fundamental to the care we provide is a set of 14 service standards, which we believe, sets us apart from other hospice providers. We regularly monitor and measure the satisfaction level of the families whose loved ones we serve to help identify service issues we may have.

      In addition, we are also committed to complying fully with all applicable Medicare and Medicaid rules and regulations. When our hospice programs are caring for approximately 60 patients, a fulltime nurse dedicated to compliance is hired for the program. In addition, our Clinical and Regulatory Affairs Department, staffed with fulltime nurses, actively audits and monitors our hospice programs and conducts training on a regular basis.

      We believe that our reputation for consistently delivering our quality, responsive services to our patients and their families will continue to contribute to our admissions and patient census trends.

     Actively seek to increase patient referrals

      We actively seek to increase patient referrals at all hospice programs by both increasing patient referrals from existing referral sources and establishing new referral sources. Our referrals originate from:

•	physicians;

•	long-term care facilities, including nursing homes, assisted living facilities and adult care centers;

•	hospitals;

•	managed care companies; and

•	insurance companies.

      In each of our markets, we have implemented a community education plan designed to address the specific needs of the patient referral sources in that market and to promote the quality, responsive and comprehensive service we provide to our patients and their families. We utilize two or more dedicated community education representatives in each of our markets and currently employ approximately 200 community education representatives company-wide. Each community education representative seeks to develop relationships with patient referral sources located in the community education representative’s territory by regularly calling on these referral sources and educating groups of physicians, social workers, nurses and nursing home personnel regarding hospice care, generally, and our services, specifically. As part of a community education representative’s ongoing contact with a patient referral source, the community education representative assists the referral source in identifying patients who are appropriate for hospice care and provides periodic information on a referred patient’s status.

      At each of our hospice programs, our general manager, patient care manager and community education representatives coordinate their efforts to obtain contracts with nursing homes, managed care companies and insurance companies. In addition, in many of the markets we serve, we conduct local public relations campaigns that promote hospice care. We also actively participate in community-related projects to increase public awareness of hospice care.

      We believe that our education efforts, combined with our quality, responsive and comprehensive service, will enable us to continue to increase patient referrals.

     Expand our business in new and existing markets

      We intend to expand our business by continuing to grow our existing hospice programs and by actively pursuing the development of hospice programs in new markets throughout the United States. After we identify a market in which to develop a new hospice program, we utilize our standardized development approach, beginning with the identification and recruitment of a general manager who is familiar with the local market, the hiring of other key personnel and the leasing of office space. We then begin training key personnel and preparing for the initial Medicare survey. During this phase, we also hire two or more community education representatives to allow time for extensive training and the development of relationships in the community. This approach has been successful in increasing patient census in our new hospice programs. We also begin establishing contractual arrangements with local suppliers, nursing homes, assisted living facilities, adult care centers and managed care companies. During the next phase of the start-up model, which generally occurs during the third month of the development of a new hospice program, we seek to admit our first patients, at which time we request the Medicare survey. After we complete the initial Medicare survey and become certified, we aggressively expand community education and admissions activities and begin billing for our services.

Expand our business in new and existing markets by selectively acquiring other hospices

      We intend to expand our business by actively pursuing strategic acquisitions of other hospices in new and existing markets throughout the United States. We believe that significant opportunities exist for growth through acquisitions of hospices. The hospice industry consists of approximately 2,300 Medicare-certified hospice programs, most of which are operated by small- and medium-sized providers. The current healthcare environment presents these providers with several challenges, such as changing regulatory requirements and increasing cost pressures. We believe that the fragmented nature of the hospice industry, combined with these other factors, provides us with significant opportunities to grow our business through acquisitions. To take advantage of acquisition opportunities, we have developed a focused acquisition program that is overseen and coordinated by our director of mergers and acquisitions.

      Before completing an acquisition, we actively seek to retain employees of the acquired hospice by emphasizing our compensation and benefits programs, our corporate philosophy and their future responsibilities with us. After we acquire a hospice, we:

•	continue to seek to retain employees and maintain the existing patient referral base of the hospice;

•	improve operations by implementing our efficient operating model and service standards at the hospice;

•	implement our community education program to increase patient referrals by, among other things, hiring community education representatives; and

•	conduct extensive education and clinical training, including customer service and quality assurance, at the hospice.

     Actively manage patient care costs

      Because we operate in a fixed payment environment, paid primarily on a per diem basis by Medicare, controlling costs is critical to our profitability. We allocate our resources to patients and their families according to their changing needs, as determined by our patients and their families and physicians in consultation with an interdisciplinary team, rather than providing all services at all times. Along a patient’s care continuum, the patient and his or her family may have greater psychosocial and spiritual needs initially and later have greater medical needs.

Our Hospice Services

      When a patient is referred to us, one of our admissions coordinators contacts the referral source to obtain the necessary patient information and physician approvals. We then contact the patient and his or her family to explain our hospice program and the services we provide in greater detail and obtain all necessary patient and family consents and forms. In order to qualify for the Medicare hospice benefit, the patient’s treating physician and our medical director must certify that the patient has less than six months to live if the disease runs its normal course in the best judgment of the physician or medical director. In addition, the patient must certify that he or she understands the nature of the illness and of hospice care. By signing the certification statement, the patient surrenders any rights to other Medicare benefits related to the patient’s terminal illness while receiving hospice care. The patient retains access to Medicare benefits for conditions not related to the terminal illness. After these admission requirements are met, a full nursing assessment is performed by one of our nurses, and we assign the patient to an interdisciplinary team that assumes responsibility for developing and delivering the patient’s plan of care.

      In keeping with the hospice concept, we provide intensive treatment of the physical and emotional pain and symptoms associated with terminally ill patients. This palliative care focuses primarily on enhancing a patient’s comfort and overall quality of life and is generally provided in the patient’s home, a nursing home or a hospital. Our services are available 24 hours a day, seven days a week and include, among others:

•	Nursing Care. Registered nurses coordinate the care for every patient, provide direct patient care and check symptoms and medications.

•	Home Care Aide and Homemaker Services. Home care aides provide personal care to patients, such as bathing, feeding and dressing. Homemaker services include light housekeeping and assistance with daily living.

•	Spiritual Support and Counseling. Clergy and other counselors provide spiritual support and counseling to patients and their families.

•	Medical Social Services. Social workers provide advice and counseling to patients and their families.

•	Physical, Occupational and Speech Therapy Services. Professional therapists provide therapy to patients to assist them in remaining independent.

•	Medications, Equipment and Supplies. We provide drugs, equipment and supplies related to the terminal illness to patients to treat physical pain and symptoms and to enable patients to receive hospice care where they reside.

•	Continuous Home Care. During periods of crisis, we provide continuous home care for our patients and their families. This care is predominantly nursing care and is provided in increments of at least eight hours in a 24-hour period. We provide continuous care when, because of the need for pain and symptom management, constant monitoring and support are required, but inpatient care is not yet needed.

•	Respite Care. We provide or arrange for short-term care to patients in inpatient facilities to provide temporary relief to family members caring for the hospice patient.

•	Hospice Inpatient Care. We provide or arrange for short-term hospice inpatient care when adequate care is not feasible in the patient’s home due to the patient’s condition.

•	Volunteer Services and Support. Trained volunteers assist with everyday tasks, such as shopping, and provide support and companionship, short-term relief for the primary caregivers, personal care services and certain professional services.

•	Financial Counseling. We provide financial counseling to hospice patients and their families to assist them in handling the financial issues associated with a terminal illness.

•	Bereavement Care and Counseling. We provide, at our cost, counseling services to family members for a period of up to one year following the patient’s death.

      We often provide hospice care to patients residing in nursing homes, assisted living facilities and other similar long-term care facilities, treating the facility essentially as the patient’s home. We have entered into agreements with these facilities to render hospice care to patients residing in these facilities. During 2002 and 2003, approximately 44.7% and 43.5%, respectively, of our days of care were attributable to patients who resided in long-term care facilities. See Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

      We provide or arrange for inpatient and respite care and services primarily in long-term care facilities and hospitals under contractual relationships. However, in four communities we operate small free-standing inpatient facilities and in two communities, we lease space from a hospital to provide inpatient care. Our interdisciplinary team remains ultimately responsible for the patient and the quality of the services provided to the patient.

Education

      Our patient referral sources are physicians, hospitals, nursing homes, assisted living facilities, adult care centers, managed care companies and insurance companies. We have a staff of approximately 200 dedicated community education representatives who seek to develop relationships with patient referral sources located in their respective markets by regularly calling on these referral sources and educating groups of physicians, social workers, nurses, and staff at nursing homes and other long-term care facilities regarding hospice care generally and our services specifically. As part of a community education representative’s ongoing contact with a patient referral source, the community education representative assists the referral source in identifying patients and families who are appropriate for hospice care and provides periodic information on referred patients’ conditions. In addition to our community education representatives, our more than 2,000 caregivers who routinely have contact with our referral sources, regularly assist our referral sources in identifying patients who are appropriate for hospice care.

      When we acquire a hospice, we hire additional community education representatives as needed. In each start-up program, we hire two or more community education representatives prior to the planned opening in the community to allow time for extensive training and the development of relationships in the community.

      We have also developed tailored education plans to meet the specific needs of each of our patient referral sources:

•	Physicians. Our community education representatives target a broad variety of physicians, including primary care physicians and specialists, who regularly see a high number of patients potentially eligible for hospice care. We have developed disease specific education materials that we provide to these physicians. We update each physician who refers a patient to us on the patient’s condition on a regular basis according to each physician’s instructions. We actively involve the local physician community in assisting us in creating the type of hospice programs that best meet its needs as well as those of patients and their families.

•	Hospitals. Our community education representatives call on physicians, patient discharge planners and social workers at hospitals. We utilize our disease specific education materials when educating the various hospital departments, including oncology and cardiology. We educate hospital staff on the benefits and cost advantages of hospice care over traditional inpatient care for those patients who are candidates for hospice care.

•	Long-Term Care Facilities. We negotiate contracts with nursing homes and have arrangements with assisted living facilities and adult care centers to provide routine home care, inpatient care and respite care at these facilities. Our community education representatives regularly call on nurses, social workers, directors of nursing, administrators and other staff members at these facilities who are in a position to identify or refer hospice patients. In addition, our community education representatives conduct regular training programs for the staff of these facilities to educate them on hospice care and its benefits.

•	Managed Care Companies and Insurance Companies. Our community education representatives regularly call on case managers for managed care companies and insurance companies to discuss the advantages of our hospice services. We regularly conduct training programs to educate case managers of the benefits of hospice care, including potential cost savings. Our general managers and community education representatives coordinate their efforts to obtain contracts with managed care companies and insurance companies. Because managed care companies and insurance companies often have special needs, we strive to meet their requirements by providing them with individualized patient reports.

      In many of the markets that we serve, we also conduct local public relations campaigns to promote hospice awareness.

Centralized Operations and Information Systems

     Centralized Operations

      We have designed our organizational structure to achieve a high level of patient and family satisfaction, provide quality care, permit our hospice programs to continue to grow and develop, and minimize overhead. Our corporate office in Dallas, Texas, supports each of our hospice programs by providing coordination, centralized resources and corporate services to each of our hospice programs, including:

•	financial accounting systems, including billing, accounts receivable, accounts payable and payroll;

•	information and telecommunications systems;

•	clinical support services;

•	human resources administration;

•	regulatory compliance and quality assurance;

•	marketing and educational materials; and

•	training and development.

      We process all billing electronically at our corporate office. Our corporate office bills Medicare monthly and generally receives payment electronically within fourteen working days. Our corporate accounting personnel prepare monthly operating statements for each of our hospice programs and review these statements for operating trends and variance to budget forecasts. We prepare annual operating budgets for each of our hospice programs. We also provide centralized cash management and accounts payable and payroll processing.

     Information Systems

      We utilize multiple server-based systems with laptop and desktop computers to connect all of our hospice programs to one another electronically. Billings are handled through a centralized server based system. Each local office enters all initial patient registration information and updates to the billing status through our intranet system. Our billing system and the use of our intranet system have resulted in greater accuracy and more rapid collections. We continue to seek ways to implement relevant technology to enhance business processes, thereby increasing efficiency. Through the use of our company intranet site, we are facilitating communications and enhancing standardization of all of our operations through publication and dissemination of a standard vision and a consistent, comprehensive direction. We have appointed a task force to direct our compliance with proposed federal regulations regarding the privacy and security of patient medical information, and we have met all mandated deadlines. See “— Government Regulation.”

Hospice Offices and Inpatient Facilities

      Below is a listing of our current hospice programs by state and city.

Alabama

  Birmingham
  Mobile
  Montgomery
Arizona
  Phoenix (two inpatient facilities)(1)
  Tucson (one inpatient facility)(1)
Arkansas
  Little Rock
California
  Bakersfield
  West Covina(2)
  Los Angeles (Culver City)
  Orange County (Garden Grove)
  Palm Springs
  San Bernardino
  San Diego
  San Jose
Colorado
  Colorado Springs
  Denver
Delaware
  Wilmington
Georgia
  Athens (2)
  Atlanta (one inpatient facility)(1)
  Valdosta
Illinois
  Chicago (Arlington Heights)
  Chicago (South Chicago)
Indiana
  Indianapolis
Kansas
  Wichita
Louisiana
  Baton Rouge
  Lake Charles
  New Orleans (Metairie)
  Shreveport
Michigan
  Detroit (Novi)
Mississippi
  Gulfport
  Jackson(2)
Missouri
  Kansas City
  St. Louis
Nebraska
  Omaha
Nevada
  Las Vegas (one inpatient facility)(1)
New Jersey
  Edison
New Mexico
  Albuquerque
  Santa Fe
North Dakota
  Fargo
Ohio
  Cincinnati
  Cleveland
  Columbus
  Toledo
Oklahoma
  Oklahoma City
  Tulsa
Oregon
  Portland
Pennsylvania
  Allentown(2)
  Harrisburg(2)
  Philadelphia
  Pittsburgh
Rhode Island
  Providence(2)
South Carolina
  Charleston
Tennessee
  Memphis
  Nashville

Texas
  Amarillo (one inpatient facility)(1)
  Austin
  Baytown
  Beaumont
  Big Spring
  Brownsville
  Conroe
  Dallas
  El Paso
  Fort Worth
  Houston (Bellaire)
  La Grange
  Odessa
  San Antonio
  Temple
  Waxahachie
Utah
  Salt Lake City(3)
Virginia
  Arlington(2)
  Hampton Roads (Norfolk)
  Richmond
Wisconsin
  Milwaukee

(1)	Each of our inpatient facilities has 11 beds, except for our facility in Las Vegas, Nevada, which has 22 beds and our facility in Amarillo, Texas, which has 7 beds.

(2)	We are currently developing new hospice programs in Arlington, Virginia; Athens, Georgia; West Covina, California; Allentown, Pennsylvania; Harrisburg, Pennsylvania; Jackson, Mississippi; and Providence, Rhode Island. We anticipate admitting our first hospice patients at most of these new programs by the fourth quarter of 2004.

(3)	Salt Lake City, Utah has two alternate delivery sites located in Ogden, Utah and St. George, Utah.

Government Regulation

     General

      The healthcare industry and our hospices are subject to extensive federal and state regulation. Our hospice programs are licensed as required under state law as either hospices or home health agencies, or both, depending on the regulatory requirements of each particular state. In addition, our hospices are required to meet participation conditions to be eligible to receive payments under the Medicare and Medicaid programs. All of our hospice programs, other than the seven programs currently in development, are certified for participation in the Medicare program and are also eligible to receive payments as hospices in the Medicaid programs of the states in which we operate that offer a Medicaid hospice benefit. Our hospices are subject to periodic survey by governmental authorities to assure compliance with both state licensing and certification requirements.

      Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to Social Security benefits who are 65 years of age or older or who are disabled. Medicaid is a health insurance program jointly funded by state and federal governments that provides medical assistance to qualifying low-income persons. Each state Medicaid program has the option to provide payment for hospice services. Twenty-seven of the 29 states in which we currently operate cover Medicaid hospice services; however, we cannot assure that these states will continue to cover hospice services or that states into which we expand our operations may cover or continue to cover hospice services. We have not been adversely affected by the absence of a Medicaid benefit in the two states in which we currently operate that do not have a Medicaid hospice benefit.

      Medicare Conditions of Participation. The Medicare program requires each of our hospice programs to satisfy prescribed conditions to be eligible to receive payments, including the following:

•	Governing Body. Each hospice program must have a governing body that is responsible for the overall operation of the hospice program and for ensuring that all services are consistent with accepted standards of practice. The governing body must designate one individual who is responsible for the day-to-day administrative operations of the hospice program.

•	Medical Director. Each hospice program must have a medical director who is responsible for the medical component of patient care.

•	Professional Management. A hospice program may arrange for the provision of non-core services by another individual or entity. The hospice program must, however, retain professional management responsibility for arranged services and ensure that these services are furnished safely and effectively by qualified personnel in accordance with the patient’s plan of care.

•	Plan of Care. The patient’s attending physician, the medical director and the interdisciplinary team must establish a written plan of care prior to providing care to the patient.

•	Continuation of Care. A hospice program cannot discontinue or reduce care provided to a Medicare beneficiary because of the beneficiary’s inability to pay for that care.

•	Informed Consent. The hospice program must obtain an informed consent form from either the hospice patient or a family member that specifies the type of care and services that may be provided as hospice care during the illness.

•	In-Service Training. A hospice program must provide an ongoing training program for its employees.

•	Quality Assurance. A hospice program must provide an ongoing, comprehensive, integrated self-assessment of the quality and appropriateness of care. See “— Compliance and Continuous Quality Improvement Programs.”

•	Interdisciplinary Team. A hospice program must have an interdisciplinary team that establishes policies and supervises the provision of hospice care and services. The team must include at least a physician, registered nurse, social worker and pastoral or other counselor. All of the members of the team must be employees of the hospice program with the exception of the physician, who may be under contract with the hospice program.

•	Volunteers. Hospice programs must recruit and train volunteers to provide care and services under the supervision of hospice employees. These volunteers must provide administrative or direct patient care in an amount that, at a minimum, equals five percent of the total patient care hours provided by all paid hospice employees and contract staff.

•	Licensure. Each hospice program and all hospice personnel must be licensed, certified or registered in accordance with applicable state laws and regulations.

•	Central Clinical Records. Hospice programs must maintain centralized clinical records for each hospice patient. The records must meet standards relating to content and protection.

•	Furnishing Core Services. Substantially all “core services” must be provided directly by hospice employees. “Core services” include nursing, medical, social, physician and counseling services. The hospice program may use contracted staff to perform core services during periods of peak patient loads or under extraordinary circumstances, but the hospice program must maintain professional, financial and administrative responsibility for the services.

      In addition to the above conditions of participation, Medicare regulations also establish additional conditions of participation related to the provision of other hospice care services and supplies, including physical therapy, occupational therapy, speech therapy, home health aide and homemaker services, medical supplies, short-term inpatient care and direct inpatient care. Each of our hospice programs, other than our programs currently in development, is certified for participation in the Medicare program and is eligible to receive payment as a hospice in the Medicaid hospice program, if any, of the state in which it operates. We anticipate that most of our hospice programs under development will be Medicare certified and Medicaid eligible by the fourth quarter of 2004. We believe that we are in material compliance with all conditions of participation for the Medicare program and all eligibility requirements for the Medicaid program.

      Surveys and Audits. Each of our hospice programs is subject to periodic survey by federal and state governmental authorities to assure compliance with both state licensing and certification requirements. From time to time, we receive survey reports containing statements of deficiencies for alleged failure to comply with the various regulatory requirements. These survey reports and statements of deficiencies are common in the healthcare industry. We review these reports, prepare responses, and take appropriate corrective action, if required. The reviewing agency is generally authorized to take various adverse actions against a hospice program found to be in non-compliance, including the imposition of fines or suspension or revocation of a hospice program’s license. If this adverse action were taken against any of our hospice programs, this action could materially adversely affect that hospice program’s ability to continue to operate and to participate in the Medicare and Medicaid programs. This could materially adversely affect our net patient service revenue and profitability. None of our hospice programs has been suspended at any time from participation in the Medicare or Medicaid programs or had its state licensure suspended or revoked. We believe that each of our hospice programs is in material compliance with these licensing and certification requirements.

      Certificate of Need Laws and Other Restrictions. Many states have enacted certificate of need laws that require state approval prior to opening new healthcare facilities or expanding services at existing healthcare facilities. Approval under the certificate of need laws is generally conditioned on the showing of a demonstrable need for services in the community. Certificate of need laws in some states apply to hospice services. Many states with certificate of need requirements permit the transfer of a certificate of need from an existing provider to a new provider. Our hospice programs in Tennessee and Arkansas are our only hospice programs located in states that have a certificate of need law in effect; however, in the future we may seek to develop or acquire hospice programs in other states that may have certificate of need laws. While several states have abolished certificate of need laws, and other states do not apply them to hospice services, these laws could affect our ability to expand services at our existing hospice programs or to make acquisitions or develop hospices in new or existing geographic markets.

      In addition, a few states have additional laws that restrict the development and expansion of hospice programs. For example, Florida does not permit the operation of a hospice program by a for-profit corporation, except in limited circumstances. Under Florida law, a for-profit hospice incorporated on or before July 1, 1978 is exempt from the restriction and may continue to operate as a for-profit hospice. In addition, under Florida law an exempt hospice may transfer its operations and license to another for-profit entity. Under New York law, a hospice cannot be owned by a corporation that has another corporation as a stockholder. These additional state restrictions could affect our ability to expand into these states and other jurisdictions with similar restrictions.

     Overview of Government Payments

      Substantially all of our net patient service revenue is attributable to payments received from the Medicare and Medicaid programs. 97.5% and 97.0% of our net patient service revenue for the years ended December 31, 2002 and 2003, respectively, were attributable to Medicare and Medicaid payments. Payment from Medicare and Medicaid is affected by budgetary pressures and is subject to changes in legislation and regulation. Our revenues and profitability, similar to other healthcare companies, are subject to the effect of such legislative or regulatory changes and to possible reductions in coverage or payment rates by private third-party payors.

      As with most government programs, the Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, and freezes and funding reductions, all of which may adversely affect payments to us. Reductions or changes in Medicare or Medicaid funding could significantly affect our results of operations. We cannot predict at this time whether any additional healthcare reform initiatives will be implemented or whether other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system will occur.

      Medicare. Medicare pays us based on a prospective payment system under which we receive one of four predetermined daily or hourly rates in which the Medicare beneficiary is under our care. As discussed below, these rates are subject to annual adjustments for inflation and are also adjusted based on geographic location.

The rate we receive from Medicare for a day of hospice care varies depending on which of the following four levels of care is being furnished to the beneficiary:

•	Routine Home Care. We currently receive between $103.54 and $158.73 per day for routine home care, depending on the geographic location. We are paid the routine home care rate for each day a patient is under our care and not receiving one of the other categories of hospice care. This rate is not adjusted for the volume or intensity of care provided on a given day. This rate is also paid when a patient is receiving hospital care for a condition unrelated to the terminal condition. Routine home care services accounted for 89.8% and 89.5% of our gross patient service revenue for 2002 and 2003, respectively.

•	General Inpatient Care. We currently receive between $465.03 and $693.76 per day for general inpatient care, depending on the geographic location. General inpatient care services accounted for 8.3% and 8.7% of our gross patient service revenue for 2002 and 2003, respectively.

•	Continuous Home Care. We currently receive between $604.32 and $926.47 per day for continuous home care, depending on the geographic location. This daily continuous home care rate is divided by 24 in order to arrive at an hourly rate. The hourly rate is paid for every hour that continuous home care is furnished, up to 24 hours in a single day. A minimum of eight hours must be provided in a single day to qualify for this rate. Continuous home care services accounted for 0.8% and 0.6% of our gross patient service revenue for 2002 and 2003, respectively.

•	Respite Care. We currently receive between $110.30 and $155.28 per day for respite care, depending on the geographic location. Respite care is provided when the family or caregiver of a patient requires temporary relief from his or her caregiving responsibilities for certain reasons. We can receive payment for respite care provided to a given patient for up to five consecutive days. Our payment for any additional days of respite care provided to the patient is limited to the routine home care rate. Respite care services accounted for 0.2% of our gross patient service revenue for both 2002 and 2003.

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

      Medicare limits the amount of payment we may receive for inpatient care services. Under the so-called “80-20” rule, if the number of inpatient care days furnished by us to Medicare beneficiaries exceeds 20% of the total days of hospice care furnished by us to Medicare beneficiaries, Medicare payments to us for inpatient care days exceeding the inpatient cap will be reduced to the routine home care rate. This determination is made annually based on the twelve month period beginning on November 1st of each year. This limit is computed on a program-by-program basis. None of our hospices has exceeded the cap on inpatient care services. However, we cannot assure you that one or more of our hospices will not exceed the inpatient cap in the future.

      Overall payments made by Medicare to us are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The hospice cap period runs from November 1st of each year through October 31st of the following year. Total Medicare payments to us during this period are compared to the cap amount for this period. Payments in excess of the cap amount must be returned by us to Medicare. The cap amount is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation annually. The cap amount was $18,661 for the twelve-month period ending October 31, 2003. The cap amount for the twelve month period ending October 31, 2004 has not been established by Medicare. Once published, the new cap amount will become effective retroactively for all initial hospice elections performed since October 1, 2003. The hospice cap amount is computed on a program-by-program basis. Our net patient service revenue for 2003 was reduced by $1.2 million as a result of six of our hospice programs exceeding the Medicare cap. We cannot assure that additional hospices will not exceed the cap amount in the future.

      Direct patient care physician services delivered by physicians contracted with us are billed separately by us to the Medicare intermediary and paid at the lesser of the actual charge or 100% of the Medicare allowable charge for these services. This payment is in addition to the daily rates we receive for hospice care. Payment for our contractual physicians’ administrative and general supervisory activities are included in the daily payment rates discussed above. Payments for a patient’s attending physician’s professional services, other than services furnished by physicians contracted with us, are not paid to us, but rather are paid directly to the attending physician by the Medicare carrier based on the Medicare physician fee schedule. Physician services represented 0.5% of our net patient service revenue for both 2002 and 2003.

      Medicare fiscal intermediaries periodically conduct focused medical reviews and other audits on our claims. Medicare fiscal intermediaries have recently increased their review of claims for hospice patients with non-cancer diagnoses. Focused medical reviews and other audits of our hospice programs could result in material recoupments or denials of claims. Further, Medicare payments for hospice services may not continue to remain at their current levels or keep pace with the costs of providing hospice services.

      The Balanced Budget Act of 1997 made changes in Medicare coverage of and payment for hospice care services. The law reduced the amount of anticipated increases in Medicare payments for hospice services by setting the payment rate increases at the “market basket” inflation rate minus one percentage point for each of the Medicare fiscal years 1998 through 2002. The Medicare fiscal year begins on October 1 of each year and runs through September 30 of the following year. In addition, the Balanced Budget Act of 1997 requires us to file annual cost reports with the Department of Health and Human Services on each of our hospice programs for informational purposes. The Balanced Budget Act of 1997 also requires us to submit claims on the basis of the location where we actually furnish the hospice services. The purpose of this requirement is to adjust payment rates for regional differences in wage costs.

      On October 1, 2002 and 2003, the base Medicare payment rates for hospice care increased by approximately 3.4% over the base rates previously in effect. The new Medicare daily rates for October 1, 2002 and 2003 were further adjusted by the hospice wage index.

      In May 2002, the Medicare Payment Advisory Commission issued its report to Congress assessing Medicare beneficiaries’ access to and use of the hospice benefit. The Medicare Payment Advisory Commission recommended that the hospice payment rates be reviewed to insure that they are consistent with the costs of providing hospice care, including whether a case-mix adjusted payment system and outlier policy should be incorporated into the Medicare hospice payment system.

      Medicare Six-Month Eligibility Rule. In order for a Medicare beneficiary to qualify for the Medicare hospice benefit, two physicians must certify that the beneficiary has less than six months to live, assuming the disease runs it normal course in the best judgment of the physician or medical director. In addition, the Medicare beneficiary must affirmatively elect hospice care and waive any rights to other Medicare benefits related to the beneficiary’s terminal illness. Each benefit period, a physician must recertify that the Medicare beneficiary’s life expectancy is six months or less in order for the beneficiary to continue to qualify for and to receive the Medicare hospice benefit. The first and second benefit periods are measured at 90-day intervals and subsequent benefit periods are measured at 60-day intervals. The Medicare, Medicaid and SCHIP (State Childrens’ Health Insurance Program) Benefits Improvement and Protection Act of 2000 provides that the physician certification of a Medicare beneficiary’s eligibility for the Medicare hospice benefit is based on the physician’s clinical judgment regarding the normal course of the individual’s illness. There is no limit on the number of periods that a Medicare beneficiary may be recertified. A Medicare beneficiary may revoke his or her election at anytime and resume receiving regular Medicare benefits.

      Increased regulatory scrutiny of compliance with the Medicare six-month eligibility rule has impacted the hospice industry. CMS, however, reaffirmed that Medicare hospice beneficiaries are not limited to six months of coverage and that there is no limit on how long a Medicare beneficiary can continue to receive hospice benefits and services, provided that the beneficiary continues to meet the eligibility criteria under the Medicare hospice program.

      Medicaid. State Medicaid programs are another source of net patient service revenue. Medicaid is a state-administered program financed by state funds and matching federal funds to provide medical assistance to the indigent and certain other eligible persons. In 1986, hospice services became an optional state Medicaid benefit. For those states that elect to provide a hospice benefit, Medicaid is required to pay us rates that are at least equal to the hospice rates paid by Medicare. For our patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, the state must pay us, in addition to the applicable Medicare or Medicaid hospice per diem rate, an amount equal to at least 95% of the Medicaid per diem nursing home rate for “room and board” furnished to the patient by the nursing home. We contract with various nursing homes for the nursing homes’ provision of certain “room and board” services that the nursing homes would otherwise provide Medicaid nursing home patients. We bill and collect from the applicable state Medicaid program an amount equal to at least 95% of the amount that would otherwise have been paid directly to the nursing home under the state’s Medicaid plan. Under our standard nursing home contracts, we pay the nursing home for these “room and board” services at the Medicaid per diem nursing home rate. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Expenses.”

Other Healthcare Regulations

      Fraud and Abuse Laws. Provisions of the Social Security Act, commonly referred to as the fraud and abuse provisions, prohibit the filing of false or fraudulent claims with Medicare or Medicaid and the payment or receipt of any form of remuneration in return for the referral of Medicare or Medicaid patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or Medicaid programs. Violation of these provisions could constitute a felony criminal offense and applicable sanctions include imprisonment of up to five years, criminal fines of up to $25,000, civil money penalties of up to $50,000 per act plus three times the amount claimed or three times the remuneration offered and exclusion from the Medicare and Medicaid programs. Many states have adopted similar prohibitions against payments that are intended to induce referrals of Medicaid and other third-party payor patients. The Office of Inspector General, Department of Health and Human Services (“OIG”), has published numerous “safe harbors” that exempt some practices from enforcement action under the federal fraud and abuse laws. These safe harbors exempt specified activities, including bona fide employment relationships, some contracts for the rental of space or equipment, and some personal service arrangements and management contracts. While the failure to satisfy all of the requirements of a particular safe harbor does not necessarily mean that the arrangement is unlawful, arrangements that do not satisfy a particular safe harbor may be subject to scrutiny by the OIG.

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

      From time to time, various federal and state agencies, such as the Department of Human Services, issue a variety of pronouncements, including fraud alerts, the Office of Inspector General’s Annual Work Plan and other reports, identifying practices that may be subject to heightened scrutiny. For example, in March 1998, the OIG issued a special fraud alert titled “Fraud and Abuse in Nursing Home Arrangements with Hospices.” This special fraud alert focused on payments received by nursing homes from hospices.

      We believe that we are in material compliance with all applicable federal and state fraud and abuse laws. However, we cannot assure that these laws will not be interpreted in the future in such a way as to cause us to be in violation of these laws.

      HIPAA Fraud and Abuse Provisions. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the application of the federal fraud and abuse provisions beyond the Medicare and Medicaid programs. An amendment included in HIPAA extended the federal fraud and abuse provisions’ prohibitions to all “federal healthcare programs,” which include all state healthcare programs receiving federal funding but exclude the federal Employees Health Benefit Program. Additionally, HIPAA created five new categories of criminal federal offenses that apply to all healthcare benefit programs regardless of whether such programs are funded in whole or in part with federal funds. The five new categories of federal offenses created by HIPAA are healthcare fraud, theft or embezzlement in connection with healthcare, false statements relating to healthcare matters, obstruction of criminal investigations of healthcare offenses, and money laundering. Violations of these provisions constitute felony criminal offenses and applicable sanctions include imprisonment and/or substantial monetary fines.

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

      False Claims Act. In addition to federal fraud and abuse laws, under separate statutes, the submission of claims for items and services that are “not provided as claimed” may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in federally funded healthcare programs, including the Medicare and Medicaid programs. These false claims statutes include the Federal False Claims Act. Under the Federal False Claims Act, in addition to actions being initiated by the federal government, a private party may bring an action on behalf of the federal government. These private parties are often referred to as qui tam relators, and are entitled to share in any amounts recovered by the government. Both direct enforcement activity by the government and qui tam actions have increased significantly in recent years and have increased the risk that a healthcare company, like us, will have to defend a false claims action, pay fines or be excluded from the Medicare and/or Medicaid programs as a result of an investigation arising out of this type of an action. Many states have enacted similar laws providing for the imposition of civil and criminal penalties for the filing of fraudulent claims. Because of the complexity of the government regulations applicable to our industry, we cannot assure that we will not be the subject of an action under the False Claims Act or similar state law.

      The Stark Law and State Physician Self-Referral Laws. Section 1877 of the Social Security Act, commonly known as the “Stark Law,” prohibits physicians, subject to the exceptions described below, from referring Medicare or Medicaid patients to any entity providing “designated health services” in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. Persons who violate the Stark Law are subject to civil monetary penalties and exclusion from the Medicare and Medicaid programs.

      Hospice care is not specifically enumerated as a health service subject to this prohibition; however, some of the ten designated health services under the Stark Law, including physical therapy, pharmacy services and certain infusion therapies, are among the specific services furnished by our hospices. Regulations interpreting the Stark Law currently provide that investments by referring physicians in a hospice will not violate the Stark Law. We cannot assure you, however, that future regulatory changes will not result in us becoming subject to the Stark Law’s prohibition in the future.

      Many states have also enacted physician self-referral laws, which generally prohibit financial relationships with referral sources that are not limited to services for which Medicare or Medicaid payment may be made. Similar penalties, including loss of license or eligibility to participate in government programs and civil and criminal fines, apply to violations of these state self-referral laws. These laws vary from state to state and have seldom been interpreted by the courts or regulatory agencies. We believe that our relationships with physicians do not violate these state self-referral laws. However, we cannot assure that these laws will not be interpreted in the future in such a way as to call into question our relationships with physicians.

      Corporate Practice of Medicine and Fee-Splitting. Most states have laws that restrict or prohibit unlicensed persons or business entities, including corporations, from employing physicians and/or prohibit direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies.

      We contract with physicians to provide medical direction and patient care services. A state with these prohibitions could determine that the provision of patient care services by our contracted physicians violates the corporate practice of medicine and/or fee-splitting prohibitions. We structure our arrangements with healthcare providers to comply with the relevant state law. However, we cannot assure you that government officials charged with the responsibility for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of these laws. These laws may also be interpreted by the courts in a manner inconsistent with our interpretations. The determinations or interpretations by a state may require us to restructure our arrangements with physicians in the applicable state.

      Health Information Practices. The administrative simplification provisions of HIPAA contain provisions that require many organizations, including us, to implement very significant, potentially expensive new computer systems and business procedures designed to protect each patient’s individual healthcare information. HIPAA requires the Department of Health and Human Services to issue rules to define and implement patient privacy standards. Among the standards that the Department of Health and Human Services has or will adopt pursuant to HIPAA are standards for the following:

•	electronic transactions and code sets;

•	unique identifiers for providers, employers, health plans and individuals;

•	privacy;

•	security and electronic signatures; and

•	enforcement.

      On December 28, 2000, the Secretary of the Department of Health and Human Services published a final rule establishing standards for the privacy of individually identifiable health information. The final rule became effective on April 14, 2001, and compliance was required by April 14, 2003. These privacy standards apply to all health plans, all healthcare clearinghouses and many healthcare providers, including healthcare providers that transmit health information in an electronic form in connection with certain standard transactions. We are a covered entity under the final rule. The privacy standards apply to protect individually identifiable health information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom such information is disclosed.

      On February 20, 2003, the Secretary of the Department of Health and Human Services published a final rule that establishes, in part, standards for the security of health information by health plans, healthcare clearinghouses and healthcare providers that maintain or transmit any health information in electronic form, regardless of format. The final rule became effective April 21, 2003, with a compliance date of April 21, 2005. We are a covered entity under the final rule. These security standards require covered entities to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure integrity, confidentiality and availability of the information. The security standards were designed to protect health information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. Although the security standards do not reference or advocate a specific technology, and affected entities have the flexibility to choose their own technical solutions, we expect that compliance with the security standards will require us to implement significant systems and procedures.

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

      Compliance with these standards has required significant commitment and action by us. We have management in place to direct our compliance with these standards and we are now in compliance with the privacy standards and the electronic transactions and code sets standards.

      Additional Federal and State Laws. The federal government and all states also regulate other aspects of the hospice industry. In particular, our operations are subject to federal and state laws covering professional services, the dispensing of drugs and other types of hospice activities. Some of our employees are subject to state laws and regulations governing the ethics and practice of medicine, respiratory therapy, pharmacy and nursing. Our operations are subject to periodic survey by government entities to assure compliance with applicable state licensing and Medicare and Medicaid certification, as the case may be. From time to time in the ordinary course of business, we, like other healthcare companies, receive survey reports containing deficiencies for alleged failure to comply with applicable requirements. We review these reports and take appropriate corrective action. The failure to effect corrective action or to obtain, renew or maintain any of the required regulatory approvals, certifications or licenses could materially adversely affect our business and could prevent our hospice programs involved from offering services to patients. In addition, laws and regulations often are adopted to regulate new products, services and industries. We cannot assure that either the states or the federal government will not impose additional regulations upon our activities that might adversely affect us.

      As a large employer, we are subject to various federal and state laws regulating employment practices. We are specifically subject to audits by various federal and state agencies regarding our compliance with these laws. We believe that our employment practices are in material compliance with applicable federal and state laws. However, we cannot assure that government officials charged with the responsibility of enforcing these laws will not assert that we are in violation of these laws, or that these laws will be interpreted by the courts in a manner consistent with our interpretations.

      A substantial number of hospice programs which could be potential acquisition targets for us are operated by not-for-profit entities. Some states require government review, and in some cases approval, of transactions in which a not-for-profit entity sells a healthcare facility or business. This increased scrutiny may increase the difficulty in completing or prevent the completion of acquisitions in some states in the future. We have acquired two not-for-profit hospice programs and did not encounter any substantial regulatory or governmental obstacles to our acquisition or integration of those hospice programs. We cannot, however, assure that we will not encounter regulatory or governmental obstacles in connection with our acquisition of not-for-profit hospices in the future.

      We maintain an internal corporate compliance program and from time to time retain regulatory counsel for guidance on applicable laws and regulations. However, we cannot assure that our practices, if reviewed, would be found to be in compliance with applicable federal and state laws, as the laws ultimately may be interpreted.

Compliance and Continuous Quality Improvement Programs

      We have a comprehensive company-wide compliance program. Our compliance program provides for:

•	the appointment of a compliance officer and committee;

•	adoption of a corporate code of business conduct and ethics;

•	employee education and training;

•	implementation of an internal system for reporting concerns on a confidential, anonymous basis;

•	ongoing internal auditing and monitoring programs; and

•	a means for enforcing the compliance programs policies.

      As part of our ongoing internal auditing and monitoring programs, we conduct periodic, at least annual, internal regulatory audits and mock surveys at each of our hospice programs. If a program does not achieve a satisfactory rating, we require it to prepare and implement a plan of correction. We then perform a follow-up audit and survey to verify that all deficiencies identified in the initial audit and survey have been corrected.

      As required under the Medicare conditions of participation, we have a continuous quality improvement program in place. Our continuous quality improvement program involves:

•	on-going education of staff and quarterly continuous quality improvement meetings at each of our hospice programs and at our corporate office;

•	quarterly comprehensive audits of patient charts performed by each of our hospice programs; and

•	at least once a year, a comprehensive audit of patient charts performed on each of our hospice programs by our corporate staff.

      If a hospice program fails to achieve a satisfactory rating on a patient chart audit, we require the program to prepare and implement a plan of correction. We then conduct a follow-up patient chart audit to verify that appropriate action has been taken to prevent future deficiencies.

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

Competition

      Hospice care in the United States is competitive. Because payments for hospice services are primarily paid on a per diem basis, we compete primarily on our ability to deliver quality, responsive services. The hospice care market is highly fragmented, and we compete with a large number of organizations, some of which have or may obtain significantly greater financial and marketing resources than us. Based on industry data, we estimate that approximately 72% of existing hospice programs are local not-for-profit programs. Most hospice programs are small-and medium-sized programs.

      We also compete with a number of national and regional hospice providers, including Vitas Healthcare Corporation and VistaCare, Inc., hospitals, nursing homes, home health agencies and other healthcare providers, including those with which we presently maintain contractual relationships, that offer hospice and/or palliative care services. Many of them offer home care to patients who are terminally ill, and some actively market palliative care and “hospice-like” programs. In addition, various healthcare companies have diversified into the hospice market. For example, Beverly Enterprises, Inc. and Manor Care, Inc. compete with us in some of our markets.

      Relatively few barriers to entry exist in the markets served by us. Accordingly, other companies that are not currently providing hospice care may enter these markets and expand the variety of services offered.

Insurance

      We maintain primary general and professional liability coverage on a claims made and company-wide basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. In addition, we maintain umbrella coverage on a claims made and company-wide basis with a limit of $20.0 million. While we believe that our insurance coverage is adequate for our current operations, we cannot assure that our coverage will cover all future claims or will be available in adequate amounts or at a reasonable cost.

      Our current general and professional liability policy does not provide coverage for claims that arise from acts that occurred prior to the policy’s start date of April 12, 2000. From March 12, 1999 to April 12, 2000, Reliance National Insurance Company provided our insurance coverage. Since April 12, 2000, Lexington Insurance Company, a subsidiary of American International Group, Inc., has provided our insurance coverage. During the fourth quarter of 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania placed Reliance National Insurance Company in liquidation. Based on our estimation of open claims, we are maintaining a reserve to cover potential losses resulting from current and future litigation claims covered by Reliance National Insurance Company to the extent its assets are not sufficient to pay such claims. Although we believe that the amount reserved is adequate to cover our potential losses, there can be no assurance that our losses will not exceed the amount reserved. Our profitability will be negatively impacted to the extent our actual losses exceed the amount reserved.

Employees

      As of February 15, 2004, we had 3,167 full-time employees and 737 part-time employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

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

      We are highly dependent on payments from Medicare and Medicaid. Approximately 97.2%, 97.5% and 97.0% of our net patient service revenue for the years ended December 31, 2001, 2002 and 2003, respectively, consisted of payments, paid primarily on a per diem basis, from the Medicare and Medicaid programs. Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments could cause our net patient service revenue and profits to materially decline.

      Overall payments made by Medicare to us are subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The hospice cap period runs from November 1st of each year through October 31st of the following year. Total Medicare payments to us during this period are compared to the cap amount for this period. Payments in excess of the cap amount must be returned by us to Medicare. The cap amount is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The cap amount was $18,661 for the twelve-month period ending October 31, 2003. The cap amount for the twelve month period ending

October 31, 2004 has not been established by Medicare. Once published, the new cap amount will become effective retroactively for all services performed since November 1, 2003. The hospice cap amount is computed on a program-by-program. Our net patient service revenue for 2003 was reduced by approximately $1.2 million as a result of six of our hospice programs exceeding the Medicare cap. Our ability to comply with this limitation depends on a number of factors relating to a given hospice program, including the rate at which our patient census increases, the average length of stay and mix in level of care. Our revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure that additional hospices will not exceed the cap amount in the future.

We operate in an industry that is subject to extensive federal, state and local regulation, and changes in law and regulatory interpretations could reduce our net patient service revenue and profitability.

      The healthcare industry is subject to extensive federal, state and local laws, rules and regulations relating to, among others:

•	payment for services;

•	conduct of operations, including fraud and abuse, anti-kickback prohibitions, physician self-referral prohibitions and false claims;

•	privacy and security of medical records;

•	employment practices; and

•	facility and professional licensure, including certificates of need, surveys, certification and recertification requirements, and corporate practice of medicine prohibitions.

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

      In the future, different interpretations or enforcement of laws, rules and regulations governing the healthcare industry could subject our current business practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services and capital expenditure programs, increase our operating expenses and distract our management. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program payments, suffer civil and criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. For a more detailed discussion of the regulatory environment in which we operate, see “— Government Regulation.”

Almost half of our hospice patients reside in nursing homes. Changes in the laws and regulations regarding payments for hospice services and “room and board” provided to our hospice patients residing in nursing homes could reduce our net patient service revenue and profitability.

      For our hospice patients receiving nursing home care under certain state Medicaid programs who elect hospice care under Medicare or Medicaid, the state must pay us, in addition to the applicable Medicare or Medicaid hospice per diem rate, an amount equal to at least 95% of the Medicaid per diem nursing home rate for “room and board” furnished to the patient by the nursing home. We contract with various nursing homes for the nursing homes’ provision of certain “room and board” services that the nursing homes would otherwise provide Medicaid nursing home patients. We bill and collect from the applicable state Medicaid program an amount equal to at least 95% of the amount that would otherwise have been paid directly to the nursing home under the state’s Medicaid plan. Under our standard nursing home contracts, we pay the nursing home for these “room and board” services at 100% of the Medicaid per diem nursing home rate.

      Government studies conducted in the last several years have suggested that the reimbursement levels for hospice patients living in nursing homes may be excessive. In particular, the federal government has expressed concern that hospice programs may provide fewer services to patients residing in nursing homes than to patients living in other settings due to the presence of the nursing home’s own staff to address problems that might otherwise be handled by hospice personnel. Because hospice programs are paid a fixed per diem amount, regardless of the volume or duration of services provided, the government is concerned that hospice programs may be increasing their profitability by shifting the cost of certain patient care services to the nursing home.

      The reduction or elimination of Medicare payments for hospice patients residing in nursing homes would significantly reduce our net patient service revenue and profitability. In addition, changes in the way nursing homes are reimbursed for “room and board” services provided to hospice patients residing in nursing homes could affect our ability to obtain referrals from nursing homes. A reduction in referrals from nursing homes would adversely affect our net patient service revenue and profitability.

If we are unable to maintain relationships with existing patient referral sources or to establish new referral sources, our growth and profitability could be adversely affected.

      Our success is heavily dependent on referrals from physicians, nursing homes, assisted living facilities, adult care centers, hospitals, managed care companies, insurance companies and other patient referral sources in the communities that our hospice locations serve, as well as on our ability to maintain good relations with these referral sources. Our referral sources are not contractually obligated to refer hospice patients to us and may refer their patients to other hospice care providers, or not at all. Our growth and profitability depend significantly on our ability to provide good patient and family care, to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of hospice care by our referral sources and their patients. We cannot assure that we will be able to maintain our existing referral source relationships or that we will be able to develop and maintain new relationships in existing or new markets. Our loss of existing relationships or our failure to develop new relationships could adversely affect our ability to expand our operations and operate profitably. Moreover, we cannot assure that awareness or acceptance of hospice care will increase.

Our growth strategy to develop new hospice locations in new and existing markets may not be successful, which could adversely impact our growth and profitability.

      A significant element of our growth strategy is expansion of our business by developing new hospice programs in new markets and growth in our existing markets. This aspect of our growth strategy may not be successful, which could adversely impact our growth and profitability. We cannot assure that we will be able to:

•	identify markets that meet our selection criteria for new hospice programs;

•	hire and retain a qualified management team to operate each of our new hospice programs;

•	manage a large and geographically diverse group of hospice programs;

•	become Medicare and Medicaid certified in new markets;

•	transfer provider numbers between hospice programs in a timely manner;

•	generate sufficient hospice admissions in new markets to operate profitably in these new markets; or

•	compete effectively with existing programs in new markets.

Our growth strategy to acquire other hospices may not be successful and the integration of future acquisitions may be difficult and disruptive to our ongoing business.

      In addition to growing existing programs and developing new hospice programs, an element of our growth strategy is expansion through the acquisition of other hospice programs. We cannot assure that our acquisition strategy will be successful. The success of our acquisition strategy is dependent upon a number of factors, including:

•	our ability to identify suitable acquisition candidates;

•	our ability to negotiate favorable acquisition terms, including purchase price, which may be adversely affected due to increased competition with other buyers;

•	the availability of financing on terms favorable to us, or at all;

•	our ability to integrate effectively the systems and operations of acquired hospices;

•	our ability to retain key personnel of acquired hospices; and

•	our ability to obtain required regulatory approvals.

      Acquisitions involve a number of other risks, including diversion of management’s attention from other business concerns and the assumption of known or unknown liabilities of acquired hospices, including liabilities for failure to comply with healthcare laws and regulations. The integration of acquired hospices may place significant strains on our current operating and financial systems and controls. We may not successfully overcome these risks or any other problems encountered in connection with our acquisition strategy.

      An estimated 72% of hospice programs in the United States are not-for-profit programs. Accordingly, it is likely that a substantial number of acquisition opportunities may involve hospices operated by not-for-profit entities. In recent years, several states have increased review and oversight of transactions involving the sale of healthcare facilities by not-for-profit entities. Although the level of review varies from state to state, the current trend is to provide for increased governmental review, and in some cases approval, of transactions in which a not-for-profit entity sells a healthcare facility or business. This increased scrutiny may increase the difficulty in completing, or prevent the completion of, acquisitions in some states in the future.

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

      As we previously disclosed in our earnings release in February 2003, as part of our CEO succession plan, David C. Gasmire, President and former Chief Operating Officer, has been promoted to the position of President and Chief Executive Officer, effective January 1, 2004. Richard R. Burnham, Chairman of the Board and former Chief Executive Officer, will continue as Chairman of the Board. During 2003, with the assistance of Mr. Burnham, Mr. Gasmire began the orderly transition to Chief Executive Officer as part of our CEO succession plan. We do not expect Mr. Gasmire’s and Mr. Burnham’s changing management roles to have any adverse affect on our future operating results. Deborah Hoffpauir, former Senior Vice President of Operations, has been promoted to the position of Chief Operating Officer.

      Competition for skilled employees is intense, and the process of locating and recruiting skilled employees with the combination of qualifications and attributes required to care effectively for terminally ill patients and their families can be difficult and lengthy. We cannot assure that we will be successful in attracting, retaining or training highly skilled nursing, management, community education, operations, admissions and other personnel. Our business could be disrupted and our growth and profitability negatively impacted if we are unable to attract and retain skilled employees.

A nationwide shortage of qualified nurses could adversely affect our profitability and our ability to grow and continue to provide quality, responsive hospice services to our patients as nursing wages and benefits increase.

      We currently employ approximately 900 full-time nurses and 400 part-time nurses. We depend on qualified nurses to provide quality, responsive hospice services to our patients. There is currently a nationwide shortage of qualified nurses that is being felt in some of the markets in which we provide hospice services, primarily in California. In response to the shortage of qualified nurses in these markets, we have increased and are likely to continue to increase our wages and benefits to recruit and retain nurses or to engage contract nurses until we hire permanent staff nurses. Our inability to attract and retain qualified nurses could adversely affect our ability to provide quality, responsive hospice services to our patients and our ability to increase patient census in those markets. In addition, because we operate in a fixed reimbursement environment, increases in the wages and benefits that we must provide to attract and retain qualified nurses or an increase in our reliance on contract nurses could negatively impact our profitability.

Medical reviews and audits by governmental and private payors could result in material payment recoupments and payments denials, which could negatively impact our business.

      Medicare fiscal intermediaries and other payors periodically conduct pre-payment or post-payment medical reviews or other audits of our reimbursement claims. In order to conduct these reviews, the payor requests documentation from us and then reviews that documentation to determine compliance with applicable rules and regulations, including the eligibility of patients to receive hospice benefits, the appropriateness of the care provided to those patients, and the documentation of that care. We cannot predict whether medical reviews or similar audits by federal or state agencies or commercial payors of our hospice programs’ reimbursement claims will result in material recoupments or denials, which could have a material adverse effect on our financial condition and results of operations.

If any of our hospice programs fails to comply with the Medicare conditions of participation, that program could be terminated from Medicare hospice reimbursement, thereby adversely affecting our net patient service revenue and profitability.

      Each of our hospice programs must comply with the extensive conditions of participation of the Medicare hospice reimbursement benefit. If any of our hospice programs fails to meet any of the Medicare conditions of participation, that program may receive a notice of deficiency from the applicable state surveyor. If that hospice program then fails to institute a plan of correction and correct the deficiency within the correction period provided by the state surveyor, that program could be terminated from receiving Medicare reimbursement. For example, under Medicare hospice program, each of our hospice programs must demonstrate that volunteers provide administrative and direct patient care services in an amount equal to at least five percent of the total patient care hours provided by our employees and contract staff at the hospice program. If we are unable to attract a sufficient number of volunteers at one of our hospice programs to meet this requirement, that program could be terminated from the Medicare benefit if the program fails to address the deficiency within the applicable correction period. Any termination of one or more of our hospice programs from Medicare reimbursement for failure to satisfy the volunteer or other conditions of participation could adversely affect our net patient service revenue and profitability.

Many states have certificate of need laws or other regulatory provisions that may adversely impact our ability to expand into new markets and thereby limit our ability to grow and to increase our net patient service revenue.

      Many states have enacted certificate of need laws that require prior state approval to open new healthcare facilities or expand services at existing facilities. Currently, the states of Arkansas, Florida, Hawaii, Kentucky, Maryland, New York, North Carolina, Tennessee, Vermont, Washington and West Virginia have certificate of need laws that apply to hospices. Of these states, we currently operate in Arkansas and Tennessee. Florida and New York have additional barriers to entry. Florida places restrictions on the ability of for-profit corporations to own and operate hospices, and New York places restrictions on the corporate ownership of hospices.

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

      Hospice care in the United States is competitive. In many areas in which our hospice programs are located, we compete with a large number of organizations, including:

•	community-based hospice providers;

•	national and regional companies;

•	hospital-based hospice and palliative care programs;

•	nursing homes; and

•	home health agencies.

      Some of our current and potential competitors have or may obtain significantly greater financial and marketing resources than us. Various healthcare companies have diversified into the hospice market. For example, a few large healthcare providers, including Beverly Enterprises, Inc. and Manor Care, Inc., have entered the hospice business directly or through affiliates. Relatively few barriers to entry exist in our local markets. Accordingly, other companies, including hospitals and other healthcare organizations that are not currently providing hospice care, may expand their services to include it. We may encounter increased competition in the future that could negatively impact patient referrals to us, limit our ability to maintain or increase our market position and adversely affect our profitability.

If our costs were to increase more rapidly than the fixed payment adjustments we receive for our hospice services from Medicare and Medicaid, our profitability could be negatively impacted.

      We generally receive fixed payments for our hospice services based on the level of care we provide to patients and their families. Accordingly, our profitability is largely dependent on our ability to manage costs of providing hospice services. Medicare and Medicaid currently provide for an annual adjustment of the various hospice payment rates based on the increase or decrease of the medical care expenditure category of the Consumer Price Index; however, the increases have usually been less than actual inflation. If this adjustment were eliminated or reduced, or if our costs of providing hospice services, over one-half of which consist of labor costs, increased more than the annual adjustment, our profitability could be negatively impacted. In addition, cost pressures resulting from shorter patient lengths of stay and the use of more expensive forms of palliative care, including drugs and drug delivery systems, could negatively impact our profitability.

New federal and state legislative and regulatory initiatives relating to patient privacy could require us to expend substantial sums on acquiring and implementing new information systems, which could negatively impact our profitability.

      There are currently numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns. In particular, HIPAA contains provisions that may require us to implement expensive new computer systems and business procedures designed to protect the privacy and security of each of our patient’s individual health information. The Department of Health and Human Services published final regulations addressing patient privacy on December 28, 2000 and final regulations addressing the security of such health information on February 20, 2003. We have complied with the requirements of the privacy regulations and must comply with the requirements of the security regulations by April 21, 2005. Because the final security regulations have only recently been issued, we cannot predict the total financial or other impact of the regulations on our operations. Compliance with these rules could require us to spend substantial sums, which could negatively impact our profitability.

Our net patient service revenue and profitability may be constrained by cost containment initiatives undertaken by insurers and managed care companies.

      Initiatives undertaken by insurers and managed care companies to contain healthcare costs affect the profitability of our hospice programs. We have a number of contractual arrangements with insurers and managed care companies for providing hospice care for a fixed fee. These payors attempt to control healthcare costs by contracting with hospices and other healthcare providers to obtain services on a discounted basis. We believe that this trend may continue and may limit payments for healthcare services, including hospice services. In addition, future changes in Medicare related to Medicare HMO programs could result in managed care companies becoming financially responsible for providing hospice care. If such changes were to occur, managed care companies could be responsible for payments to us out of their Medicare payments, and a greater percentage of our net patient service revenue could come from managed care companies. As managed care companies attempt to control hospice-related costs, they could reduce payments to us for hospice services. These developments could negatively impact our net patient service revenue and profitability.

A significant reduction in the carrying value of our goodwill could have a material adverse effect on our profitability.

      A significant portion of our total assets consists of intangible assets, primarily goodwill. Goodwill accounted for approximately 37.1% of our total assets as of December 31, 2003. Any event that results in the significant impairment of our goodwill, such as closure of a hospice program or sustained operating losses, could have a material adverse effect on our profitability.

Professional and general liability claims may have an adverse effect on us either because our insurance coverage may be inadequate to cover the losses or because claims against us, regardless of merit or eventual outcome, may adversely affect our reputation, our ability to obtain patient referrals or our ability to expand our business.

      In recent years, participants in the healthcare industry have become subject to an increasing number of lawsuits, including allegations of medical malpractice. Many of these lawsuits involve large claims and substantial defense costs. From time to time, we are subject to these types of lawsuits. While we maintain professional and general liability insurance, some risks and liabilities, including claims for punitive damages, are not covered by insurance. In addition, we cannot assure that our coverage will be adequate to cover potential losses. While we have been able to obtain liability insurance in the past, insurance can be expensive and may not be available in the future on terms acceptable to us, or at all. Claims, regardless of their merit or eventual outcome, may also adversely affect our reputation, our ability to obtain patient referrals or our ability to expand our business, as well as divert management resources from the operation of our business.

      Our current general and professional liability policy does not provide coverage for claims that arise from acts that occurred prior to the policy’s start date of April 12, 2000. From March 12, 1999 to April 12, 2000, Reliance National Insurance Company provided our insurance coverage. Since April 12, 2000, Lexington Insurance Company, a subsidiary of American International Group, Inc., has provided our insurance coverage. During the fourth quarter of 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania placed Reliance National Insurance Company in liquidation. Based on our estimation of open claims, we are maintaining a reserve to cover potential losses resulting from current and future litigation claims covered by Reliance National Insurance Company to the extent its assets are not sufficient to pay such claims. Although we believe that the amount reserved is adequate to cover our potential losses, there can be no assurance that our losses will not exceed the amount reserved. Our profitability will be negatively impacted to the extent our actual losses exceed the amount reserved.

We may need additional capital to fund our operations and finance our growth, and we may not be able to obtain it on terms acceptable to us, or at all.

      We expect that our existing funds, cash flows from operations and borrowings under our credit agreement will be sufficient to fund our working capital needs, anticipated hospice development and acquisition plans, debt service requirements and other anticipated capital requirements for at least 12 months following the date of this Annual Report on Form 10-K. Continued expansion of our business through the development of new hospice programs and acquisitions may require additional capital, in particular if we were to accelerate our hospice program development and acquisition plans. In the past, we have relied on funds raised through our initial public offering and private issuances of debt and equity and also through bank financing and cash flows from operations to support our growth. In the future, required financing may not be available or may be available only on terms that are not favorable to us. If we are unable to raise additional funds, we may have to delay or abandon some or all of our growth strategies. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any new equity securities may have rights, preferences or privileges senior to those of our common stock.

Provisions in our charter documents, under Delaware law, and in our stockholder rights plan could discourage a takeover that stockholders may consider favorable.

      Our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable because they:

•	authorize the issuance by the board of directors of preferred stock without the requirement of stockholder approval, which could make it more difficult for a third party to acquire a majority of our outstanding voting stock;

•	provide for a classified board of directors with staggered, three-year terms;

•	prohibit cumulative voting in the election of directors;

•	prohibit our stockholders from acting by written consent;

•	limit the persons who may call special meetings of stockholders;

•	prohibit our stockholders from amending our bylaws unless the amendment is approved by the holders of at least 80% of our shares of common stock; and

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters to be approved by stockholders at stockholder meetings.

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

Available Information

      We file reports with the Securities and Exchange Commission (“SEC”). We are a reporting company and file an Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K when necessary. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an

Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. That website address is http://www.sec.gov. Our Internet address is www.odsyhealth.com. We make available free of charge on our Internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

      Our code of business conduct and ethics for directors, officers and employees, our corporate governance guidelines and our committee charters, including the audit committee and compensation committee, are all available on our website and are available in print to any stockholder upon request.

Item 2.     Properties

      Our executive offices are located at 717 N. Harwood, Suite 1500, Dallas, Texas 75201, where we currently lease approximately 70,000 square feet of space. We believe that these facilities are adequate for our current uses and that additional space is available to accommodate our anticipated growth. Our 68 hospice programs, including 6 inpatient units, and 7 hospice programs under development are in leased facilities in 29 states with varying terms from one to ten years extending through 2013. We believe these facilities are in good operating condition and suitable for their intended purposes. Refer to “Item 1. Business — Hospice Offices and Inpatient Facilities” for a complete listing of the locations of our hospice offices and inpatient facilities.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Market for Common Stock. Our common stock has been quoted on the Nasdaq National Market under the symbol “ODSY” since October 31, 2001. Prior to that time there was no public market for our common stock. As of March 2, 2004, there were 33 record holders of our common stock. The following table sets forth the high and low sales prices per share of our common stock for the period indicated, as reported on the Nasdaq National Market and as adjusted to take into account the February 24, 2003 and August 12, 2003 fifty percent stock dividends:

	High	Low

2002
First Quarter	$9.07	$6.66
Second Quarter	$10.90	$7.85
Third Quarter	$10.66	$6.30
Fourth Quarter	$11.64	$8.64
2003
First Quarter	$16.94	$13.47
Second Quarter	$24.67	$15.22
Third Quarter	$34.84	$24.16
Fourth Quarter	$37.35	$27.00

      Dividends. On January 27, 2003, we announced that our Board of Directors authorized a three-for-two stock split payable in the form of a fifty percent stock dividend that was distributed on February 24, 2003, to stockholders of record at the close of business on February 6, 2003. We had approximately 15.8 million shares outstanding at the close of business on February 6, 2003 and issued approximately 7.9 million shares to our stockholders of record.

      On July 18, 2003, we announced that our Board of Directors authorized a second three-for-two stock split payable in the form of a fifty percent stock dividend that was distributed on August 12, 2003, to stockholders of record at the close of business on July 28, 2003. We had approximately 23.9 million shares outstanding at the close of business on July 28, 2003 and issued approximately 12.0 million shares to our stockholders of record.

      The payment of any future dividends will be at the discretion of our board of directors and will depend on:

•	any applicable contractual restrictions limiting our ability to pay dividends;

•	our earnings;

•	our financial condition;

•	our ability to fund capital requirements; and

•	other factors our board deems relevant.

      We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund our development and acquisition initiatives.

      Equity-Based Compensation Plans. The following table provides information, as of December 31, 2003, about our common stock that may be issued upon the exercise of options under the Odyssey HealthCare, Inc. Stock Option Plan and the 2001 Equity-Based Compensation Plan.

EQUITY COMPENSATION PLAN INFORMATION

(c) Number of
Securities
Remaining
	(a) Number of		Available for
	Securities to be	(b) Weighted-	Future Issuance
	Issued Upon	Average Exercise	Under Equity
	Exercise of	Price of	Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
Plan Category	and Rights	and Rights	in Column(a))

(In thousands, except average exercise price)
Equity Compensation Plans Approved by Stockholders	2,742	$12.85	1,745
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	2,742	$12.85	1,745

      Recent Sales of Unregistered Securities. None.

      Use of Proceeds from Initial Public Offering. On November 5, 2001, we completed our initial public offering in which we registered and sold 4.1 million shares (including 0.5 million shares issued upon the exercise of the underwriters’ option to purchase such shares to cover overallotments) of our common stock at an offering price of $15.00 (pre-splits) per share. The shares of common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (Registration No. 333-51522) that was declared effective by the Securities and Exchange Commission on October 30, 2001. Our managing underwriters were Merrill Lynch, Pierce, Fenner & Smith Incorporated, CIBC World Markets Corp. and SG Cowen Securities Corporation.

      The aggregate gross proceeds to us from the offering were $62.1 million. In connection with the offering, we paid an aggregate of $4.3 million in underwriting discounts and commissions to the underwriters. In addition, the expenses incurred in connection with the offering for legal costs, accounting costs, registration, filing and other costs were approximately $1.8 million. The aggregate net proceeds to us from the offering after these expenses were $56.0 million. Subsequent to the offering, a portion of the net proceeds from the offering was used to repay $7.1 million, including accrued and unpaid interest, under our credit agreement and to repay $10.6 million, including accrued and unpaid interest, under our 12% senior subordinated notes. Also during 2001, $1.5 million was used for the acquisition of a hospice. During 2002, $21.0 million was used for the acquisition of hospices and $8.3 million was used for general corporate purposes. During 2003, the remaining $7.5 million was used for the acquisition of hospices.

Item 6.     Selected Financial Data

      The selected consolidated statement of operations data set forth below for the years ended December 31, 2001, 2002 and 2003 and the consolidated balance sheet data at December 31, 2002 and 2003 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, and that are included elsewhere in this Annual Report on Form 10-K, and are qualified by reference to those consolidated financial statements. The selected consolidated statement of operations data set forth below for the years ended December 31, 1999 and 2000 and the consolidated balance sheet data at December 31, 1999, 2000 and 2001 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, but are not included in this Annual Report on Form 10-K.

      The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read the selected financial information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. On February 24, 2003 and August 12, 2003, the Company completed two separate three-for-two stock splits each payable in the form of a fifty percent stock dividend. All share information has been adjusted for the stock dividends which are more fully described in “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters — Dividends.”

	Year Ended December 31,

	1999	2000	2001	2002	2003

	(Dollars in thousands)
Statements of Operations Data:
Net patient service revenue	$46,460	$85,271	$130,181	$194,459	$274,309
Operating expenses:
Direct hospice care	24,014	44,964	62,269	94,944	136,366
General and administrative (exclusive of $1.1 million for both the years ended December 31, 2000 and 2001 and $0.7 and $0.4 million for the years ended December 31, 2002 and 2003, respectively, reported separately as stock-based compensation charges)	18,873	28,375	43,043	60,414	80,181
Stock-based compensation charges	—	1,113	1,112	685	409
Provision for uncollectible accounts	2,031	2,708	3,207	2,952	4,015
Depreciation and amortization	1,563	1,656	2,211	1,509	2,542

Total operating expenses	46,481	78,816	111,842	160,504	223,513

Income (loss) from operations	(21)	6,455	18,339	33,955	50,796
Other income (expense):
Minority interest	(5)	(46)	(150)	50	—
Interest income	35	31	239	544	390
Interest expense	(2,209)	(2,931)	(2,512)	(269)	(140)

	(2,179)	(2,946)	(2,423)	325	250

Income (loss) before provision for income taxes	(2,200)	3,509	15,916	34,280	51,046
Provision for income taxes	—	417	3,020	13,140	19,839

Net income (loss)	(2,200)	3,092	12,896	21,140	31,207
Preferred stock dividends	(1,320)	(1,302)	(1,097)	—	—
Gain on conversion of preferred securities(1)	—	—	5,755	—	—

Net income (loss) available to common stockholders	$(3,520)	$1,790	$17,554	$21,140	$31,207

Net income (loss) per common share:
Basic net income (loss) per common share	$(0.81)	$0.41	$1.83	$0.61	$0.87

Diluted net income (loss) per common share	$(0.81)	$0.11	$0.45	$0.58	$0.84

Weighted average shares outstanding:
Basic	4,372,194	4,379,900	9,552,654	34,781,331	35,944,844
Diluted	4,372,194	26,595,525	28,620,512	36,691,449	37,256,252

	Year Ended December 31,

	1999	2000	2001	2002	2003

	(Unaudited)
	(Dollars in thousands)
Operating Data:
Number of hospice programs(2)	30	32	42	58	75
Admissions(3)	8,303	12,965	15,969	22,062	26,763
Days of care(4)	422,577	737,088	1,111,168	1,608,556	2,197,110
Average daily census(5)	1,158	2,014	3,044	4,407	6,019
Cash flows provided by (used in) operating activities	$(1,588)	$3,520	$14,956	$18,732	$27,605
Cash flows used in investing activities	$(5,340)	$(1,503)	$(31,001)	$(28,348)	$(40,088)
Cash flows provided by (used in) financing activities	$6,702	$(2,293)	$36,019	$(2,724)	$4,983

	As of December 31,

	1999	2000	2001	2002	2003

	(Dollars in thousands)
Balance Sheet Data:
Working capital (deficit)	$(2,356)	$(1,691)	$50,363	$51,498	$72,806
Total assets	31,925	38,845	98,216	125,414	179,558
Total long-term debt, including current portion	21,852	20,311	3,781	274	17
Total convertible preferred stock	19,860	21,162	—	—	—
Stockholders’ equity (deficit)	(16,657)	(13,746)	77,635	100,933	144,725

(1)	The accumulated dividends on our Series A convertible preferred stock, Series B convertible preferred stock and Series C convertible preferred stock were reversed in connection with the conversion of preferred stock upon completion of our initial public offering and recognized as a gain to common stockholders.

(2)	Number of hospice programs at end of period. During 2003, we have begun development of Arlington, Virginia; Athens, Georgia; West Covina, California; Allentown, Pennsylvania; Harrisburg, Pennsylvania; Jackson, Mississippi; and Providence, Rhode Island. We acquired our Amarillo, Texas and Conroe, Texas programs in January 2004.

(3)	Represents the total number of patients admitted into our hospice program during the period.

(4)	Represents the total days of care provided to our patients during the period.

(5)	Represents the average number of patients for whom we provided hospice care each day during the period and is computed by dividing days of care by the number of days during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read in conjunction with our selected consolidated financial and operating data and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

      We are one of the largest providers of hospice care in the United States in terms of both average daily census and number of hospice programs, that is, communities served. We have grown rapidly since we opened our first hospice program in January 1996. Through the development of new hospice programs and a series of acquisitions, we now have 68 Medicare-certified hospice providers to serve patients and their families in 29 states. We currently have 75 programs, including seven programs under development, in 30 states. We operate all of our hospice programs through our operating subsidiaries. Our net patient service revenue of $274.3 million in 2003 represents an increase of 41.1% over net patient service revenue of $194.5 million in 2002 and an increase of 110.7% over net patient service revenue of $130.2 million in 2001. In 2001, 2002 and 2003, we reported net income of $12.9 million, $21.1 million and $31.2 million, respectively.

      On January 27, 2003, we announced that our Board of Directors authorized a three-for-two stock split payable in the form of a fifty percent stock dividend that was distributed on February 24, 2003, to stockholders of record at the close of business on February 6, 2003. We had approximately 15.8 million shares of common stock outstanding at the close of business on February 6, 2003 and issued approximately 7.9 million shares of common stock to the stockholders of record.

      On July 18, 2003, we announced that our Board of Directors authorized a three-for-two stock split payable in the form of a fifty percent stock dividend to be distributed on August 12, 2003, to stockholders of record at the close of business on July 28, 2003. We had approximately 23.9 million shares of common stock outstanding at the close of business on July 28, 2003 and issued approximately 12.0 million shares of common stock to the stockholders of record.

Developed Hospices

      We have developed the following hospice programs since January 1, 2001:

      During 2001, we began development of four hospice programs in Norfolk, Virginia; Chicago (South), Illinois; Tulsa, Oklahoma and Austin, Texas.

      During 2002, we continued development of the Norfolk, Virginia; Chicago (South), Illinois; Tulsa, Oklahoma and Austin, Texas hospice programs and began development of new hospice programs in Montgomery, Alabama; St. Louis, Missouri; Cleveland, Ohio and Big Spring, Texas. Our Norfolk, Virginia; Chicago (South), Illinois; Tulsa, Oklahoma; Austin, Texas; Montgomery, Alabama and St. Louis, Missouri hospice programs have all become Medicare and Medicaid certified.

      In 2003, we continued development of the Cleveland, Ohio and Big Spring, Texas hospice programs and started development of hospice programs in Philadelphia, Pennsylvania; Richmond, Virginia; Cincinnati, Ohio; Portland, Oregon; Santa Fe, New Mexico; Toledo, Ohio; Mobile, Alabama and Fargo, North Dakota. Our Cleveland, Ohio; Big Spring, Texas; Cincinnati, Ohio; Portland, Oregon and Mobile, Alabama hospice programs have all become Medicare and Medicaid certified. Our Philadelphia, Pennsylvania; Richmond, Virginia; Santa Fe, New Mexico; Toledo, Ohio and Fargo, North Dakota hospice programs have all become Medicare certified and are awaiting Medicaid certification.

      In 2004, we have started development of hospice programs in Arlington, Virginia; Athens, Georgia; West Covina, California; Allentown, Pennsylvania; Harrisburg, Pennsylvania; Jackson, Mississippi and Providence, Rhode Island.

Acquisitions

      We have acquired the following hospice programs since January 1, 2001:

      During 2001, we acquired seven hospice programs for a combined purchase price of $11.3 million. We financed our acquisitions in 2001 with $7.0 million in cash obtained from borrowings under our credit agreement, $1.2 million in cash from the proceeds of our initial public offering and promissory notes payable to the sellers in the aggregate principal amount of $3.1 million.

      During 2002, we acquired twelve hospice programs for a combined purchase price of $19.9 million, and also acquired the remaining 33% interest in Hospice of Houston, L.P. for $1.1 million. We financed our acquisitions in 2002, including the interest in Hospice of Houston, with $21.3 million in cash from the proceeds of our initial public offering.

      During 2003, we acquired eight hospice programs for a combined purchase price of $22.4 million. We financed our acquisitions in 2003 with the remaining $7.5 million in cash from the proceeds of our initial public offering and $14.9 million in cash generated through our operations.

      In January 2004, we acquired one hospice program with two provider numbers for a combined purchase price of $22.5 million. We financed our acquisition in 2004 with cash generated through our operations.

      We accounted for these acquisitions as purchases. See Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

      As part of our ongoing acquisition strategy, we are continually evaluating other potential acquisition opportunities.

      Goodwill from our hospice acquisitions was $66.7 million as of December 31, 2003. Goodwill was 46.1% of stockholders’ equity and 37.1% of total assets as of December 31, 2003. During fiscal 2001 and prior years, we amortized our goodwill over 20 years for acquisitions completed through June 30, 2001 and did not amortize goodwill for acquisitions subsequent to June 30, 2001. Under new rules issued by the Financial Accounting Standards Board, effective for fiscal 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the new rules. Other intangible assets continue to be amortized over their useful lives. We are applying the new rules on accounting for goodwill and other intangible assets. See Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

      The following table lists our acquisitions since January 1, 2001, and patient census data at acquisition:

Patient
Census on
Date of
Hospice	Acquisition

2001
Little Rock, Arkansas	81
Colorado Springs, Colorado	30
Charleston, South Carolina	32
Beaumont, Texas	55
Pittsburgh, Pennsylvania (1)	80
Palm Springs, California (2)	68
Odessa, Texas	110
2002
Baton Rouge, Louisiana	50
New Orleans, Louisiana	56
Shreveport, Louisiana	104
Columbus, Ohio	19
Bakersfield, California	11
Wichita, Kansas	0
Gulf Coast, Mississippi	38
Albuquerque, New Mexico	80
Omaha, Nebraska	3
Lake Charles, Louisiana	101
La Grange, Texas	20
Round Rock, Texas (3)	60

Patient
Census on
Date of
Hospice	Acquisition

2003
Waxahachie, Texas	104
Valdosta, Georgia	16
Memphis, Tennessee	8
Wilmington, Delaware	15
Brownsville, Texas	60
Salt Lake City, Utah	280
Omaha, Nebraska	35
San Antonio, Texas (4)	100
2004
Amarillo, Texas	204
Conroe, Texas	221

(1)	Operations of our Pittsburgh, Pennsylvania hospice program acquired in 2001 were transferred to our Pittsburgh, Pennsylvania hospice program opened in 1996.

(2)	Operations of our Riverside, California hospice program acquired in 1999, were relocated to our San Bernardino, California hospice program acquired in 2001. Existing Riverside patients were split between our San Bernardino hospice program and a new program in Palm Springs, California.

(3)	Patients of our Round Rock, Texas hospice, which we acquired in 2002, were relocated to our Austin, Texas hospice program, which we opened in 2002. The provider number for our Round Rock location was transferred to Temple, Texas in order for us to initiate a hospice program there in 2003.

(4)	Operations of our San Antonio, Texas hospice program acquired in 2003 were transferred to our existing San Antonio, Texas program opened in 1998.

Net Patient Service Revenue

      Net patient service revenue is the estimated net realizable revenue from patients, Medicare, Medicaid, commercial insurance, managed care payors and others for services rendered. Payors may determine that the services provided are not covered and do not qualify for a payment or, for commercial payors, that payments are subject to usual and customary rates. To determine net patient service revenue, we adjust gross patient service revenue for estimated payment denials and contractual adjustments based on historical experience. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 94.1%, 94.2% and 92.9% of our net patient service revenue for the years ended December 31, 2001, 2002 and 2003, respectively. Services provided under Medicaid programs represented approximately 3.1%, 3.3% and 4.1% of our net patient service revenue for the years ended December 31, 2001, 2002 and 2003, respectively. The payments we receive from Medicare and Medicaid are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.

      Routine home care is the largest component of our gross patient service revenue, representing 88.7%, 89.8% and 89.5% of gross patient service revenue for the years ended December 31, 2001, 2002 and 2003, respectively. Inpatient care represented 9.0%, 8.3% and 8.7% of gross patient service revenue for the years ended December 31, 2001, 2002 and 2003, respectively. Continuous care and respite care, combined, represented most of the remaining 2.3%, 1.9% and 1.8% of gross patient service revenue for these periods, respectively.

      The principal factors that impact net patient service revenue are our average daily census, levels of care provided to our patients and changes in Medicare and Medicaid payment rates due to adjustments for inflation. Average daily census is affected by the number of patients referred and admitted into our hospice program and average length of stay of those patients once admitted. Average length of stay is impacted by patients’ decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay has increased from 65 days in 2002 to 74 days in 2003. This increase is, in part, related to a change in the patient diagnosis mix, to increased admissions of non-cancer ailments, whose lengths of stay are typically higher than those with cancer related illnesses. See “— Expenses” and “Item 1.     Business — Hospice Industry and Market Opportunity.”

      Payment rates under Medicare and Medicaid are indexed for inflation annually; however, the increases have historically been less than actual inflation. On October 1, 2002 and 2003, the base Medicare payment rates for hospice care increased by approximately 3.4% over the base rates previously in effect. These rates were further adjusted geographically by the hospice wage index. In the future, reductions in the rate of increase in Medicare and Medicaid payments may have an adverse impact on our net patient service revenue and profitability. See “Item 1.     Business — Government Regulation — Overview of Government Payments.”

Expenses

      Because payments for hospice services are primarily paid on a per diem basis, our profitability is largely dependent on our ability to manage the expenses of providing hospice services. We recognize expenses as incurred and classify expenses as either direct hospice care expenses or general and administrative expenses. Direct hospice care expenses primarily include direct patient care salaries and payroll taxes, pharmaceuticals, medical equipment and supplies, and inpatient costs. Length of stay impacts our direct hospice care expenses as a percentage of net patient service revenue because, if lengths of stay decline, direct hospice care expenses, which are often highest during the earliest and latter days of care for a patient, are spread against fewer days of care. Expenses are normally higher during the latter days of care, because patients generally require greater hospice services, including drugs, medical equipment and nursing care at that time due to their deteriorating medical condition. In addition, cost pressures resulting from the use of more expensive forms of palliative care, including drugs and drug delivery systems, could negatively impact our profitability.

      For our patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, we contract with nursing homes for room and board services. The state must pay us, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95% of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. Under our standard nursing home contracts, we pay the nursing home for these room and board services at the Medicaid daily nursing home rate. We refer to these costs, net of Medicaid payments, as “nursing home costs, net.” See Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

      General and administrative expenses primarily include non-patient care salaries, employee benefits and office leases.

      The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses (exclusive of $1.1 million in 2001, $0.7 million in 2002 and $0.4 million in 2003 reported separately as stock-based compensation) for the periods indicated:

	Year Ended December 31,

	2001	2002	2003

Direct hospice care expenses:
Salaries and payroll taxes	27.2%	28.0%	28.6%
Pharmaceuticals	7.1	6.9	6.9
Medical equipment and supplies	6.1	6.1	6.0
Inpatient costs	2.0	2.3	2.9
Other (including nursing home costs, net)	5.4	5.5	5.3

Total	47.8%	48.8%	49.7%

General and administrative expenses:
Salaries and benefits	19.6%	18.6%	18.5%
Leases	2.8	2.7	2.5
Other (including bad debts, travel, office supplies, printing and equipment rental)	13.1	11.3	8.2

Total	35.5%	32.6%	29.2%

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

      We have recorded deferred stock-based compensation charges related to unvested stock options granted to employees and directors during 2000 and 2001. Based on the number of outstanding stock options granted during 2000 and 2001, we expect to amortize approximately $0.3 million of deferred stock-based compensation during 2004 and in future periods.

      Upon completion of our initial public offering, we forgave the repayment of promissory notes payable to us by Richard R. Burnham, and David C. Gasmire, who at the time of our initial public offering were Chairman and Chief Executive Officer and President and Chief Operating Officer, respectively. We recorded a compensation charge of $0.2 million in connection with the forgiveness of these notes in the fourth quarter of 2001.

Provision for Income Taxes

      Our provision for income taxes consists of current and deferred federal and state income tax expenses. We estimate that our effective tax rate will be approximately 38.5% during 2004. See Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies

      Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations included elsewhere in this Annual Report on Form 10-K and require the application of significant judgment by us; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, we use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical payment experience, our observance of trends in the industry and information available from other outside sources, as appropriate.

     Net Patient Service Revenue and Allowance for Uncollectible Accounts

      We report net patient service revenue at the estimated net realizable amounts from patients, Medicare, Medicaid, commercial insurance, managed care payors and others for services rendered. Payors may determine that the services provided are not covered and do not qualify for payment or, for commercial payors, that payments are subject to usual and customary rates. To determine net patient service revenue, we adjust gross patient service revenue for estimated payment denials and contractual adjustments based on historical experience. We recognize net patient service revenue in the month in which our services are delivered. Due to the complexity of the laws and regulations affecting Medicare and Medicaid, a reasonable possibility exists that recorded estimates could change by a material amount in the future.

      Overall payments made by Medicare to us are subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The hospice cap period runs from November 1st of each year through October 31st of the following year. Total Medicare payments to us during this period are compared to the cap amount for this period. Payments in excess of the cap amount must be returned by us to Medicare. The cap amount is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The cap amount was $18,661 for the twelve-month period ending October 31, 2003. The cap amount for the twelve month period ending October 31, 2004 has not been established by Medicare. Once established, the new cap amount will become effective retroactively for all services performed since November 1, 2003. The hospice cap amount is computed on a program-by-program basis. Our net patient service revenue for 2003 was reduced by $1.2 million as a result of six of our hospice programs exceeding the Medicare cap. We cannot assure you that additional hospices will not exceed the cap amount in the future.

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

     Goodwill

      Goodwill is the excess of the purchase price over the fair value of identifiable assets acquired in an acquisition. Prior to the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill was amortized using the straight-line method, generally over periods ranging from 20-25 years. After the adoption of SFAS 142, we review goodwill for impairment annually during the fourth quarter. We determine the fair value of the reporting units using multiples of revenue. If the fair value of the reporting unit is less than the carrying value, then an indication of impairment exists. The amount of the impairment would be the difference between the carrying amount of the goodwill and the fair value of the goodwill. No impairment charges have been recorded, but we cannot guarantee that impairment charges will not impact our results of operations or financial position in the future.

Results of Operations

      The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the periods indicated:

	Year Ended December 31,

	2001	2002	2003

Net patient service revenue	100.0%	100.0%	100.0%
Operating expenses:
Direct hospice care	47.8	48.8	49.7
General and administrative (exclusive of $1.1 million, $0.7 million and $0.4 million in 2001, 2002 and 2003, respectively, reported separately as stock-based compensation charges)	33.0	31.1	29.2
Stock-based compensation charges	0.9	0.3	0.1
Provision for uncollectible accounts	2.5	1.5	1.5
Depreciation and amortization	1.7	0.8	1.0

	85.9	82.5	81.5

Income from operations	14.1	17.5	18.5
Other income (expense), net	(1.8)	0.2	0.1

Income before income taxes	12.3	17.7	18.6
Provision for income taxes	2.4	6.8	7.2

Net income	9.9%	10.9%	11.4%

     Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Net Patient Service Revenue

      Net patient service revenue increased $79.9 million, or 41.1%, from $194.5 million in 2002 to $274.3 million in 2003 due primarily to an increase in average daily census of 1,612, or 36.6%, from 4,407 in 2002 to 6,019 in 2003. Increases in patient referrals from existing and new referral sources, resulting in increased billable days, and, to a lesser extent, increases in payment rates, provided approximately $52.2 million, or 65.3%, of this increase in net patient service revenue. The remaining increase of $27.7 million, or 34.7%, in net patient service revenue was due to the inclusion of net patient service revenue from hospice programs acquired and developed in 2002 and 2003. Net patient service revenue per day of care was $120.89 and $124.85 in 2002 and 2003, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services. Medicare and Medicaid payments represented 97.5% and 97.0% of our net patient service revenue in 2002 and 2003, respectively.

     Direct Hospice Care Expenses

      Direct hospice care expenses increased $41.4 million, or 43.6%, from $94.9 million in 2002 to $136.4 million in 2003. This increase was primarily due to the growth of our operations at our existing hospice programs and, to a lesser extent, to hospice programs acquired in 2002 and 2003. As a percentage of net patient service revenue, direct hospice care expenses increased from 48.8% in 2002 to 49.7% in 2003 primarily due to the growth of our operations through developed hospice programs.

     General and Administrative Expenses (Exclusive of Stock-Based Compensation)

      General and administrative expenses increased $19.8 million, or 32.7%, from $60.4 million in 2002 to $80.2 million in 2003. This increase was due to the growth of our operations, including hospice programs acquired after December 31, 2002, to support our patient census growth during 2003. As a percentage of net patient service revenue, general and administrative expenses decreased from 31.1% in 2002 to 29.2% in 2003, due primarily to our hospice program and corporate costs being spread over our increased patient census and, to a lesser extent, overall increases in Medicare payment rates.

     Stock-Based Compensation Charges

      Stock-based compensation charges decreased $0.3 million, or 40.3%, from $0.7 million in 2002 to $0.4 million in 2003. These charges related to stock options granted to management prior to our initial public offering with exercise prices below the deemed fair value of our common stock. See “— Stock-Based and Other Compensation Charges.”

     Provision for Uncollectible Accounts

      Our provision for uncollectible accounts increased $1.1 million, or 36.0%, from $3.0 million in 2002 to $4.0 million in 2003, due primarily to our increased net patient service revenue and to additional reserves for estimated payment denials from Medicare. As a percentage of net patient service revenue, our provision for uncollectible accounts remained at 1.5% in both 2002 and 2003.

     Depreciation and Amortization Expense

      Depreciation and amortization expense increased $1.0 million, or 68.5%, from $1.5 million in 2002 to $2.5 million in 2003. The increase was due to the depreciation of additions in fixed assets and the amortization of new intangible assets with a fixed life. As a percentage of net patient service revenue, depreciation and amortization expense increased from 0.8% in 2002 to 1.0% in 2003.

     Other Income (Expense)

      Other income (expense) decreased $0.1 million, or 23.1%, from income of $325,000 in 2002 to income of $250,000 in 2003, due to a decrease in interest income related to the use of investment funds for acquisitions in 2003 and the maturity of bond holdings in 2002. Also, we acquired the minority interest in the Hospice of Houston in the third quarter of 2002, reversing $50,000 of previously recorded minority interest expense.

     Provision for Income Taxes

      Our provision for income taxes was $13.1 million and $19.8 million in 2002 and 2003, respectively. We had an effective income tax rate of approximately 38% and 39% in 2002 and 2003, respectively. The difference between our effective income tax rate and the statutory rate in each year is primarily attributable to state income taxes.

     Net Income

      Net income increased $10.1 million, from $21.1 million in 2002 to $31.2 million in 2003.

     Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Net Patient Service Revenue

      Net patient service revenue increased $64.3 million, or 49.4%, from $130.2 million in 2001 to $194.5 million in 2002 due primarily to an increase in average daily census of 1,363, or 44.8%, from 3,044 in 2001 to 4,407 in 2002. Increases in patient referrals from existing and new referral sources, resulting in increased billable days, and, to a lesser extent, increases in payment rates, provided approximately $51.4 million, or 79.9%, of this increase in net patient service revenue. The remaining increase of $12.9 million, or 20.1%, in net patient service revenue was due to the inclusion of net patient service revenue from hospice programs acquired and developed in 2001 and 2002. Net patient service revenue per day of care was $117.16 and $120.89 in 2001 and 2002, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services. Medicare and Medicaid payments represented 97.2% and 97.5% of our net patient service revenue in 2001 and 2002, respectively.

     Direct Hospice Care Expenses

      Direct hospice care expenses increased $32.7 million, or 52.5%, from $62.3 million in 2001 to $94.9 million in 2002. This increase was primarily due to the growth of our operations at our existing hospice programs and, to a lesser extent, to hospice programs acquired in 2001 and 2002. As a percentage of net patient service revenue, direct hospice care expenses increased from 47.8% in 2001 to 48.8% in 2002 primarily due to the growth of our operations through developed hospice programs.

General and Administrative Expenses (Exclusive of Stock-Based Compensation)

      General and administrative expenses increased $17.4 million, or 40.4%, from $43.0 million in 2001 to $60.4 million in 2002. This increase was due to the growth of our operations, including hospice programs acquired after December 31, 2001, to support our patient census growth during 2002. As a percentage of net patient service revenue, general and administrative expenses decreased from 33.0% in 2001 to 31.1% in 2002, due primarily to our hospice program and corporate costs being spread over our increased patient census and, to a lesser extent, overall increases in Medicare payment rates.

     Stock-Based Compensation Charges

      Stock-based compensation charges decreased $0.4 million, or 38.4%, from $1.1 million in 2001 to $0.7 million in 2002. These charges related to stock options granted to management prior to our initial public offering with exercise prices below the deemed fair value of our common stock. See “— Stock-Based and Other Compensation Charges.”

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

     Provision for Income Taxes

      Our provision for income taxes was $3.0 million and $13.1 million in 2001 and 2002, respectively. We had an effective income tax rate of 19% and 38% in 2001 and 2002, respectively. The difference between our effective income tax rate and the statutory rate in each year is primarily attributable to state income taxes and our use of net operating loss carryforwards in 2001. In 2001, we fully utilized our net operating loss carryforwards of $9.5 million. At December 31, 2001, no valuation allowance was required for our net deferred tax assets because the assets met the criteria for recognition under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”(“SFAS 109”).

     Net Income

      Net income increased $8.2 million, from $12.9 million in 2001 to $21.1 million in 2002.

Liquidity and Capital Resources

      Our principal liquidity requirements have historically been for debt service, hospice acquisitions and development plans, working capital and other capital expenditures. We have historically financed these requirements primarily with borrowings under our credit facility, proceeds from the issuance of convertible preferred and common stock, warrants and debt, seller financing of hospice acquisitions, operating and capital leases, normal trade credit terms, and since 2000, with cash flows from operations. At December 31, 2003, we had cash and cash equivalents of $0.2 million and working capital of $72.8 million. At such date, we also had short-term investments of $38.7 million.

      In November 2001, we raised $56.0 million in net proceeds from our initial public offering, of which $7.1 million was used to repay all outstanding indebtedness under our revolving line of credit and $10.6 million was used to repay our 12% senior subordinated notes.

      Cash provided by operating activities was $15.0 million, $18.7 million and $27.6 million for the years ended December 31, 2001, 2002 and 2003, respectively. The increase in cash provided by operating activities in 2001, 2002 and 2003 was primarily attributable to the increase in net income during those periods, partially offset by increases in non-cash working capital requirements due to the growth of our business.

      Investing activities, consisting primarily of cash paid to purchase hospices and property and equipment, and also to establish short-term investments, used cash of $31.0 million, $28.3 million and $40.1 million for the years ended December 31, 2001, 2002 and 2003, respectively.

      Net cash provided by (used in) financing activities was $36.0 million, $(2.7) million and $5.0 million for the years ended December 31, 2001, 2002 and 2003, respectively, and represented payments on acquisition notes and proceeds from the sale of capital stock, warrants, and in 2001, net borrowings under our credit agreement and our 12% senior subordinated notes. Net cash provided by financing activities in 2001 included $56.0 million in net proceeds from our initial public offering.

      We made a principal payment of $0.8 million on our 12% senior subordinated notes in June 2001 and a second principal payment of $0.7 million in September 2001. We paid $1.6 million in accrued interest on these notes in 2001. We used $10.6 million of the proceeds from our initial public offering to repay the notes in full in November 2001.

      In connection with our acquisition of a hospice program in November 2000, we issued a promissory note payable to the seller in the principal amount of $0.5 million bearing interest at the rate of 8% per annum. In November 2001, we paid the seller $0.2 million of the outstanding principal balance, plus accrued and unpaid interest of $0.1 million. The remaining principal amount of $0.3 million, plus accrued and unpaid interest, was paid in May 2002.

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

      Our credit agreement with Heller Healthcare Finance, Inc. provided us with a $20 million revolving line of credit for working capital, acquisitions and general corporate purposes. Borrowings outstanding under our revolving line of credit bore interest at fluctuating rates equal to 1.0% above the prime rate of interest designated by Citibank, with a floor of 10% per annum. Our revolving line of credit matured on October 2, 2003. At that time, we let our line of credit expire. Our revolving line of credit was secured by all of our accounts receivable and any other right to payment for goods sold or leased or services rendered by us and all other property in our possession or under our control. We and our subsidiaries were subject to affirmative and negative covenants under the credit agreement.

      We were in full compliance with our financial and other covenants as of October 2, 2003.

      In February 2004, we signed a commitment letter for a new revolving line of credit with General Electric Capital Corporation and one of their affiliates that would provide us with a $50 million revolving line of credit to fund future acquisitions, working capital, capital expenditures, and general corporate purposes. Borrowings outstanding under the revolving line of credit will bear interest at LIBOR plus 2.5% or the higher of prime or 50 basis points over the federal funds rate plus .50%. The revolving line of credit will mature 36 months from the date of closing of the financing. The revolving line of credit will have a facility fee of 0.375% per annum and an annual monitoring fee of $30,000. Our revolving line of credit will be secured by substantially all existing and after-acquired personal property assets and all after-acquired real property assets of ours and our subsidiaries. We and our subsidiaries will be subject to affirmative and negative covenants under the credit agreement. The closing of the revolving line of credit is subject to various conditions, including the negotiation and delivery of definitive loan documents. We cannot assure that these closing conditions will be satisfied or that the revolving line of credit will be completed.

Contractual Obligations

      We have various contractual obligations at December 31, 2003 that could impact our liquidity as summarized below:

	Payments Due by Period

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In thousands)
Long-Term Debt	$17	$4	$10	$3	$—
Operating Leases	32,168	6,872	12,106	6,555	6,635

Total Contractual Obligations	$32,185	$6,876	$12,116	$6,558	$6,635

      We expect that our principal liquidity requirements will be for working capital, development plans, anticipated hospice acquisitions, debt service and other anticipated capital expenditures. We expect that our existing funds, cash flows from operations and borrowings under our new credit agreement will be sufficient to fund our principal liquidity requirements for at least 12 months following the date of this Annual Report on Form 10-K. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including payment for our services, regulatory changes and compliance with new regulations, expense levels, capital expenditures and future development of new hospice programs and acquisitions.

Payment, Legislative and Regulatory Changes

      We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could materially adversely affect our net patient service revenue and profitability.

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

Recent Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), which is required to be applied in fiscal years beginning after May 15, 2002, with early application encouraged. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4 “Reporting Gains and Losses From Extinguishment of Debt.” SFAS 145 requires any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that do not meet the criteria in APB 30 for classification as an extraordinary item be reclassified into income from operations. We adopted the provisions of SFAS 145 on January 1, 2003. The impact of adoption of SFAS 145 reduced income from operations by $0.6 million for the year ended December 31, 2001 through the reclassification of the loss on extinguishment of debt to general and administrative expenses.

      In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 “Amendment of SFAS 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our results of operations or financial position.

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning after July 1, 2003. On October 29, 2003, the Financial Accounting Standards Board voted to defer for an indefinite period the application of SFAS 150 to classification on non-controlling interests of limited-life subsidiaries. The adoption of SFAS 150 did not have a material impact on our results of operations or financial position.

Contingencies

      Our current general and professional liability policy does not provide coverage for claims that arise from acts that occurred prior to the policy’s start date of April 12, 2000. From March 12, 1999 to April 12, 2000, Reliance National Insurance Company provided our insurance coverage. Since April 12, 2000, Lexington Insurance Company, a subsidiary of American International Group, Inc., has provided our insurance coverage. During the fourth quarter of 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania placed Reliance National Insurance Company in liquidation. Based on our estimation of open claims, we are maintaining a reserve to cover potential losses resulting from current and future litigation claims covered by Reliance National Insurance Company to the extent its assets are not sufficient to pay such claims. Although we believe that the amount reserved is adequate to cover our potential losses, there can be no assurance that our losses will not exceed the amount reserved. Our profitability will be negatively impacted to the extent our actual losses exceed the amount reserved.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flows. We do not currently have any variable rate debt instruments. Fluctuations in interest rates on any future variable rate debt instruments, which are tied to the prime rate, would affect our earnings and cash flows but would not affect the fair market value of the variable rate debt.

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

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003, and based on such evaluation have concluded that such disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2003, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information set forth under the headings “Proposal One — Election of Class III Directors,” “Directors,” “Code of Ethics,” “Meetings and Committees of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with our 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation

      The information set forth under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation” and “Performance Graph” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information set forth under the heading “Security Ownership of Principal Stockholders and Management” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2004 Annual Meeting of Stockholders is incorporated herein by reference.

      For information regarding common stock to be issued pursuant to equity-based compensation plans, see “Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.”

Item 13.	Certain Relationships and Related Transactions

      The information set forth under the headings “Executive Compensation” and “Certain Relationships and Related Transactions” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information set forth under the heading “Fees Paid to Independent Auditors” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2004 Annual Meeting of Stockholders is incorporated herein by reference.

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

(3) The following documents are filed or incorporated by reference as exhibits to this Annual Report on Form 10-K:

Exhibit
Number		Description

3.1	—	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)
3.2	—	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
4.1	—	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on August 2, 2001)
4.2	—	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
4.3	—	Rights Agreement (the “Rights Agreement”) dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the Commission on December 8, 2001)
4.4	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))
10.1.1	—	Amended and Restated Loan and Security Agreement, dated October 2, 2000 (the “Credit Agreement”), by and among Odyssey HealthCare, Inc. and subsidiaries and Heller Healthcare Finance, Inc. (incorporated by reference to Exhibit 10.1.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10.1.2	—	First Amendment to the Credit Agreement, dated March 29, 2001 (incorporated by reference to Exhibit 10.1.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on August 2, 2001)
10.1.3	—	Second Amendment to Credit Agreement, dated May 8, 2001 (incorporated by reference to Exhibit 10.1.3 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)

Exhibit
Number		Description

10.2	—	Amended and Restated Employment Agreement, effective as of February 28, 2002, by and between Odyssey HealthCare, Inc. and Richard R. Burnham (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K as filed with the Commission on March 20, 2002)
10.3	—	Amended and Restated Employment Agreement, effective as of February 28, 2002, by and between Odyssey HealthCare, Inc. and David C. Gasmire (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K as filed with the Commission on March 20, 2002)
10.4	—	Amended and Restated Employment Agreement, effective as of February 28, 2002, by and between Odyssey HealthCare, Inc. and Douglas B. Cannon (incorporated by reference to Exhibit 10.4 to the Company’s Annual report on Form 10-K as filed with the Commission on March 20, 2002)
10.5.1	—	Odyssey HealthCare, Inc. Stock Option Plan (the “Stock Option Plan”) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10.5.2	—	First Amendment to the Stock Option Plan, dated January 31, 2001 (incorporated by reference to Exhibit 10.5.2 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)
10.6	—	2001 Equity-Based Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)
10.7.1	—	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)
10.7.2	—	First Amendment to Employee Stock Purchase Plan, dated March 6, 2002 (incorporated by reference to Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K as filed with the Commission on March 20, 2002)
10.8	—	Form of Indemnification Agreement between Odyssey HealthCare, Inc. and its directors and officers (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10.9.1	—	Promissory Note and Warrant Purchase Agreement, dated May 22, 1998, by and among Odyssey HealthCare, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10.9.2	—	Form of Warrant, dated May 22, 1998 (incorporated by reference to Exhibit 10.10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10.9.3	—	First Amendment to Warrants, dated December 6, 2000 (incorporated by reference to Exhibit 10.10.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on August 2, 2001)
21	—	Subsidiaries of Odyssey HealthCare, Inc. *
23.1	—	Consent of Ernst & Young LLP *
31.1	—	Certification required by Rule 13a-14(a), dated March 11, 2004, by David C. Gasmire, Chief Executive Officer *
31.2	—	Certification required by Rule 13a-14(a), dated March 11, 2004, by Douglas B. Cannon, Chief Financial Officer *
32	—	Certification required by Rule 13a-14(a), dated March 11, 2004, by David C. Gasmire, Chief Executive Officer, and Douglas B. Cannon, Chief Financial Officer *

*	Filed herewith.

      (b) We filed the following report on Form 8-K during the quarterly period ended December 31, 2003:

(1) Current report on Form 8-K (Item 12), furnished November 3, 2003, announcing the quarterly consolidated financial results of the Company for the third quarter and the nine months ended September 30, 2003.

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

ODYSSEY HEALTHCARE, INC.

By:	/s/ DAVID C. GASMIRE

David C. Gasmire
President and Chief Executive Officer

Date: March 11, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RICHARD R. BURNHAM Richard R. Burnham	Chairman of the Board	March 11, 2004

/s/ DAVID C. GASMIRE David C. Gasmire	President, Chief Executive Officer and Assistant Secretary	March 11, 2004

/s/ DOUGLAS B. CANNON Douglas B. Cannon	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 11, 2004

/s/ JOHN K. CARLYLE John K. Carlyle	Director	March 11, 2004

/s/ DAVID W. CROSS David W. Cross	Director	March 11, 2004

/s/ PAUL J. FELDSTEIN Paul J. Feldstein	Director	March 11, 2004

/s/ MARTIN S. RASH Martin S. Rash	Director	March 11, 2004

/s/ SHAWN S. SCHABEL Shawn S. Schabel	Director	March 11, 2004

/s/ DAVID L. STEFFY David L. Steffy	Director	March 11, 2004

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders

Odyssey HealthCare, Inc.

      We have audited the accompanying consolidated balance sheets of Odyssey HealthCare, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2003, and the related consolidated statements of operations, preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odyssey HealthCare, Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

/S/ ERNST & YOUNG LLP

Dallas, Texas

February 6, 2004

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2003

	(In thousands, except
	share and per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,732	$232
Short-term investments	25,898	38,742
Accounts receivable from patient services, net of allowance for uncollectible accounts of $2,962 and $3,913 at December 31, 2002 and 2003, respectively	35,652	57,651
Deferred tax assets	1,752	1,170
Income taxes receivable	667	1,961
Other current assets	2,172	3,584

Total current assets	73,873	103,340
Property and equipment, net	3,670	6,435
Debt issue costs, net	25	—
Goodwill	46,527	66,678
Intangibles, net	1,319	3,105

Total assets	$125,414	$179,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,158	$5,414
Accrued compensation	7,277	9,647
Accrued nursing home costs	7,377	9,585
Other accrued expenses	5,289	5,884
Current maturities of long-term debt and capital lease obligations	274	4

Total current liabilities	22,375	30,534
Long-term debt and capital lease obligations, less current maturities	—	13
Deferred tax liability	1,779	4,286
Other liabilities	327	—
Commitments and contingencies Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares — 75,000,000 Issued and outstanding shares — 35,067,136 at December 31, 2002 and 36,547,132 at December 31, 2003	35	37
Additional paid-in capital	79,191	91,365
Deferred compensation	(726)	(317)
Retained earnings	22,433	53,640

Total stockholders’ equity	100,933	144,725

Total liabilities and stockholders’ equity	$125,414	$179,558

See accompanying notes.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2002	2003

	(In thousands, except
	per share amounts)
Net patient service revenue	$130,181	$194,459	$274,309
Operating expenses:
Direct hospice care	62,269	94,944	136,366
General and administrative (exclusive of $1,112, $685 and $409 for the years ended December 31, 2001, 2002 and 2003, respectively, reported below as stock-based compensation charges)	43,043	60,414	80,181
Stock-based compensation charges	1,112	685	409
Provision for uncollectible accounts	3,207	2,952	4,015
Depreciation	983	1,468	2,181
Amortization	1,228	41	361

	111,842	160,504	223,513

Income from operations	18,339	33,955	50,796
Other income (expense):
Minority interest	(150)	50	—
Interest income	239	544	390
Interest expense	(2,512)	(269)	(140)

	(2,423)	325	250

Income before provision for income taxes	15,916	34,280	51,046
Provision for income taxes	3,020	13,140	19,839

Net income	12,896	21,140	31,207
Preferred stock dividends	(1,097)	—	—
Gain on conversion of preferred securities	5,755	—	—

Net income available to common stockholders	$17,554	$21,140	$31,207

Net income per common share:
Basic net income per common share	$1.83	$0.61	$0.87

Diluted net income per common share	$0.45	$0.58	$0.84

Weighted average shares outstanding:
Basic	9,552	34,782	35,945
Diluted	28,620	36,691	37,256

See accompanying notes.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Redeemable Preferred Stock

	Series A		Series B		Series C			Common Stock		Additional			Total
							Stockholder			Paid-in	Deferred	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Loans	Shares	Amount	Capital	Compensation	Earnings	Equity (Deficit)

	(amounts in thousands)
Balance at January 1, 2001	6,918	$4,859	6,400	$10,479	2,857	$5,995	$(171)	4,458	$5	$3,437	$(944)	$(16,244)	$(13,746)
Series A Convertible Preferred Stock dividends	—	231	—	—	—	—	—	—	—	—	—	(231)	(231)
Series B Convertible Preferred Stock dividends	—	—	—	533	—	—	—	—	—	—	—	(533)	(533)
Series C Convertible Preferred Stock dividends	—	—	—	—	—	333	—	—	—	—	—	(333)	(333)
Proceeds from Initial Public Offering	—	—	—	—	—	—	—	9,315	9	56,000	—	(5)	56,004
Preferred Share Conversion in connection with initial public offering	(6,918)	(5,090)	(6,400)	(11,012)	(2,857)	(6,328)	—	18,198	18	16,667	—	5,745	22,430
Forgiveness of stockholder loans	—	—	—	—	—	—	171	—	—	—	—	—	—
Deferred compensation related to stock options	—	—	—	—	—	—	—	—	—	1,579	(1,579)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	1,112	—	1,112
Exercise of stock options	—	—	—	—	—	—	—	123	—	36	—	—	36
Exercise of stock warrants	—	—	—	—	—	—	—	2,228	3	(1)	—	(2)	—
Net income	—	—	—	—	—	—	—	—	—	—	—	12,896	12,896

Balance at December 31, 2001	—	—	—	—	—	—	—	34,322	35	77,718	(1,411)	1,293	77,635
Expense related to Initial Public Offering	—	—	—	—	—	—	—	—	—	(37)	—	—	(37)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	685	—	685
Tax benefit related to stock option exercise	—	—	—	—	—	—	—	—	—	891	—	—	891
Exercise of stock options	—	—	—	—	—	—	—	676	—	581	—	—	581
Exercise of stock warrants	—	—	—	—	—	—	—	69	—	38	—	—	38
Net income	—	—	—	—	—	—	—	—	—	—	—	21,140	21,140

Balance at December 31, 2002	—	—	—	—	—	—	—	35,067	35	79,191	(726)	22,433	100,933
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	409	—	409
Tax benefit related to stock option exercise	—	—	—	—	—	—	—	—	—	6,936	—	—	6,936
Exercise of stock options	—	—	—	—	—	—	—	1,450	2	5,238	—	—	5,240
Employee Stock Purchase Plan	—	—	—	—	—	—	—	30	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	31,207	31,207

Balance at December 31, 2003	—	$—	—	$—	—	$—	$—	36,547	$37	$91,365	$(317)	$53,640	$144,725

See accompanying notes.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Operating Activities
Net income	$12,896	$21,140	$31,207
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt extinguishment	572	—	—
Forgiveness of stockholder loans	171	—	—
Depreciation and amortization	2,211	1,509	2,542
Amortization of deferred charges and debt discount	173	34	25
Stock-based compensation	1,112	685	409
Minority interest	150	(50)	—
Deferred tax expense	(323)	350	3,089
Tax benefit realized for stock option exercises	—	891	6,936
Provision for uncollectible accounts	3,207	2,952	4,015
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,242)	(13,561)	(26,341)
Other current assets	(623)	(1,275)	(2,706)
Accounts payable, accrued nursing home costs and other accrued expenses	4,652	6,057	8,429

Net cash provided by operating activities	14,956	18,732	27,605
Investing Activities
Cash paid for acquisitions	(7,845)	(21,269)	(22,469)
Increase in short-term investments	(21,419)	(4,479)	(12,844)
Purchases of property and equipment	(1,737)	(2,600)	(4,775)

Net cash used in investing activities	(31,001)	(28,348)	(40,088)
Financing Activities
Proceeds from issuance of common stock	56,616	582	5,240
Distributions to minority partners	—	(100)	—
Proceeds from issuance of debt	116,893	15	13
Payments on debt	(137,490)	(3,221)	(270)

Net cash provided by (used in) financing activities	36,019	(2,724)	4,983

Net increase (decrease) in cash and cash equivalents	19,974	(12,340)	(7,500)
Cash and cash equivalents, beginning of period	98	20,072	7,732

Cash and cash equivalents, end of period	$20,072	$7,732	$232

Supplemental Cash Flow Information
Cash interest paid	$2,698	$341	$125
Income taxes paid	$2,526	$13,353	$11,513

See accompanying notes.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2001, 2002 and 2003

1.	Organization and Summary of Significant Accounting Policies

     Organization

      Odyssey HealthCare, Inc. and its subsidiaries (the “Company”) provide hospice care, with a goal of improving the quality of life of terminally ill patients and their families. Hospice services focus on palliative care for patients with life-limiting illnesses, which is care directed at managing pain and other discomforting symptoms and addressing the psychosocial and spiritual needs of patients and their families. The Company provides for all medical, psychosocial care and certain other support services associated with the patient’s terminal illness.

      The Company was incorporated on August 29, 1995 in the state of Delaware and, as of February 29, 2004, had 68 Medicare-certified hospice providers serving patients and their families in 29 states, with significant operations in Texas, California and Arizona.

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

Fair Value of Financial Instruments

      The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. Management estimates that the carrying amounts of the Company’s financial instruments included in the accompanying consolidated balance sheets are not materially different from their fair values.

Accounts Receivable

      Accounts receivable represents amounts due from patients, third-party payors (principally the Medicare and Medicaid programs), and others for services rendered based on payment arrangements specific to each payor. Approximately 90.6% and 91.4% of the accounts receivable at December 31, 2002 and 2003, respectively, represent amounts due from the Medicare and Medicaid programs. The Company maintains a policy for reserving for uncollectible accounts. The Company calculates the allowance for uncollectible accounts based on a formula tied to the aging of accounts receivable by payor class. The Company reserves for specific accounts that are determined to be uncollectible when such determinations are made. Accounts are written off when all collection efforts are exhausted.

      Medicare fiscal intermediaries and other payors periodically conduct pre-payment or post-payment medical reviews or other audits of the Company’s reimbursement claims. In order to conduct these reviews, the payor requests documentation from the Company and then reviews that documentation to determine compliance with applicable rules and regulations, including the eligibility of patients to receive hospice benefits, the appropriateness of the care provided to those patients, and the documentation of that care. The Company cannot predict whether medical reviews or similar audits by federal or state agencies or commercial payors of the Company’s hospice programs’ reimbursement claims will result in material recoupments or

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

denials, which could have a material adverse effect on the Company’s financial condition and results of operations.

Goodwill and Other Non-Amortizable Assets

      The Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002. Goodwill is the excess of the purchase price over the fair value of identifiable assets acquired. Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized but reviewed for impairment annually (during the fourth quarter) or more frequently if certain indicators arise. Goodwill is reviewed at the reporting unit level, which is defined in SFAS 142 as an operating segment or one level below an operating segment. The Company has defined their reporting units at the operating segment level. The Company determines the fair value of the reporting units using multiples of revenue. If the fair value of a reporting unit is less than the carrying value, then an indication of impairment exists. The amount of the impairment would be determined by estimating the fair values of the tangible and intangible assets and liabilities, with the remaining fair value assigned to goodwill. The amount of the impairment would be the difference between the carrying amount of the goodwill and the fair value of the goodwill. No impairment charges have been recorded.

     Net Patient Service Revenue

      Net patient service revenue is reported at the estimated net realizable amounts from patients, Medicare, Medicaid, commercial insurance and managed care payors and others for services rendered. Payors may determine that the services provided are not covered and do not qualify for payment or, for commercial payors, that payments are subject to usual and customary rates. To determine net patient service revenue, management adjusts gross patient service revenue for estimated payment denials and contractual adjustments based on historical experience. Changes in the estimate are adjusted in future periods as the payments are determined. The percentage of net patient service revenue derived under the Medicare and Medicaid programs was 97.2%, 97.5% and 97.0% for the years ended December 31, 2001, 2002 and 2003, respectively.

      The Company is subject to limits for payments. For inpatient services, which represented about 8.7% of gross patient service revenue in 2003, the limit is based on inpatient care days. If inpatient care days provided to patients at a hospice exceeded 20% of the total days of hospice care provided for the year, then payment for days in excess of this limit are paid for at the routine home care rate. None of the Company’s hospice programs exceeded the payment limits on inpatient services in 2001, 2002, or 2003.

      Overall payments made by Medicare to the Company are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The hospice cap period runs from November 1st of each year through October 31st of the following year. Total Medicare payments to the Company during this period are compared to the cap amount for this period. Payments in excess of the cap amount must be returned by the Company to Medicare. The cap amount is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The per-beneficiary cap amount was $18,661 for the twelve-month period ending October 31, 2003. The per beneficiary cap amount for the twelve month period ending October 31, 2004 has not been published. Once published, the new cap amount will become effective retroactively for all services performed since November 1, 2003. The hospice cap amount is computed on a hospice-by-hospice basis. Our net patient service revenue for 2003 was reduced by $1.2 million as a result of six hospice programs exceeding the Medicare cap. The Company cannot assure that additional hospices will not exceed the cap amount in the future.

      Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Charity care, based on established charges, amounted to $0.9 million, $2.0 million and $2.9 million for the years ended December 31, 2001, 2002 and 2003, respectively.

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

      Other intangible assets are comprised of licenses and non-compete agreements. The non-compete agreements are being amortized based on the terms of the respective contracts.

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

      On January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” (“SFAS 121”) and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”) for the disposal of a segment of a business. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS 121 by removing goodwill from its scope. The adoption of SFAS 144 would impact the results of operations and the financial position of the Company if a component of the Company’s business is designated as held for sale after adoption of SFAS 144. Components designated as held for sale would be reported separately as discontinued operations with prior periods restated. Currently, the Company has not designated any components as held for sale under SFAS 144, but could do so in the future.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Stock-Based Compensation

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosures” (“SFAS 148”) in December 2002. SFAS 148 amends the disclosure provisions and transition alternatives of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and is effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS 148 effective December 31, 2002.

      Prior to 2001, the Company had two stock-based compensation plans which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. APB 25 uses the intrinsic value method to account for options granted to employees. Stock-based compensation is generally not recognized since the option price is typically equal the market value of the underlying common stock on the date of grant. During the years ended December 31, 2000 and 2001, the Company recorded aggregate deferred compensation for employees of $2.1 million and $1.5 million, respectively, representing the difference between the exercise prices of the stock options granted in fiscal year 2000 and 2001 under the Odyssey HealthCare, Inc. Stock Option Plan and 2001 Equity-Based Compensation Plan and the then deemed fair value of the common stock prior to the initial public offering (the “Offering”). These amounts are being amortized to operations using the graded method. Under the graded method, approximately 46%, 26%, 15%, 9% and 4%, respectively of each option’s compensation expense is recognized in each of the five years following the date of the grant. For the years ended December 31, 2001, 2002 and 2003, the Company amortized deferred compensation in the amount of $1.1 million, $0.7 million and

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.4 million, respectively. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based compensation.

	Year Ended December 31

	2001	2002	2003

	(In thousands)
Net income available to common stockholders, as reported	$17,554	$21,140	$31,207
Add: Stock-based employee compensation expense recorded, net of tax	901	425	249
Deduct: Fair value stock-based employee compensation expense, net of tax	(440)	(1,285)	(2,366)

Pro forma net income available to common stockholders	$18,015	$20,280	$29,090

Earnings per share:
Basic — as reported	$1.83	$0.61	$0.87
Add: Stock-based employee compensation expense recorded, net of tax	0.09	0.01	0.01
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.04)	(0.04)	(0.07)

Basic — pro forma	$1.88	$0.58	$0.81

Diluted — as reported	$0.45	$0.58	$0.84
Add: Stock-based employee compensation expense recorded, net of tax	0.03	0.01	0.00
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.01)	(0.04)	(0.06)

Diluted — pro forma	$0.47	$0.55	$0.78

      The deemed fair value for options granted prior to the offering was estimated at the date of grant using the minimum value option valuation model, which assumes the stock price has no volatility since the common stock was not publicly traded at the time of grant. The deemed fair value for options granted after the offering was estimated at the date of grant using the Black-Scholes Model, which considers volatility. The following table illustrates the weighted average assumptions for the years ended December 31:

	2001	2002	2003

Risk free interest rate	4.50%–5.19%	3.44%–4.55%	3.50%
Expected life	6 years	5 years	5 years
Expected volatility	0.590	0.715	1.558
Expected dividend yield	—	—	—

      The weighted average deemed fair value of the options granted was $6.32, $11.46 and $16.63 in the years ended December 31, 2001, 2002 and 2003, respectively.

     Net Income Per Common Share

      Basic net income per common share is computed by dividing net income less the annual Series A, Series B and Series C Convertible Preferred Stock dividends, where applicable, by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding during the period plus the effect of dilutive securities, giving effect to the conversion of the convertible preferred stock (using the

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

if-converted method), where applicable, and employee stock options and outstanding warrants (using the treasury stock method and considering the effect of unrecognized deferred compensation charges). Also see Note 5.

      The accumulated dividends on the Series A, Series B and Series C Convertible Preferred Stock were reversed in 2001 as they were no longer payable due to the mandatory conversion of the convertible preferred stock in connection with the Company’s Offering. The Company has accounted for the reversal in accordance with Emerging Issues Task Force Topic No. D-42 “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” and recognized a gain to common stockholders in 2001 totaling $5.8 million. This gain was used in the computation of basic net income per common share.

     Income Taxes

      The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse.

     General and Professional Liability Insurance

      The Company maintains general liability and professional liability insurance coverage on a claims-made basis in fiscal 2001, 2002 and 2003, with limits of liability of $1.0 million per occurrence and $3.0 million in the aggregate. The Company also maintains general liability and umbrella coverage with a limit of $20.0 million.

     Nursing Home Costs

      For patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, the Company contracts with nursing homes for the nursing homes’ provision to patients of room and board services. The state must pay the Company, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95% of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. Under the Company’s standard nursing home contracts, the Company pays the nursing home for these room and board services at the Medicaid daily nursing home rate. Nursing home costs are offset by nursing home revenue, and the net amount is included in direct hospice care expenses. Nursing home costs totaled $25.6 million, $38.4 million and $55.5 million for the years ended December 31, 2001, 2002 and 2003, respectively. Nursing home revenue totaled $25.1 million, $38.2 million and $56.7 million for the years ended December 31, 2001, 2002 and 2003, respectively. During 2003, the Company conducted a review of the nursing home accrual and determined certain amounts were not payable and reduced nursing home expense by $1.0 million.

     Advertising Costs

      The Company expenses all advertising costs as incurred, which totaled $0.2 million for the year ended December 31, 2001 and totaled $0.3 million for each of the years ended December 31, 2002 and 2003.

     Deferred Rent Liability

      Payments under operating leases are recognized as rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreements is recognized as a deferred rent liability. Rent

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense charged to operations exceeded actual rent payments by $0.3 million and $0.7 million for the years ended December 31, 2002 and 2003, respectively.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassification

      Certain amounts have been reclassified to conform to the current presentation.

     Recent Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), which is required to be applied in fiscal years beginning after May 15, 2002, with early application encouraged. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4 “Reporting Gains and Losses From Extinguishment of Debt.” SFAS 145 requires any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that do not meet the criteria in APB 30 for classification as an extraordinary item be reclassified into income from operations. We adopted the provisions of SFAS 145 on January 1, 2003. The impact of adoption of SFAS 145 reduced income from operations by $0.6 million for the year ended December 31, 2001 through the reclassification of the loss on extinguishment of debt.

      In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 “Amendment of SFAS 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the results of operations or financial position of the Company.

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning after July 1, 2003. On October 29, 2003, the Financial Accounting Standards Board voted to defer for an indefinite period the application of SFAS 150 to classification of non-controlling interests of limited-life subsidiaries. The adoption of SFAS 150 did not have a material impact on the results of operations or financial position of the Company.

2.     Initial Public Offering

      On November 5, 2001, the Company completed its Offering at $15.00 (pre-splits) per share. The Company sold 4.1 million shares (including 0.5 million shares issued upon the exercise of the underwriter’s option to purchase such shares to cover overallotments). The Company received $56.0 million in net proceeds from the Offering, of which $7.1 million was used to repay the Company’s outstanding borrowings under its revolving line of credit, including unpaid interest thereon, and $10.6 million was used to repay the Company’s

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12% senior subordinated notes. The Company incurred debt extinguishments costs of $0.6 million, or $0.4 million, net of tax. The remaining proceeds were used to finance acquisitions of hospices, to develop new hospice locations and for other general corporate purposes. Upon completion of the Offering, the Company forgave the repayment of promissory notes payable to it by Richard R. Burnham and David C. Gasmire, who at the time of our initial public offering were Chairman and Chief Executive Officer and President and Chief Operating Officer, respectively. The Company recorded a compensation charge of $0.2 million in connection with the forgiveness of these notes in 2001. Upon the closing of the Offering, the Company’s preferred stock was mandatorily converted into 8.1 million shares of common stock. The accumulated dividends, which were not payable in the event of a mandatory conversion, were reversed and no additional dividends were accrued or recorded subsequent to the Offering. In November 2001 and in connection with the Offering, 1.0 million shares of common stock were issued upon exercise of warrants originally issued by the Company in connection with the original issuance of its 12% senior subordinated notes.

3.     Acquisitions

     2001

      In February 2001, the Company purchased all the assets and business of the Comforter of Colorado, LLC, a hospice program in Colorado Springs, Colorado. The purchase price, including transaction costs, totaled $0.7 million. Assets acquired include goodwill of $0.7 million and certain furniture and fixtures.

      In April 2001, the Company purchased all the assets and business of Hospice Health Services, Inc., a hospice program in Charleston, South Carolina. The purchase price, including transaction costs, totaled $0.7 million, which included a note payable of $0.3 million and assumed liabilities of $0.1 million. Assets acquired include goodwill of $0.6 million and certain furniture and fixtures.

      In April 2001, the Company purchased all the assets and business of Crossroads Hospice of Arkansas, LLC, a hospice program in Little Rock, Arkansas. The purchase price, including transaction costs, totaled $2.8 million, which included a note payable of $1.0 million. Assets acquired include goodwill of $2.7 million and certain furniture and fixtures.

      In June 2001, the Company purchased all the assets and business of Viator Healthcare, LP, a hospice program in Pittsburgh, Pennsylvania. The purchase price, including transaction costs, totaled $2.5 million, which included a note payable of $0.5 million. Assets acquired include goodwill of $2.5 million.

      In July 2001, the Company purchased certain assets of Alternative Healthcare System, Inc., a hospice program in Beaumont, Texas. The purchase price, including transaction costs, totaled $1.5 million, which included a note payable of $0.6 million. Assets acquired include goodwill of $1.5 million.

      In September 2001, the Company purchased all the assets and business of Trinity Health Ventures, Inc., a hospice program in San Bernardino, California. The purchase price, including transaction costs, totaled $1.5 million, which included a note payable of $0.2 million. Assets acquired include goodwill of $1.5 million and certain furniture and fixtures.

      In December 2001, the Company purchased all the stock of Community Care Hospice, a hospice program in Odessa, Texas. The purchase price, including transaction costs, totaled $1.7 million, which included a note payable of $0.5 million. Assets and liabilities acquired included cash and short-term investments of $0.4 million, accounts receivable of $0.3 million, goodwill of $1.6 million, liabilities of $0.3 million and notes payable of $0.2 million.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     2002

      In April 2002, the Company purchased all the assets and business of Heart of Ohio Community Health Services Corporation, a hospice program in Columbus, Ohio. The purchase price, including transaction costs, totaled $0.6 million and was accounted for as goodwill.

      In April 2002, the Company purchased three hospice programs from Hospice Care of Louisiana, Inc., located in Baton Rouge, New Orleans and Shreveport, Louisiana. The purchase price, including transaction costs, totaled $9.9 million. Assets acquired include goodwill of $9.8 million and furniture and fixtures of $0.1 million.

      In June 2002, the Company purchased all the assets and business of Centercal Management Services, LTD, a hospice program located in Bakersfield, California. The purchase price, including transaction costs, totaled $0.5 million and was accounted for as goodwill.

      In July 2002, the Company purchased all the assets and business of Palliative Hospice Center, LLC, a hospice program located in Wichita, Kansas. The purchase price, including transaction costs, totaled $0.1 million. Assets acquired included a license of $0.1 million.

      In August 2002, the Company purchased all the assets and business of HospiCare, Inc., a hospice program located in Biloxi, Mississippi. The purchase price, including transaction costs, totaled $1.1 million. Assets acquired include licenses of $0.2 million, a non-compete agreement of $0.1 million and goodwill of $0.8 million.

      In August 2002, the Company purchased all the assets and business of Delta Hospice, Inc., a hospice program located in Albuquerque, New Mexico, including an alternate delivery site located in Los Alamos, New Mexico. The purchase price, including transaction costs, totaled $2.0 million. Assets acquired include licenses of $0.2 million, a non-compete agreement of $0.1 million and goodwill of $1.7 million. The purchase agreement included an earnout provision, whereby, in December 2002, the Company paid $0.2 million to the seller in response to certain revenue targets being met. The earnout was treated as part of the purchase price.

      In September 2002, the Company purchased all the assets and business of The Lutheran Home, Inc., a hospice program located in Omaha, Nebraska. The purchase price, including transaction costs, totaled $0.1 million. Assets acquired include licenses and a non-compete agreement of $0.1 million.

      In October 2002, the Company purchased certain assets of Alternative Healthcare Systems, Inc., a hospice program located in Lake Charles, Louisiana. The purchase price, including transaction costs, totaled $3.2 million. Assets acquired include goodwill of $2.8 million, licenses of $0.2 million and a non-compete agreement and fixed assets of $0.2 million.

      In December 2002, the Company purchased two hospice programs from Circle of Life Hospice, LLP, located in La Grange and Round Rock, Texas. The purchase price, including transaction costs, totaled $2.5 million. Assets acquired include goodwill of $2.1 million, licenses of $0.2 million, and a non-compete agreement and fixed assets of $0.2 million.

  2003

      In February 2003, the Company purchased substantially all the assets and business of Good Shepherd Hospice and Palliative Care Center, LLC, a hospice program located in Waxahachie, Texas. The purchase price, including transaction costs, totaled $3.0 million. Assets acquired include licenses of $0.2 million, a non-compete agreement of $0.1 million, goodwill of $2.7 million and certain furniture and fixtures.

      In May 2003, the Company purchased substantially all the assets and business of Mahogany Hospice Care, Inc., a hospice program located in Memphis, Tennessee. The purchase price, including transaction costs,

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

totaled $1.3 million. Assets acquired include licenses of $0.3 million, a non-compete agreement of $0.2 million, and goodwill of $0.8 million and certain furniture and fixtures.

      Also in May 2003, the Company purchased substantially all the assets and business of Homecare Hospice, Inc., a hospice program located in Valdosta, Georgia. The purchase price, including transaction costs, totaled $0.5 million. Assets acquired include licenses of $0.1 million, a non-compete agreement of $0.1 million, and furniture and fixtures and goodwill of $0.3 million.

      In August 2003, the Company purchased substantially all the assets and business of Omega Hospice, Ltd., a hospice program located in Brownsville, Texas. The purchase price, including transaction costs, totaled $1.7 million. Assets acquired include licenses of $0.1 million, a non-compete agreement of $0.2 million, and goodwill of $1.4 million and certain furniture and fixtures.

      Also in August 2003, the Company purchased substantially all the assets and business of First State Hospice, L.L.C., a hospice program located in Wilmington, Delaware. The purchase price, including transaction costs, totaled $0.5 million. Assets acquired include licenses of $0.1 million, a non-compete agreement of $0.1 million, and goodwill of $0.3 million and certain furniture and fixtures.

      In September 2003, the Company purchased substantially all the assets and business of Utah’s Heritage Hospice, L.L.C., a hospice program located in Salt Lake City, Utah. The purchase price, including transaction costs, totaled $11.8 million. Assets acquired include licenses of $0.2 million, a non-compete agreement of $0.2 million, and goodwill of $11.4 million and certain furniture and fixtures.

      Also in September 2003, the Company purchased certain assets of Grace, Inc, a hospice program located in Omaha, Nebraska, with a patient census of approximately 35. The purchase price, including transaction costs, totaled $0.3 million. Assets acquired include a non-compete agreement of $0.1 million and goodwill of $0.2 million.

      In November 2003, the Company purchased certain assets of Palliative Care, Inc., a hospice program located in San Antonio, Texas, with a patient census of approximately 100. The purchase price, including transaction costs, totaled $3.3 million. Assets acquired include a non-compete agreement of $0.2 million. and goodwill of $3.1 million and certain furniture and fixtures.

     2004

      In January 2004, the Company purchased substantially all the assets and business of Crown of Texas, Ltd., a hospice program with operations located in Amarillo, Texas and Conroe, Texas. The purchase price totaled $22.5 million.

      The Company has made acquisitions to expand its base of hospice locations. All acquisitions were accounted for under the purchase method of accounting. The results of operations have been included in the consolidated financial statements of the Company from the dates of acquisition.

      Unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 2001, 2002 and 2003 are presented below. Such pro forma presentation has been prepared assuming

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the acquisitions described above have been made as of January 1 of the year preceding the year of acquisition:

	Year Ended December 31,

	2001	2002	2003

	(In thousands, except per share amounts)
Pro forma net patient service revenue	$160,336	$231,611	$289,513
Pro forma net income	15,486	23,441	31,716
Pro forma net income per common share:
Basic net income available to common stockholders	$2.11	$0.67	$0.88

Diluted net income available to common stockholders	$0.54	$0.64	$0.85

4.     Intangible Assets

      Goodwill allocated to the Company’s reportable segments at December 31, 2002 and 2003 is as follows (in thousands):

	Northeast	Southeast	Central	South	Midwest	Texas	Mountain	West	Corporate	Total

January 1, 2003	$2,379	$703	$3,916	$14,970	$2,590	$7,814	$8,739	$5,296	$120	$46,527
Acquisitions	316	290	237	741	—	7,270	11,297	—	—	20,151
Disposals	—	—	—	—	—	—	—	—	—	—

December 31, 2003	$2,695	$993	$4,153	$15,711	$2,590	$15,084	$20,036	$5,296	$120	$66,678

      Other indefinite lived assets are comprised of license agreements, which totaled $0.9 and $1.9 million at December 31, 2002 and 2003, respectively, and are included in intangibles in the accompanying consolidated balance sheets. The Company does not believe there is any indication that the carrying value of the license agreements exceeds their fair value.

      Intangible assets subject to amortization relate primarily to non-compete agreements that are being amortized based on the terms of the respective contracts and totaled $0.4 and $1.1 million (net of accumulated amortization of $41,000 and $0.4 million) at December 31, 2002 and 2003, respectively, and are included in intangibles in the accompanying consolidated balance sheets. Amortization expense of the assets that still require amortization under SFAS 142 was $0, $41,000 and $0.4 million for the years ended December 31, 2001, 2002 and 2003, respectively. Amortization expense relating to these intangible assets will be approximately $0.5 million, $0.4 million and $0.2 million in 2004, 2005 and 2006, respectively.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the effect on net income and earnings per share excluding goodwill amortization which was recognized in the year ended December 31, 2001. Consistent with SFAS 142, the results of operations for the year ended December 31, 2001 has not been restated for the change in goodwill amortization, which was recognized in the year ended December 31, 2001.

	Year Ended December 31,

	2001	2002	2003

	(In thousands, except per share data)
Reported net income applicable to common stockholders	$17,554	$21,140	$31,207
Add back goodwill amortization, net of income tax	1,228	—	—

Adjusted net income	$18,782	$21,140	$31,207

Basic earnings per share:
As reported	$1.83	$0.61	$0.87
Goodwill amortization	0.13	—	—

Adjusted basic earnings per share	$1.96	$0.61	$0.87

Diluted earnings per share:
As reported	$0.45	$0.58	$0.84
Goodwill amortization	0.04	—	—

Adjusted diluted earnings per share	$0.49	$0.58	$0.84

5.     Common Stock

      On February 24, 2003 and August 12, 2003, the Company completed two separate three-for-two stock splits, each payable in the form of a fifty percent stock dividend. The accompanying consolidated financial statements and notes thereto have been restated for all periods presented to reflect these stock dividends.

6.     Series B Convertible Preferred Stock Warrants

      In connection with the issuance of the $1.5 million convertible promissory notes on May 22, 1998, the Company issued Series B warrants to the lenders to purchase 0.2 million shares of Series B Convertible Preferred Stock for consideration of $0.017 per share. The warrants were valued at fair value, as determined by the Company, at $0.2 million. This was recorded as a discount on the convertible promissory notes as of December 31, 1998. The exercise price of the stock warrants was $0.83 and was adjusted from time to time as provided in the warrant purchase agreement. In December 2000, the warrants were amended such that upon completion of an initial public offering where the aggregate price paid for such shares by the public is equal to or greater than $20.0 million at a per share price of at least $4.00, the warrants were exercisable to purchase 0.2 million shares of the Company’s common stock at an exercise price of $1.67 per share. This amendment eliminated the possibility of any additional shares of Series B Convertible Preferred Stock becoming outstanding after the completion of an initial public offering and did not provide the holders of the warrants any additional rights and, accordingly, no additional expense was recorded. Series B Convertible Preferred Stock warrants to purchase 30,587 shares of common stock remained outstanding as of December 31, 2003.

7.     Stock Options

      The Company no longer grants options under the Odyssey HealthCare, Inc. Stock Option Plan (“Stock Option Plan”). During 2001, the Company adopted the 2001 Equity-Based Compensation Plan (“Compensation Plan”). Awards of stock options under the Compensation Plan shall not exceed the lesser of 150,000,000 shares, or 10% of the total number of shares of common stock then outstanding, assuming the exercise of all

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding options, warrants and the conversion or exchange or exercise of all securities convertible into or exchangeable or exercisable for common stock.

      At December 31, 2003 there were 2,124,857 options and 617,220 options outstanding under the Stock Option Plan and the Compensation Plan, respectively, with exercise prices ranging from $0.04 to $28.48 per share. All options granted have five to ten-year terms and vest over a four- and five-year period.

      There were 1,611,185 shares and 1,745,401 shares available for issuance under the Compensation Plan at December 31, 2002 and 2003, respectively.

      A summary of stock option activity follows:

	Weighted Average
	Exercise Price	Options

	(In thousands,
	except dollar amounts)
Options outstanding at January 1, 2001	$0.51	2,145
Granted	5.69	1,197
Canceled	1.81	(72)
Exercised	0.30	(123)

Options outstanding at December 31, 2001	2.43	3,147
Granted	12.39	597
Canceled	6.19	(210)
Exercised	0.79	(676)

Options outstanding at December 31, 2002	4.51	2,858
Granted	19.81	1,528
Cancelled	13.42	(194)
Exercised	3.04	(1,450)

Options outstanding at December 31, 2003	12.85	2,742

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the stock options outstanding as of December 31, 2003:

		Weighted Average
		Remaining	Number	Number
	Number	Contractual Life	Vested and	Unvested and
Exercise Price	Outstanding	(Years)	Exercisable	Not Exercisable

	(Amounts in thousands, except dollar amounts)
$ 0.04	1	2.91	1	—
0.44	286	4.77	—	286
1.38	240	6.86	95	145
3.11	33	7.33	9	24
5.78	57	7.67	10	47
7.19	443	7.92	2	441
11.28	124	8.58	43	81
11.69	145	8.08	15	130
15.15	411	8.92	46	365
15.25	159	9.08	—	159
15.53	103	8.92	22	81
18.76	13	9.42	—	13
20.00	45	9.42	—	45
22.33	443	9.50	—	443
27.96	16	9.50	—	16
28.48	223	9.50	—	223

	2,742	7.01	243	2,499

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Net Income Per Common Share

      The following table presents the calculation of basic and diluted net income per common share:

	Year Ended December 31,

	2001	2002	2003

	(In thousands, except per share amounts)
Numerator
Net income	$12,896	$21,140	$31,207
Series A, B and C Preferred Stock Dividends	(1,097)	—	—
Gain on conversion of preferred securities	5,755	—	—

Numerator for basic earnings per share — income available to common stockholders	17,554	21,140	31,207
Effect of dilutive securities:
Series A, B and C Preferred Stock dividends	1,097	—	—
Gain on conversion of preferred securities	(5,755)	—	—

Numerator for diluted net income per share — net income available to common stockholders after actual conversions	$12,896	$21,140	$31,207

Denominator
Denominator for basic net income per share — weighted average shares	9,552	34,782	35,945
Effect of dilutive securities:
Employee stock options	1,875	1,881	1,281
Series A, B and C Preferred Stock	15,107	—	—
Series B Preferred Stock Warrants convertible to common stock	238	28	30
Common stock warrants	1,848	—	—

Denominator for diluted net income per share — adjusted weighted average shares and actual conversions	28,620	36,691	37,256

Net income per common share:
Basic net income available to common stockholders	$1.83	$0.61	$0.87

Diluted net income available to common stockholders	$0.45	$0.58	$0.84

9. Allowance for Uncollectible Accounts

      The allowance for uncollectible accounts for patient accounts receivable is as follows:

	Balance at	Provision for	Write-Offs,
	Beginning of	Uncollectible	Net of	Balance at
	Year	Accounts	Recoveries	End of Year

	(In thousands)
Year ended December 31, 2001	$3,140	$3,207	$(2,953)	$3,394
Year ended December 31, 2002	$3,394	$2,952	$(3,384)	$2,962
Year ended December 31, 2003	$2,962	$4,015	$(3,064)	$3,913

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Property and Equipment

      Property and equipment is as follows:

	December 31,

	2002	2003

	(In thousands)
Office furniture	$1,432	$2,504
Computer hardware	2,022	3,310
Computer software	1,041	2,365
Equipment	526	802
Motor vehicles	93	97
Buildings	25	—
Leasehold improvements	1,803	2,691

	6,942	11,769
Less accumulated depreciation and amortization	3,272	5,334

	$3,670	$6,435

11. Line of Credit, Long-Term Debt and Capital Lease Obligations

      Line of credit, long-term debt and capital lease obligations consists of the following:

	December 31,

	2002	2003

	(In thousands)
Acquisition notes payable, due in 2003; bearing interest at 7% to 8%, all of which are unsecured	$248	$—
Leasehold improvement loans due between 2004 and 2008; interest at 6.50% and 10.37%	13	17
Various capital leases covering equipment, due in 2003; interest rates ranging from 7% to 15%; secured by equipment	13	—

	274	17
Less current maturities	274	4

	$—	$13

      The Company had a $20.0 million revolving line of credit that bore interest at prime, as defined in the agreement, plus 1%, not to fall below 10%, and matured on October 2, 2003. No amounts were drawn on the line of credit at December 31, 2002 or October 2, 2003, the maturity date.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Scheduled principal repayments on debt for the next five years are as follows:

December 31, 2003

Debt

(In thousands)
2004	$4
2005	5
2006	5
2007	2
2008	1

$17

12. Income Taxes

      Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,

	2002	2003

	(In thousands)
Deferred tax assets:
Accounts receivable	$889	$—
Accrued compensation	622	808
Workers’ compensation	241	638

	1,752	1,446

Deferred tax liabilities:
Accounts receivable	—	(220)
Amortizable and depreciable assets	(1,767)	(3,871)
Other	(12)	(471)

	(1,779)	(4,562)

Net deferred tax assets (liabilities)	$(27)	$(3,116)

      The components of the Company’s income tax expense are as follows:

	Year Ended December 31,

	2001	2002	2003

	(Dollars in thousands)
Current:
Federal	$2,698	$10,704	$14,914
State	645	2,086	1,836

	3,343	12,790	16,750
Deferred:
Federal	(306)	298	2,629
State	(17)	52	460

	$3,020	$13,140	$19,839

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The reconciliation of income tax expense computed at the federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,

	2001		2002		2003

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Tax at federal statutory rate	$5,571	35%	$11,998	35%	$17,866	35%
State income tax, net of federal benefit	628	4	1,064	3	1,452	3
Stock-based compensation charges	389	2	142	1	(94)	—
Non-deductible expenses and other	151	1	(64)	(1)	615	1
Decrease in valuation allowance	(3,719)	(23)	—	—	—	—

	$3,020	19%	$13,140	38%	$19,839	39%

      The decrease in the valuation allowance in 2001 was due to the consistent profitability of the Company’s operations and the Company’s ability to generate taxable income and utilize its remaining net operating loss carryforwards.

13. Retirement Plan

      The Company sponsors a 401(k) plan, which is available to substantially all employees after meeting certain eligibility requirements. The plan provides for contributions by the employees based on a percentage of their income. The Company at its discretion may make contributions. Matching contributions totaled $0.2 million, $0.3 million and $0.6 million for the years ended December 31, 2001, 2002 and 2003, respectively.

14. Commitments and Contingencies

 Leases

      The Company leases office space and equipment at its various locations. Total rental expense was approximately $4.1 million, $5.2 million, and $7.0 million for the years ended December 31, 2001, 2002 and 2003, respectively.

      Future minimum rental commitments under noncancelable operating leases for the years subsequent to December 31, 2003, are as follows (in thousands):

2004	$6,872
2005	6,476
2006	5,630
2007	4,089
2008	2,466
Thereafter	6,635

$32,168

 Contingencies

      The Company is involved in various legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, management believes the outcome of pending

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

litigation will not have a material adverse effect, after considering the effect of the Company’s insurance coverage, on the Company’s consolidated financial statements.

      The Company’s current general and professional liability policy does not provide coverage for claims that arise from acts that occurred prior to the policy’s start date of April 12, 2000. From March 12, 1999 to April 12, 2000, Reliance National Insurance Company provided the Company’s insurance coverage. Since April 12, 2000, Lexington Insurance Company, a subsidiary of American International Group, Inc., has provided the Company’s insurance coverage. During the fourth quarter of 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania placed Reliance National Insurance Company in liquidation. Based on the Company’s estimation of open claims, the Company is maintaining a reserve to cover potential losses resulting from current and future litigation claims covered by Reliance National Insurance Company to the extent its assets are not sufficient to pay such claims. Although the Company believes that the amount reserved is adequate to cover its potential losses, there can be no assurance that the Company’s losses will not exceed the amount reserved. The Company’s profitability will be negatively impacted to the extent its actual losses exceed the amount reserved.

15. Segment Reporting

      Prior to 2002, the Company evaluated the performance of, and allocated resources to, its hospice programs based on current operations and market assessments on a hospice-by-hospice basis. The Company’s continued growth in 2002 and 2003 reshaped these bases for evaluation and the Company now has geographically defined operating segments which to perform analysis and evaluate performance. The 2001 and 2002 amounts have been restated to reflect the change in operating segments.

      The Company currently evaluates performance and allocates resources primarily on the basis of cost per day of care and income from operations. The distribution of the Company’s net patient service revenue, direct hospice care expenses, income (loss) from operations (which is used by management for operating performance review), average daily census and assets by geographic location are summarized in the following tables.

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Net patient service revenue:
Northeast	$8,234	$11,992	$15,730
Southeast	5,976	8,862	12,426
Central	13,019	16,793	23,051
South	16,026	29,014	41,073
Midwest	14,990	20,376	25,345
Texas	23,239	41,626	61,193
Mountain	29,062	38,292	57,360
West	19,638	27,504	38,131
Corporate	(3)	—	—

	$130,181	$194,459	$274,309

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Direct hospice care expenses:
Northeast	$3,461	$5,398	$7,649
Southeast	2,947	4,290	6,038
Central	5,739	7,652	11,100
South	7,535	14,193	20,155
Midwest	6,397	9,000	12,515
Texas	13,170	22,798	33,193
Mountain	13,903	18,380	27,719
West	9,025	13,160	18,592
Corporate	92	73	(595)

	$62,269	$94,944	$136,366

Income (loss) from operations:
Northeast	$3,093	$4,018	$4,496
Southeast	1,845	2,911	3,942
Central	5,117	5,781	7,157
South	5,930	9,468	13,025
Midwest	5,467	7,181	6,842
Texas	5,394	11,341	17,009
Mountain	8,645	12,244	19,975
West	6,275	8,378	12,133
Corporate	(23,427)	(27,367)	(33,783)

	$18,339	$33,955	$50,796

	Year Ended December 31,

	2001	2002	2003

Average Daily Census:
Northeast	196	274	346
Southeast	128	181	259
Central	347	431	566
South	418	749	1,019
Midwest	365	467	559
Texas	581	997	1,440
Mountain	591	745	1,094
West	418	563	736

	3,044	4,407	6,019

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2002	2003

	(In thousands)
Total Assets:
Northeast	$3,748	$5,693
Southeast	2,052	4,458
Central	6,955	9,145
South	22,601	26,637
Midwest	8,250	11,434
Texas	14,751	28,341
Mountain	17,993	34,538
West	10,233	12,493
Corporate	38,831	46,819

	$125,414	$179,558

16. Related Party Transactions

      A former member of the Company’s board of directors is a partner of the limited liability partnership from which the Company had obtained the senior subordinated notes. Interest paid on these notes was approximately $1.6 million for the year ended December 31, 2001. These notes were paid in full with proceeds from the Offering.

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

17. Fair Values of Financial Instruments

      Statement of Financial accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments,” (“SFAS 107”) requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and Cash Equivalents and Short-term Investments

      The carrying amount reported in the consolidated balance sheets for cash and cash equivalents and short-term investments approximates its fair value.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Line of Credit and Long-term Debt (Including Current Maturities)

      The fair values of the long-term debt are estimated using discounted cash flow analyses, based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

      The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2002 and 2003 are as follows (in thousands):

	2002		2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$7,732	$7,732	$232	$232
Short-term investments	$25,898	$25,898	$38,742	$38,742
Acquisition notes payable (including current maturities)	$248	$248	$—	$—
Long-term debt (including current maturities)	$26	$26	$17	$17

18. Unaudited Quarterly Financial Information

      The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein:

	2003 Calendar Quarters

	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Total revenues	$60,060	$64,896	$71,049	$78,304
Net income	$7,208	$7,567	$7,847	$8,585
Net income per share — Basic	$0.20	$0.21	$0.22	$0.24
Net income per share — Diluted	$0.20	$0.20	$0.21	$0.23
Weighted average shares outstanding — Basic	35,423	35,643	36,063	36,392
Weighted average shares outstanding — Diluted	36,869	37,194	37,791	37,990

	2002 Calendar Quarters

	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Total revenues	$40,133	$46,636	$50,737	$56,953
Net income	$4,024	$4,732	$5,405	$6,978
Net income per share — Basic	$0.12	$0.14	$0.15	$0.20
Net income per share — Diluted	$0.11	$0.13	$0.15	$0.19
Weighted average shares outstanding — Basic	34,497	34,739	34,890	34,994
Weighted average shares outstanding — Diluted	36,723	36,815	36,777	37,002

EXHIBIT INDEX

Exhibit
Number		Description

3.1	—	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)
3.2	—	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
4.1	—	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on August 2, 2001)
4.2	—	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
4.3	—	Rights Agreement (the “Rights Agreement”) dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the Commission on December 8, 2001)
4.4	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))
10.1.1	—	Amended and Restated Loan and Security Agreement, dated October 2, 2000 (the “Credit Agreement”), by and among Odyssey HealthCare, Inc. and subsidiaries and Heller Healthcare Finance, Inc. (incorporated by reference to Exhibit 10.1.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10.1.2	—	First Amendment to the Credit Agreement, dated March 29, 2001 (incorporated by reference to Exhibit 10.1.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on August 2, 2001)
10.1.3	—	Second Amendment to Credit Agreement, dated May 8, 2001 (incorporated by reference to Exhibit 10.1.3 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)
10.2	—	Amended and Restated Employment Agreement, effective as of February 28, 2002, by and between Odyssey HealthCare, Inc. and Richard R. Burnham (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K as filed with the Commission on March 20, 2002)
10.3	—	Amended and Restated Employment Agreement, effective as of February 28, 2002, by and between Odyssey HealthCare, Inc. and David C. Gasmire (incorporated by reference to Exhibit 10.3 to the company’s Annual Report on Form 10-K as filed with the Commission on March 20, 2002)
10.4	—	Amended and Restated Employment Agreement, effective as of February 28, 2002, by and between Odyssey HealthCare, Inc. and Douglas B. Cannon (incorporated by reference to Exhibit 10.4 to the Company’s Annual report on Form 10-K as filed with the Commission on March 20, 2002)
10.5.1	—	Odyssey HealthCare, Inc. Stock Option Plan (the “Stock Option Plan”) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10.5.2	—	First Amendment to the Stock Option Plan, dated January 31, 2001 (incorporated by reference to Exhibit 10.5.2 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)
10.6	—	2001 Equity-Based Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)
10.7.1	—	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)

Exhibit
Number		Description

10.7.2	—	First Amendment to Employee Stock Purchase Plan, dated March 6, 2002 (incorporated by reference to Exhibit 10.7.2 to the Company’s annual Report on Form 10-K as filed with the Commission on March 20, 2002)
10.8	—	Form of Indemnification Agreement between Odyssey HealthCare, Inc. and its directors and officers (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10.9.1	—	Promissory Note and Warrant Purchase Agreement, dated May 22, 1998, by and among Odyssey HealthCare, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10.9.2	—	Form of Warrant, dated May 22, 1998 (incorporated by reference to Exhibit 10.10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10.9.3	—	First Amendment to Warrants, dated December 6, 2000 (incorporated by reference to Exhibit 10.10.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on August 2, 2001)
21	—	Subsidiaries of Odyssey HealthCare, Inc.*
23.1	—	Consent of Ernst & Young LLP*
31.1	—	Certification required by Rule 13a-14(a), dated March 11, 2004, by David C. Gasmire, Chief Executive Officer*
31.2	—	Certification required by Rule 13a-14(a), dated March 11, 2004, by Douglas B. Cannon, Chief Financial Officer*
32	—	Certification required by Rule 13a-14(a), dated March 11, 2004, by David C. Gasmire, Chief Executive Officer, and Douglas B. Cannon, Chief Financial Officer*

*	Filed herewith.