Form 10-Q
period 2004-03-31
ODYSSEY HEALTHCARE INC
filed 2004-05-07
CIK 1129623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

COMMISSION FILE NUMBER 000-33267

ODYSSEY HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	43-1723043 (IRS Employer Identification Number)

717 HARWOOD, SUITE 1500 DALLAS, TEXAS (Address of principal executive offices)	75201 (Zip Code)

(214) 922-9711
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     The number of outstanding shares of the issuer’s common stock as of May 5, 2004 was as follows: 36,602,136 shares of Common Stock, $0.001 par value per share.

FORM 10-Q

ODYSSEY HEALTHCARE, INC.
FOR THE QUARTER ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	MARCH 31,
	2003	2004
	(IN THOUSANDS, EXCEPT SHARE
	AND PER SHARE AMOUNTS)
	(AUDITED)	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$232	$3,068
Short-term investments	38,742	18,282
Accounts receivable from patient services, net of allowance for uncollectible accounts of $3,913 and $4,309 at December 31, 2003 and March 31, 2004, respectively	57,651	69,143
Deferred tax assets	1,170	1,399
Income taxes receivable	1,961	—
Other current assets	3,584	2,682

Total current assets	103,340	94,574
Property and equipment, net	6,435	7,145
Goodwill	66,678	88,123
Intangibles, net	3,105	4,062

Total assets	$179,558	$193,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,414	$3,565
Accrued compensation	9,647	12,675
Accrued nursing home costs	9,585	10,003
Other accrued expenses	5,884	7,138
Income taxes payable	—	2,511
Current maturities of long-term debt	4	4

Total current liabilities	30,534	35,896
Long-term debt, less current maturities	13	12
Deferred tax liability	4,286	4,965
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares — 75,000,000
Issued and outstanding shares — 36,547,132 at December 31, 2003 and 36,597,136 at March 31, 2004	37	37
Additional paid-in capital	91,365	91,706
Deferred compensation	(317)	(255)
Retained earnings	53,640	61,543

Total stockholders’ equity	144,725	153,031

Total liabilities and stockholders’ equity	$179,558	$193,904

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED
	MARCH 31,
	2003	2004
	(IN THOUSANDS, EXCEPT PER
	SHARE AMOUNTS)
	(UNAUDITED)
Net patient service revenue	$60,060	$84,690
Operating expenses:
Direct hospice care	30,663	47,328
General and administrative	16,256	22,258
Provision for uncollectible accounts	844	1,330
Depreciation	451	766
Amortization	53	159

	48,267	71,841

Income from operations	11,793	12,849
Other income (expense):
Interest income	95	46
Interest expense	(71)	—

	24	46

Income before provision for income taxes	11,817	12,895
Provision for income taxes	4,608	4,992

Net income	$7,209	$7,903

Net income per common share:
Basic	$0.20	$0.22

Diluted	$0.20	$0.21

Weighted average shares outstanding:
Basic	35,423	36,559
Diluted	36,869	37,882

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31,
	2003	2004
	(IN THOUSANDS)
	(UNAUDITED)
Operating Activities
Net income	$7,209	$7,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	504	925
Amortization of deferred charges and debt discount	8	—
Stock-based compensation	111	62
Deferred tax expense	—	450
Tax benefit realized for stock option exercises	49	53
Provision for uncollectible accounts	844	1,330
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,556)	(12,822)
Other current assets	901	2,863
Accounts payable, accrued nursing home costs and other accrued expenses	8,282	5,362

Net cash provided by operating activities	12,352	6,126
Investing Activities
Cash paid for acquisitions	(3,001)	(22,578)
(Increase) decrease in short-term investments	(13,076)	20,460
Purchases of property and equipment	(550)	(1,459)

Net cash used in investing activities	(16,627)	(3,577)
Financing Activities
Proceeds from issuance of common stock	369	288
Payments on debt	(252)	(1)

Net cash provided by financing activities	117	287

Net (decrease) increase in cash and cash equivalents	(4,158)	2,836
Cash and cash equivalents, beginning of period	7,732	232

Cash and cash equivalents, end of period	$3,574	$3,068

Supplemental cash flow information
Interest paid	$65	$—
Income taxes paid	$2,116	$18

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2003 AND 2004

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements of Odyssey HealthCare, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 11, 2004.

     The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

     Certain amounts have been reclassified to conform to the current presentation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management estimates include an allowance for uncollectible accounts, accrued Medicare cap, accrued nursing home costs and goodwill impairment. Actual results could differ from those estimates.

2. ACQUISITIONS

     In January 2004, the Company purchased substantially all the assets and business of Crown of Texas, Ltd., a hospice program in Amarillo and Conroe, Texas. The purchase price totaled $22.5 million. Assets acquired include licenses of $0.6 million, a non-compete agreement of $0.5 million, and furniture and fixtures and goodwill of $21.4 million.

     In May 2004, the Company purchased certain assets of Crossroads Hospice of Oklahoma, L.L.C., which has a hospice program in Tulsa, Oklahoma. The hospice will be integrated into the Company’s existing hospice location in Tulsa. The purchase price totaled $6 million.

     The acquisition in the first quarter was accounted for under the purchase method of accounting. The results of operations have been included in the consolidated financial statements of the Company from the dates of acquisition.

     Unaudited pro forma consolidated results of operations of the Company for the three months ended March 31, 2003 and 2004 are presented below. Such pro forma presentation has been prepared assuming that the acquisition acquired through March 31, 2004, described above, had been made as of January 1 of the year preceding the year of acquisition:

	THREE MONTHS ENDED
	MARCH 31,
	2003	2004
	(IN THOUSANDS, EXCEPT
	PER SHARE AMOUNTS)
Pro forma net patient service revenue.	$70,898	$85,530
Pro forma net income	7,981	7,995
Pro forma net income per common share:
Basic	$0.23	$0.22

Diluted	$0.22	$0.21

3. STOCK BASED COMPENSATION

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosures” (“SFAS 148”) in December 2002. SFAS 148 amends the disclosure provisions and transition alternatives of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and is effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS 148 effective December 31, 2002. On March 31, 2004, the FASB issued its Exposure Draft, Share-Based Payment, which is a proposed amendment to SFAS 123. This proposed amendment would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based compensation.

	THREE MONTHS ENDED
	MARCH 31,
	2003	2004
	(IN THOUSANDS, EXCEPT PER
	SHARE AMOUNTS)
Net income, as reported	$7,209	$7,903
Add: Stock-based employee compensation expense recorded, net of tax	68	38
Deduct: Fair value stock-based employee compensation expense, net of tax	(488)	(1,097)

Pro forma net income	$6,789	$6,844

Earnings per share:
Basic — as reported	$0.20	$0.22
Add: Stock-based employee compensation expense recorded, net of tax	—	—
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.01)	(0.03)

Basic — pro forma	$0.19	$0.19

Diluted — as reported	$0.20	$0.21
Add: Stock-based employee compensation expense recorded, net of tax	—	—
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.02)	(0.03)

Diluted — pro forma	$0.18	$0.18

4. NET INCOME PER COMMON SHARE

The following table presents the calculation of basic and diluted net income per common share:

	THREE MONTHS ENDED
	MARCH 31,
	2003	2004
	(IN THOUSANDS, EXCEPT PER
	SHARE AMOUNTS)
Numerator
Numerator for diluted net income per share — net income	$7,209	$7,903

Denominator
Denominator for basic net income per share — weighted average shares	35,423	36,559
Effect of dilutive securities:
Employee stock options	1,417	1,293
Series B Preferred Stock Warrants convertible to common stock	29	30

Denominator for diluted net income per share — adjusted weighted average shares and assumed or actual conversions	36,869	37,882

Net income per common share:
Basic	$0.20	$0.22

Diluted	$0.20	$0.21

     For the three months ended March 31, 2003 and 2004, options outstanding of 113,063 and 661,170, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common stock and thus the inclusion would have been antidilutive.

5. COMMITMENTS AND CONTINGENCIES

     In February 2004, the Company signed a commitment letter for a new revolving line of credit with General Electric Capital Corporation that would provide the Company with a $40 million revolving line of credit to fund future acquisitions, working capital, capital expenditures, and general corporate purposes. Borrowings outstanding under the revolving line of credit will bear interest at LIBOR plus 2.5% or the higher of the prime rate or 50 basis points over the federal funds rate plus .50%. The revolving line of credit will expire 36 months from the date of closing of the financing. The revolving line of credit will have an unused facility fee of 0.375% per annum and an annual monitoring fee of $30,000. The revolving line of credit will be secured by substantially all of the Company’s and its subsidiaries’ existing and after-acquired personal property assets and all after-acquired real property assets. The Company and its subsidiaries will be subject to affirmative and negative covenants under the credit agreement. The closing of the revolving line of credit is subject to various conditions, including the delivery of definitive loan documents currently being negotiated. The Company cannot assure you that these closing conditions will be satisfied or that the revolving line of credit will be obtained.

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

     The Company and its current and former Chief Executive Officers and its Chief Financial Officer are defendants in a lawsuit originally filed on April 21, 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Francis Layher, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased or otherwise acquired our publicly traded securities between May 5, 2003 and February 23, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. A similar lawsuit was also filed on May 5, 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Kenneth L. Friedman on behalf of the same plaintiff class and making substantially similar allegations and seeking substantially similar damages. As of the date of this Form 10-Q, the Company had not yet been served with the complaints and cannot predict with any certainty the outcome of these matters. While the Company cannot predict the outcome of these matters, it believes that the plaintiffs’ claims are without merit, it denies the allegations in the complaints, and it intends to vigorously defend the lawsuits.

     From time to time, the Company may be involved in other litigation matters relating to claims that arise in the ordinary course of business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to the Company, management does not believe that the resolution of any such matters to which the Company is currently a party will have a material adverse effect on the Company.

6. SEGMENT REPORTING

     The Company currently evaluates performance and allocates resources primarily on the basis of cost per day of care and income from operations. The distribution of the Company’s net patient service revenue, direct hospice care expenses, income (loss) from operations (which is used by management for operating performance review) and average daily census are summarized in the following tables:

	THREE MONTHS ENDED
	MARCH 31,
	2003	2004
	(IN THOUSANDS)
Net patient service revenue:
Northeast	$3,913	$3,797
Southeast	2,635	3,965
Central	4,593	6,504
South	9,334	11,846
Texas	13,329	21,941
Midwest	5,732	8,093
Mountain	12,039	17,718
West	8,485	10,866
Corporate	—	(40)

	$60,060	$84,690

Direct hospice care expenses:
Northeast	$1,799	$2,538
Southeast	1,270	1,988
Central	2,302	3,758
South	4,715	6,135
Texas	7,487	13,102
Midwest	2,859	4,302
Mountain	5,989	9,310
West	4,234	6,188
Corporate	8	7

	$30,663	$47,328

Income (loss) from operations:
Northeast	$1,486	$207
Southeast	883	1,171
Central	1,217	1,178
South	2,741	3,545
Texas	3,514	4,969
Midwest	1,217	2,088
Mountain	4,028	5,290
West	2,552	2,365
Corporate	(5,845)	(7,964)

	$11,793	$12,849

	THREE MONTHS ENDED
	MARCH 31,
	2003	2004
Average Daily Census:
Northeast	349	337
Southeast	221	327
Central	463	657
South	951	1,160
Texas	1,261	1,883
Midwest	518	684
Mountain	923	1,474
West	677	808
Corporate	—	—

	5,363	7,330

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Certain statements used in the following discussion and elsewhere in this Quarterly Report on Form 10-Q, including statements regarding our future financial position and results of operations, business strategy and plans and objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, which may cause our actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to (i) our dependence on revenue from the Medicare and Medicaid programs, (ii) our dependence on patient referrals, (iii) our ability to develop new hospice locations in new markets or increase census in markets that we currently serve, (iv) the effect of changes in healthcare licensure, regulation and payment methods, (v) our ability to identify suitable hospices to acquire on favorable terms, (vi) our ability to integrate effectively the operations of acquired hospices, (vii) our ability to attract and retain key personnel and skilled employees, (viii) the effect of reductions in, or cap on, amounts paid to us by the Medicare and Medicaid programs, (ix) the effect of rising prices on labor, pharmacy, durable medical equipment and medical supplies, (x) our ability to control costs, and (xi) our ability to obtain additional capital to finance growth. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which reflect management’s views only as of the date hereof. We undertake no obligation to revise or update any of the forward-looking statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosure contained under the heading “Some Risks Related to our Business” in our Form 10-K filed with the Securities and Exchange Commission on March 11, 2004.

     The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

OVERVIEW

     We are one of the largest providers of hospice care in the United States in terms of both average daily census and number of providers. We have grown rapidly since we opened our first hospice location in January 1996. Through the development of new hospices and a series of acquisitions, we now have 69 Medicare-certified hospice providers to serve patients and their families in 29 states. We operate all of our hospice programs through our operating subsidiaries. During the three months ended March 31, 2004, our average daily census was 7,330 patients, which represents a 36.7% increase over our average daily census for the three months ended March 31, 2003 of 5,363 patients. Our net patient service revenue of $84.7 million for the three months ended March 31, 2004 represents an increase of 41.0% over our net patient service revenue of $60.1 million for the three months ended March 31, 2003. We reported net income of $7.9 million for the three months ended March 31, 2004, which represents an increase of 9.6% over our net income of $7.2 million for the three months ended March 31, 2003.

DEVELOPED HOSPICES

     In the first quarter of 2003, our Cleveland, Ohio hospice became Medicare certified. We continued development of the Big Spring, Texas hospice and began development of new hospices in Philadelphia, Pennsylvania, Richmond, Virginia, Cincinnati, Ohio, Portland, Oregon, Santa Fe, New Mexico, Toledo, Ohio, and Mobile, Alabama. These hospices have all since been Medicare and Medicaid certified.

     In the first quarter of 2004, our Arlington, Virginia hospice program became Medicare certified. We are continuing the development of hospice programs in Athens, Georgia; West Covina, California; Allentown, Pennsylvania; Harrisburg, Pennsylvania; Jackson, Mississippi; Providence, Rhode Island; Savannah, Georgia; Corpus Christi, Texas; and Columbia, South Carolina.

     Once a hospice becomes Medicare certified, the process is started to obtain Medicaid certification. This process takes approximately six months and varies from state to state.

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

     In January 2004, the Company purchased substantially all the assets and business of Crown of Texas, Ltd., a hospice program with operations located in Amarillo and Conroe, Texas. The purchase price, including transaction costs, totaled $22.5 million. Assets acquired include licenses of $0.6 million, a non-compete agreement of $0.5 million, and furniture and fixtures and goodwill of $21.4 million.

     In May 2004, the Company purchased certain assets of Crossroads Hospice of Oklahoma, L.L.C., which has a hospice program in Tulsa, Oklahoma. The hospice will be integrated into the Company’s existing hospice location in Tulsa. The purchase price totaled $6 million.

     We accounted for these acquisitions as purchases. See Note 2 to the unaudited consolidated financial statements.

     As part of our ongoing acquisition strategy, we are continually evaluating other potential acquisition opportunities.

     Goodwill from our hospice acquisitions was $88.1 million as of March 31, 2004. The Company accounts for goodwill under the provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized but reviewed for impairment annually (during the fourth quarter) or more frequently if indicators arise. No impairment charges have been recorded.

NET PATIENT SERVICE REVENUE

     Net patient service revenue is the estimated net realizable revenue from Medicare, Medicaid, commercial insurance, managed care payors and others for services rendered to our patients. Payors may determine that the services provided are not covered and do not qualify for a payment or, for commercial payors, that payments are subject to usual and customary rates. To determine net patient service revenue, we adjust gross patient service revenue for estimated payment denials, Medicare cap assessments and contractual adjustments based on historical experience. Net patient service revenue does not include charity care or the nursing home Medicaid room and board payments. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 94.0% and 92.6% of our net patient service revenue for the three months ended March 31, 2003 and 2004, respectively. Services provided under Medicaid programs represented approximately 3.4% and 4.1% of our net patient service revenue for the three months ended March 31, 2003 and 2004, respectively. The payments we receive from Medicare and Medicaid are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.

     Routine home care is the largest component of our gross patient service revenue, representing 88.9% and 89.6% of gross patient service revenue for the three months ended March 31, 2003 and 2004, respectively. Inpatient care represented 9.1% and 8.3% of gross patient service revenue for the three months ended March 31, 2003 and 2004, respectively. Both continuous home care and respite care, combined, represented most of the remaining 2.0% and 2.1% of gross patient service revenue for these periods, respectively.

     The principal factors that impact net patient service revenue are our average daily census, levels of care (that is, routine, inpatient, continuous care and respite) provided to our patients and changes in Medicare and Medicaid payment rates due to adjustments for inflation. Average daily census is affected by the number of patients referred and admitted into our hospice program and average length of stay of those patients once admitted. Average length of stay is impacted by patients’ decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay has increased from 69 days for the three months ended March 31, 2003 to 75 days for the three months ended March 31, 2004. This increase is primarily due to an increase in admissions of non-cancer patients whose lengths of stay are typically higher than those with cancer related illnesses.

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

MEDICARE REGULATION

     We are subject to certain limitations on Medicare payments for services. Specifically, if the number of inpatient care days of care that any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provides to all patients for an annual period beginning on approximately September 28, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of our hospice programs exceeded the payment limits on inpatient services for the three months ended March 31, 2003 and 2004.

     Overall payments made by Medicare to us are subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The hospice cap period runs from November 1st of each year through October 31st of the following year. Total Medicare payments to us during this period are compared to the cap amount for this period. Payments in excess of the cap amount must be returned by us to Medicare. The cap amount is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The statutory amount was $18,661 for the twelve-month period ended October 31, 2003. The statutory amount for the twelve month period ending October 31, 2004 has not been established by Medicare. Once established, the new statutory amount will become effective retroactively for all services performed since November 1, 2003. The hospice cap amount is computed on a program-by-program basis. At September 30, 2003, we had accrued $0.6 million for three hospices that exceeded the Medicare cap for the Medicare cap year ended October 31, 2003 of which $0.4 million was paid in April 2004. The over accrual of $0.2 million was applied to the Medicare cap year ending October 31, 2004. We accrued an additional $0.6 million and $0.1 million at December 31, 2003 and March 31, 2004, respectively, for five hospices that exceeded the Medicare cap for the Medicare cap year ending October 31, 2004. At March 31, 2004, we have accrued $1.3 million in total for hospices that exceeded the cap. We will continue to review the adequacy of our accrual on a quarterly basis. We cannot assure you that additional hospices will not exceed the cap amount in the future.

EXPENSES

     Because payments for hospice services are primarily paid on a per diem basis, our profitability is largely dependent on our ability to manage the expenses of providing hospice services. We recognize expenses as incurred and classify expenses as either direct hospice care expenses or general and administrative expenses. Direct hospice care expenses primarily include direct patient care salaries, payroll taxes, employee benefits, pharmaceuticals, medical equipment and supplies, and inpatient costs. Length of stay impacts our direct hospice care expenses as a percentage of net patient service revenue because, if lengths of stay decline, direct hospice care expenses, which are often highest during the first and last days of care for a patient, are spread against fewer days of care. Expenses are normally higher during the last days of care, because patients generally require greater hospice services, including drugs, medical equipment and nursing care at that time due to their deteriorating medical condition. In addition, cost pressures resulting from the use of more expensive forms of palliative care, including drugs and drug delivery systems, could negatively impact our profitability.

     For our patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, we contract with nursing homes for room and board services. The state must pay us, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95% of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. Under our standard nursing home contracts, we pay the nursing home for these room and board services at the Medicaid daily nursing home rate. We refer to these costs, net of Medicaid payments, as “nursing home costs-net.”

     General and administrative expenses primarily include non-patient care salaries, payroll taxes and employee benefits and office leases.

     Effective with the first quarter of 2003, we are reallocating certain employee benefit costs, including payroll taxes, associated with direct patient care from general and administrative expense to direct hospice care expense. The reallocation will provide better comparability to the industry. The reallocation does not impact net income. The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for the periods indicated. The table also reflects the reallocation mentioned above from general and administrative expenses to direct hospice care expenses for the three months ended March 31, 2003 and 2004, respectively:

	THREE MONTHS ENDED
	MARCH 31,
	2003	2004
Direct hospice care expenses:
Salaries, benefits and payroll taxes	30.1%	32.9%
Pharmaceuticals	6.7	7.8
Medical equipment and supplies	5.9	6.0
Inpatient costs	3.0	3.5
Other (including nursing home costs, net)	5.4	5.7

Total	51.1%	55.9%

General and administrative expenses:
Salaries and benefits	15.5%	15.1%
Leases	2.6	2.4
Other (including bad debts, travel, office supplies, printing and equipment rental)	10.4	10.3

Total	28.5%	27.8%

PROVISION FOR INCOME TAXES

     Our provision for income taxes consists of current and deferred federal and state income tax expenses. Our effective tax rate in 2003 was approximately 39%. We estimate that our effective tax rate for 2004 will remain at 39%.

RESULTS OF OPERATIONS

     The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the periods indicated. The table also reflects a reallocation of employee benefit costs, including payroll taxes, associated with our caregivers, from general and administrative expenses to direct hospice care expenses for the three months ended March 31, 2003 and 2004, respectively:

	THREE MONTHS ENDED
	MARCH 31,
	2003	2004
Net patient service revenue	100.0%	100.0%
Operating expenses:
Direct hospice care	51.1	55.9
General and administrative	27.1	26.3
Provision for uncollectible accounts	1.4	1.5
Depreciation	0.7	0.9
Amortization	0.0	0.2

	80.3	84.8

Income from operations	19.7	15.2
Other income (expense), net	0.0	0.1

Income before income taxes	19.7	15.2
Provision for income taxes	7.7	5.9

Net income	12.0%	9.3%

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

     The following table summarizes and compares our results of operations for the three months ended March 31, 2003 and 2004, respectively:

	Three Months Ended March 31,
	2003	2004	$ Change	% Change
	(in thousands, except % change)
Net patient service revenue	$60,060	$84,690	$24,630	41.0%
Operating expenses:
Direct hospice care	30,663	47,328	16,665	54.3%
General and administrative	16,256	22,258	6,002	36.9%
Provision for uncollectible accounts	844	1,330	486	57.6%
Depreciation and amortization	504	925	421	83.5%

Income from operations	11,793	12,849	1,056	9.0%
Other income (expense)	24	46	22	91.7%
Provision for income taxes	4,608	4,992	384	8.3%

Net income	$7,209	$7,903	$694	9.6%

Net Patient Service Revenue

     Net patient service revenue increased $24.6 million, or 41.0%, from $60.1 million for the three months ended March 31, 2003 to $84.7 million for the three months ended March 31, 2004, due primarily to an increase in average daily census of 1,967, or 36.7%, from 5,363 in 2003 to 7,330 in 2004. Increases in patient referrals from existing and new referral sources, resulting in increased billable days, and, to a lesser extent, increases in payment rates, provided approximately $13.6 million, or 55.3%, of this increase in net patient service revenue. The remaining increase of $11.0 million, or 44.7%, in net patient service revenue was due to the inclusion of net patient service revenue from hospices acquired and developed in 2003 and 2004. Net patient service revenue per day of care was $124.44 and $126.96 for the three months ended March 31, 2003 and 2004, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services. Medicare revenues represented 94.0% and 92.6% of our net patient service revenue for the three months ended March 31, 2003 and 2004, respectively. Medicaid revenues represented 3.4% and 4.1% of our net patient service revenue for the three months ended March 31, 2003 and 2004, respectively.

Direct Hospice Care Expenses

     Direct hospice care expenses increased $16.7 million, or 54.3%, from $30.7 million for the three months ended March 31, 2003 to $47.3 million for the three months ended March 31, 2004. This increase was primarily due to the growth of our operations at our existing hospices and, to a lesser extent, to hospices acquired in 2003 and 2004. As a percentage of net patient service revenue, direct hospice care expenses increased from 51.1% to 55.9% for the three months ended March 31, 2003 and 2004, respectively, due primarily to the growth of our operations through developed hospice programs. Effective with the first quarter of 2003, we reallocated certain employee benefit costs, including payroll taxes, associated with direct patient care from general and administrative expense to direct hospice care expense.

General and Administrative Expenses

     General and administrative expenses increased $6.0 million, or 36.9%, from $16.3 million for the three months ended March 31, 2003 to $22.3 million for the three months ended March 31, 2004. This increase was due to the growth of our operations at our existing hospices and to hospices acquired in 2003 and 2004. As a percentage of net patient service revenue, general and administrative expenses decreased from 27.1% to 26.3% for the three months ended March 31, 2003 and 2004, respectively, due primarily to our hospice and corporate costs being spread over our increased net patient service revenue. Effective with the first quarter of 2003, we reallocated certain employee benefit costs, including payroll taxes, associated with direct patient care from general and administrative expense to direct hospice care expense.

Provision for Uncollectible Accounts

     Our provision for uncollectible accounts increased $0.5 million, or 57.6%, from $0.8 million to $1.3 million for the three months ended March 31, 2003 and 2004, respectively, due primarily to our increased net patient service revenue and to additional reserves for estimated payment denials from Medicare. As a percentage of net patient service revenue, our provision for uncollectible accounts increased from 1.4% to 1.5% for the three months ended March 31, 2003 and 2004, respectively.

Depreciation and Amortization Expense

     Depreciation and amortization expense increased $0.4 million, or 83.5%, from $0.5 million to $0.9 million for the three months ended March 31, 2003 and 2004, respectively. The increase was due to the amortization of non-compete agreements associated with our recent acquisitions and depreciation of acquired fixed assets during 2003. As a percentage of net patient service revenue, depreciation and amortization expense increased from 0.7% to 1.1% for the three months ended March 31, 2003 and 2004, respectively.

Other Income (Expense)

     Other income (expense) increased $22,000, or 91.7%, from income of $24,000 to income of $46,000 for the three months ended March 31, 2003 and 2004, respectively. Interest income decreased $49,000, or 51.6%, from $95,000 to $46,000 for the three months ended March 31, 2003 and 2004, respectively, due to the use of investment funds for acquisitions in 2003 and 2004. Interest expense decreased from $71,000 to $0 for the three months ended March 31, 2003 and 2004, respectively, due to our reduction in debt.

Provision for Income Taxes

     Our provision for income taxes was $4.6 million and $5.0 million for the three months ended March 31, 2003 and 2004, respectively. We had an effective income tax rate of approximately 39% for the three months ended March 31, 2003 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal liquidity requirements are for hospice acquisitions and development plans, working capital and other capital expenditures. We finance these requirements primarily with operating and capital leases, normal trade credit terms and cash flows from operations. At March 31, 2004, we had cash and cash equivalents of $3.1 million and working capital of $58.7 million. At such date, we also had short-term investments of $18.3 million.

     Cash provided by operating activities was $12.4 million and $6.1 million for the three months ended March 31, 2003 and 2004, respectively. The decrease in cash provided by operating activities from the prior year was primarily attributable to an increase in accounts receivable related to our recent acquisitions. The change of ownership documents for these acquisitions must be processed before we are allowed to bill for patient services. This process could take up to six months.

     Investing activities, consisting primarily of cash paid to purchase hospices and property and equipment and to establish short-term investments, used cash of $16.6 million and $3.6 million for the three months ended March 31, 2003 and 2004, respectively.

     Net cash provided by financing activities was $0.1 million and $0.3 million for the three months ended March 31, 2003 and 2004, respectively, and represented proceeds from the issuance of common stock, offset by payments on debt.

     In February 2004, we signed a commitment letter for a new revolving line of credit with General Electric Capital Corporation that would provide us with a $40 million revolving line of credit to fund future acquisitions, working capital, capital expenditures, and general corporate purposes. Borrowings outstanding under the revolving line of credit will bear interest at LIBOR plus 2.5% or the higher of the prime rate or 50 basis points over the federal funds rate plus .50%. The revolving line of credit will expire 36 months from the date of closing of the financing. The revolving line of credit will have an unused facility fee of 0.375% per annum and an annual monitoring fee of $30,000. Our revolving line of credit will be secured by substantially all of our and our subsidiaries’ existing and after-acquired personal property assets and all after-acquired real property assets. We and our subsidiaries will be subject to affirmative and negative covenants under the credit agreement. The closing of the revolving line of credit is subject to various conditions, including the delivery of definitive loan documents currently being negotiated. We cannot assure you that these closing conditions will be satisfied or that the revolving line of credit will be obtained.

CONTRACTUAL OBLIGATIONS

     We have various contractual obligations at March 31, 2004 that could impact our liquidity as summarized below:

	PAYMENTS DUE BY PERIOD
		LESS THAN			MORE THAN 5
	TOTAL	1 YEAR	1-3 YEARS	4-5 YEARS	YEARS
	(IN THOUSANDS)
Long-Term Debt	$16	$4	$10	$2	$—
Operating Leases	32,555	7,487	12,626	6,185	6,257

Total Contractual Obligations	$32,571	$7,491	$12,636	$6,187	$6,257

     We expect that our principal liquidity requirements will be for working capital, development plans, anticipated hospice acquisitions, debt service and other anticipated capital expenditures. We expect that our existing funds and cash flows from operations will be sufficient to fund our principal liquidity requirements for at least 12 months following the date of this Quarterly Report on Form 10-Q. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including payment for our services, changes in the Medicare per beneficiary cap amount, changes in Medicare payment rates, regulatory changes and compliance with new regulations, expense levels, capital expenditures and future development of new hospices and acquisitions.

PAYMENT, LEGISLATIVE AND REGULATORY CHANGES

     We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could materially adversely affect our net patient service revenue and profitability. For the three months ended March 31, 2004, Medicare and Medicaid services constituted 92.6% and 4.1% of our net patient service revenue, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004, and based on such evaluation have concluded that such disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2004, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

     We, our current and former Chief Executive Officers and our Chief Financial Officer are defendants in a lawsuit originally filed on April 21, 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Francis Layher, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased or otherwise acquired our publicly traded securities between May 5, 2003 and February 23, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. A similar lawsuit was also filed on May 5, 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Kenneth L. Friedman on behalf of the same plaintiff class and making substantially similar allegations and seeking substantially similar damages. As of the date of this Form 10-Q, we have not yet been served with the complaint, and cannot predict with any certainty the outcome of these matters. While we cannot predict the outcome of these matters, we believe that the plaintiffs’ claims are without merit, we deny the allegations in the complaints, and we intend to vigorously defend the lawsuits.

     From time to time, we may be involved in other litigation matters relating to claims that arise in the ordinary course of our business. The ultimate liability for these matters cannot be determined. However, based on the information currently available to us, we do not believe that the resolution of any such matters to which we are currently a party will have a material adverse effect on us.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on August 2, 2001)

4.2	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

4.3	Rights Agreement (the “Rights Agreement”) dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the Commission on December 8, 2001)

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

10.1	Asset Purchase Agreement, dated as of January 9, 2004, by and among Odyssey HealthCare Operating A, LP, Crown of Texas Hospice, Amarillo, Ltd., Crown of Texas Hospice, Southeast, Ltd., and certain other individuals named therein (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K as filed with the Commission on January 15, 2004)

10.2	Employment Agreement, dated as of January 1, 2004, by and between Odyssey HealthCare, Inc. and William F. Ward**

31.1	Certification required by Rule 13a-14(a), dated May 7, 2004, by David C. Gasmire, Chief Executive Officer**

31.2	Certification required by Rule 13a-14(a), dated May 7, 2004, by Douglas B. Cannon, Chief Financial Officer**

32	Certification required by Rule 13a-14(b), dated May 7, 2004, by David C. Gasmire, Chief Executive Officer, and Douglas B. Cannon, Chief Financial Officer**

** Filed herewith.

(b)	Reports on Form 8-K:

(1)	Current report on Form 8-K (Item 2), filed January 15, 2004, announcing that the Company acquired substantially all of the assets and assumed certain liabilities of each of Crown of Texas Hospice, Amarillo, Ltd. and Crown of Texas Hospice, Southeast, Ltd. for an aggregate purchase price of $22.5 million.

(2)	Current report on Form 8-K (Item 12), furnished February 23, 2004, announcing the consolidated financial results of the Company for the fiscal year and fourth quarter ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY HEALTHCARE, INC.

Date: May 7, 2004	By:	/s/ David C. Gasmire

David C. Gasmire President and Chief Executive Officer

Date: May 7, 2004	By:	/s/ Douglas B. Cannon

Douglas B. Cannon Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on August 2, 2001)

4.2	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

4.3	Rights Agreement (the “Rights Agreement”) dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the Commission on December 8, 2001)

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

10.1	Asset Purchase Agreement, dated as of January 9, 2004, by and among Odyssey HealthCare Operating A, LP, Crown of Texas Hospice, Amarillo, Ltd., Crown of Texas Hospice, Southeast, Ltd., and certain other individuals named therein (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K as filed with the Commission on January 15, 2004)

10.2	Employment Agreement, dated as of January 1, 2004, by and between Odyssey HealthCare, Inc. and William F. Ward**

31.1	Certification required by Rule 13a-14(a), dated May 7, 2004, by David C. Gasmire, Chief Executive Officer**

31.2	Certification required by Rule 13a-14(a), dated May 7, 2004, by Douglas B. Cannon, Chief Financial Officer**

32	Certification required by Rule 13a-14(b), dated May 7, 2004, by David C. Gasmire, Chief Executive Officer, and Douglas B. Cannon, Chief Financial Officer**

** Filed herewith.