Form 10-Q
period 2004-06-30
ODYSSEY HEALTHCARE INC
filed 2004-08-06
CIK 1129623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

COMMISSION FILE NUMBER 000-33267

ODYSSEY HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	43-1723043
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

717 HARWOOD, SUITE 1500
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
Yes ☒ No ☐

     The number of outstanding shares of the issuer’s common stock as of August 3, 2004 was as follows: 36,637,653 shares of Common Stock, $0.001 par value per share.

FORM 10-Q

ODYSSEY HEALTHCARE, INC.
FOR THE QUARTER ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	JUNE 30,
	2003	2004
	(IN THOUSANDS, EXCEPT SHARE
	AND PER SHARE AMOUNTS)
	(AUDITED)	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$232	$3,823
Short-term investments	38,742	20,318
Accounts receivable from patient services, net of allowance for uncollectible accounts of $3,913 and $4,697 at December 31, 2003 and June 30, 2004, respectively	58,895	69,588
Deferred tax assets	1,170	—
Income taxes receivable	1,961	262
Other current assets	3,584	3,826

Total current assets	104,584	97,817
Property and equipment, net	6,435	7,656
Goodwill	66,678	93,933
Intangibles, net	3,105	4,517

Total assets	$180,802	$203,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,414	$5,993
Accrued compensation	9,647	9,708
Accrued nursing home costs	9,585	10,411
Other accrued expenses	7,128	8,024
Deferred tax liability	—	305
Income taxes payable	—	607
Current maturities of long-term debt	4	3

Total current liabilities	31,778	35,051
Long-term debt, less current maturities	13	12
Deferred tax liability	4,286	5,739
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares — 75,000,000 Issued and outstanding shares — 36,547,132 at December 31, 2003 and 36,637,413 at June 30, 2004	37	37
Additional paid-in capital	91,365	92,429
Deferred compensation	(317)	(198)
Retained earnings	53,640	70,853

Total stockholders’ equity	144,725	163,121

Total liabilities and stockholders’ equity	$180,802	$203,923

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2003	2004	2003	2004
	(IN THOUSANDS, EXCEPT PER		(IN THOUSANDS, EXCEPT PER
	SHARE AMOUNTS)		SHARE AMOUNTS)
	(UNAUDITED)		(UNAUDITED)
Net patient service revenue	$64,896	$86,818	$124,956	$171,508
Operating expenses:
Direct hospice care	33,824	46,024	64,486	93,351
General and administrative	17,273	22,905	33,529	45,164
Provision for uncollectible accounts	994	1,693	1,838	3,024
Depreciation	493	838	944	1,604
Amortization	74	173	127	332

	52,658	71,633	100,924	143,475

Income from operations	12,238	15,185	24,032	28,033
Other income (expense):
Interest income	117	46	212	93
Interest expense	(33)	(23)	(104)	(23)

	84	23	108	70

Income before provision for income taxes	12,322	15,208	24,140	28,103
Provision for income taxes	4,755	5,898	9,365	10,890

Net income	$7,567	$9,310	$14,775	$17,213

Net income per common share:
Basic	$0.21	$0.25	$0.42	$0.47

Diluted	$0.20	$0.25	$0.40	$0.46

Weighted average shares outstanding:
Basic	35,643	36,608	35,533	36,583
Diluted	37,194	37,586	36,972	37,719

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30,
	2003	2004
	(IN THOUSANDS)
	(UNAUDITED)
Operating Activities
Net income	$14,775	$17,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,071	1,936
Amortization of debt issue costs and debt discount	17	12
Stock-based compensation	216	119
Deferred tax expense	2,212	3,535
Tax benefit realized for stock option exercises	48	368
Provision for uncollectible accounts	1,838	3,024
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,774)	(13,717)
Other current assets	(1,356)	1,457
Accounts payable, accrued nursing home costs and other accrued expenses	3,098	2,362

Net cash provided by operating activities	15,145	16,309
Investing Activities
Cash paid for acquisitions	(4,753)	(28,742)
(Increase) decrease in short-term investments	(17,681)	18,424
Purchases of property and equipment	(1,349)	(2,803)

Net cash used in investing activities	(23,783)	(13,121)
Financing Activities
Proceeds from issuance of common stock	1,696	696
Payments of debt issue costs	—	(291)
Payments on debt	(256)	(2)

Net cash provided by financing activities	1,440	403

Net (decrease) increase in cash and cash equivalents	(7,198)	3,591
Cash and cash equivalents, beginning of period	7,732	232

Cash and cash equivalents, end of period	$534	$3,823

Supplemental cash flow information
Interest paid	$89	$13
Income taxes paid	$7,804	$5,294

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2004

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

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management estimates include an allowance for uncollectible accounts and contractual allowances, accrued Medicare cap limitations, accrued nursing home costs, accrued patient care costs and goodwill impairment. Actual results could differ from those estimates.

2. ACQUISITIONS

     In January 2004, the Company purchased substantially all the assets and business of Crown of Texas, Ltd., a hospice program in Amarillo and Conroe, Texas. The purchase price totaled $22.5 million. Assets acquired include licenses of $0.6 million, a non-compete agreement of $0.5 million, and furniture and fixtures and goodwill of $21.4 million.

     In May 2004, the Company purchased certain assets of Crossroads Hospice of Oklahoma, L.L.C., which had a hospice program in Tulsa, Oklahoma. The hospice was integrated into the Company’s existing hospice location in Tulsa. The purchase price totaled $6 million. Assets acquired include a non-compete agreement of $0.2 million and furniture and fixtures and equipment and goodwill of $5.8 million.

     The acquisitions completed during the six months ended June 30, 2004 were accounted for under the purchase method of accounting. The results of operations have been included in the consolidated financial statements of the Company from the dates of acquisition.

     Unaudited pro forma consolidated results of operations of the Company for the six months ended June 30, 2003 and 2004 are presented below. Such pro forma presentation has been prepared assuming that the acquisitions acquired through June 30, 2004, described above, had been made as of January 1 of the year preceding the year of acquisition:

	SIX MONTHS ENDED
	JUNE 30,
	2003	2004
	(IN THOUSANDS, EXCEPT
	PER SHARE AMOUNTS)
Pro forma net patient service revenue	$148,436	$173,927
Pro forma net income	16,500	17,460
Pro forma net income per common share:
Basic	$0.46	$0.48

Diluted	$0.45	$0.46

3. STOCK BASED COMPENSATION

     The Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosures” (“SFAS 148”) in December 2002. SFAS 148 amends the disclosure provisions and transition alternatives of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and is effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS 148 effective December 31, 2002. On March 31, 2004, the FASB issued its Exposure Draft, “Share-Based Payments,” which is a proposed amendment to SFAS 123. This proposed amendment would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The FASB expects the new standard will be effective beginning in 2005.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based compensation.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2003	2004	2003	2004
	(IN THOUSANDS, EXCEPT PER		(IN THOUSANDS, EXCEPT PER
	SHARE AMOUNTS)		SHARE AMOUNTS)
Net income, as reported	$7,567	$9,310	$14,775	$17,213
Add: Stock-based employee compensation expense recorded, net of tax	64	35	132	73
Deduct: Fair value stock-based employee compensation expense, net of tax	(454)	(1,221)	(942)	(2,317)

Pro forma net income	$7,177	$8,124	$13,965	$14,969

Earnings per share:
Basic — as reported	$0.21	$0.25	$0.42	$0.47
Add: Stock-based employee compensation expense recorded, net of tax	0.00	0.00	0.00	0.00
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.01)	(0.03)	(0.03)	(0.06)

Basic — pro forma	$0.20	$0.22	$0.39	$0.41

Diluted — as reported	$0.20	$0.25	$0.40	$0.46
Add: Stock-based employee compensation expense recorded, net of tax	0.00	0.00	0.00	0.00
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.01)	(0.03)	(0.03)	(0.06)

Diluted — pro forma	$0.19	$0.22	$0.37	$0.40

4. NET INCOME PER COMMON SHARE

     The following table presents the calculation of basic and diluted net income per common share:

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	JUNE 30,		JUNE 30,
	2003	2004	2003	2004
	(IN THOUSANDS, EXCEPT PER		(IN THOUSANDS, EXCEPT
	SHARE AMOUNTS)		PER SHARE AMOUNTS)
Numerator
Numerator for diluted net income per share - net income	$7,567	$9,310	$14,775	$17,213

Denominator
Denominator for basic net income per share — weighted average shares	35,643	36,608	35,533	36,583
Effect of dilutive securities:
Employee stock options	1,522	948	1,410	1,106
Series B Preferred Stock Warrants convertible to common stock	29	30	29	30

Denominator for diluted net income per share — adjusted weighted average shares and assumed or actual conversions	37,194	37,586	36,972	37,719

Net income per common share:
Basic	$0.21	$0.25	$0.42	$0.47

Diluted	$0.20	$0.25	$0.40	$0.46

     For the three and six months ended June 30, 2004, options outstanding of 1,267,155 and 1,138,914, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common stock and thus the inclusion would have been antidilutive. For the three and six months ended June 30, 2003, options outstanding of 528,375 were not included in the computation of diluted earnings per share due to the reasons noted above.

5. COMMITMENTS AND CONTINGENCIES

     On May 14, 2004, the Company entered into a new revolving line of credit with General Electric Capital Corporation (the “Credit Agreement”) that provides the Company with a $20 million revolving line of credit, subject to three separate $10 million increase options. The revolving line of credit will be used, if necessary, to fund future acquisitions, working capital, capital expenditures, and general corporate purposes. Borrowings outstanding under the revolving line of credit will bear interest at LIBOR plus 2.5% or the higher of the prime rate or 50 basis points over the federal funds rate. The revolving line of credit expires May 14, 2007. The revolving line of credit has an unused facility fee of 0.375% per annum and an annual monitoring fee of $30,000. No amounts have been drawn on the revolving line of credit as of June 30, 2004. The revolving line of credit is secured by substantially all of the Company’s and its subsidiaries’ existing and after-acquired personal property assets and all after-acquired real property assets. The Company and its subsidiaries are subject to affirmative and negative covenants under the Credit Agreement. The Company is currently in compliance with all covenants under the Credit Agreement.

     From March 12, 1999 to April 12, 2000, Reliance National Insurance Company provided the Company’s general and professional liability insurance coverage. From April 12, 2000 to April 12, 2004, Lexington Insurance Company, a subsidiary of American International Group, Inc., provided the Company’s general and professional liability insurance coverage. Since April 12, 2004, Illinois Union Insurance Company, a subsidiary of ACE INA Holdings, Inc. is providing the Company’s general and professional liability insurance coverage. During the fourth quarter of 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania placed Reliance National Insurance Company in liquidation. During the second quarter of 2004, the Company paid approximately $25,000 related to losses resulting from litigation claims covered by Reliance National Insurance Company. The Company believes that all litigation claims have now been resolved or settled and no additional reserves are needed; however, there can be no assurance that there are no unasserted claims.

     The Company and its current and former Chief Executive Officers and its Chief Financial Officer are defendants in a lawsuit originally filed on April 21, 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Francis Layher, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased or otherwise acquired the Company’s publicly traded securities between May 5, 2003 and February 23, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Six similar lawsuits were also filed in May and June of 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Kenneth L. Friedman, Trudy J. Nomm, Eva S. Caldarola, Michael Schaufuss, Duane Liffrig and G.A. Allsmiller on behalf of the same plaintiff class and making substantially similar allegations and seeking substantially similar damages. As of the date of this Form 10-Q, six of these seven lawsuits have been transferred to a single judge and the Company expects that all the cases will be consolidated into a single action, with a consolidated complaint filed shortly thereafter. Lead plaintiffs and lead counsel have not yet been appointed. While the Company cannot predict the outcome of these matters, it believes that the plaintiffs’ claims are without merit, it denies the allegations in the complaints, and it intends to vigorously defend the lawsuits. If any of these matters were successfully asserted against the Company, there could be a material adverse effect on the Company.

     On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against the current and former Chief Executive Officers, Chief Financial Officer, Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical Affairs of the Company and each of the current members of the board of directors of the Company and one former member of the board of directors of the Company. The complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, current members of the board of directors and a former member of the board of directors. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the named executive officers, current members of the board of directors and a former member of the board of directors. No damages are sought from the Company. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of the Company, as nominal defendant against the same defendants and making substantially similar allegations and seeking substantially similar damages. While the Company cannot predict the outcome of these matters, the Company believes that the plaintiffs’ claims are without merit.

     From time to time, the Company may be involved in other litigation matters relating to claims that arise in the ordinary course of business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to the Company, management does not believe that the resolution of these other litigation matters to which the Company is currently a party will have a material adverse effect on the Company.

6. SEGMENT REPORTING

     The Company currently evaluates performance and allocates resources primarily on the basis of cost per day of care and income from operations. The distribution of the Company’s net patient service revenue, direct hospice care expenses, income (loss) from operations (which is used by management for operating performance review) and average daily census are summarized in the following tables:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2003	2004	2003	2004
	(IN THOUSANDS)		(IN THOUSANDS)
Net patient service revenue:
Northeast	$3,793	$4,005	$7,706	$7,803
Southeast	2,896	4,133	5,531	8,098
Central	5,464	7,092	10,058	13,595
South	9,831	12,495	19,164	24,340
Texas	14,532	22,763	27,862	44,706
Midwest	6,149	8,590	11,881	16,683
Mountain	13,000	16,456	25,039	34,174
West	9,231	11,259	17,715	22,124
Corporate	—	25	—	(15)

	$64,896	$86,818	$124,956	$171,508

Direct hospice care expenses:
Northeast	$1,904	$2,238	$3,702	$4,776
Southeast	1,476	2,276	2,745	4,264
Central	2,674	3,914	4,975	7,672
South	5,102	6,287	9,819	12,421
Texas	8,170	12,693	15,656	25,794
Midwest	3,120	4,091	5,979	8,394
Mountain	6,513	8,866	12,503	18,176
West	4,859	5,661	9,093	11,849
Corporate	6	(2)	14	5

	$33,824	$46,024	$64,486	$93,351

Income (loss) from operations:
Northeast	$881	$477	$2,367	$684
Southeast	866	659	1,749	1,829
Central	1,706	1,494	2,923	2,672
South	2,570	3,637	5,311	7,183
Texas	3,521	6,144	7,035	11,113
Midwest	1,667	2,535	2,884	4,623
Mountain	4,328	4,131	8,356	9,421
West	2,543	3,396	5,095	5,761
Corporate	(5,844)	(7,288)	(11,688)	(15,253)

	$12,238	$15,185	$24,032	$28,033

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2003	2004	2003	2004
Average Daily Census:
Northeast	337	349	343	343
Southeast	241	365	231	346
Central	539	666	501	662
South	996	1,213	973	1,187
Texas	1,386	2,110	1,324	2,056
Midwest	541	753	530	718
Mountain	995	1,395	959	1,375
West	723	863	700	835

	5,758	7,714	5,561	7,522

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Certain statements used in the following discussion and elsewhere in this Quarterly Report on Form 10-Q, including statements regarding our future financial position and results of operations, business strategy and plans and objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, which may cause our actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to (i) our dependence on revenue from the Medicare and Medicaid programs, (ii) our dependence on patient referrals, (iii) our ability to develop new hospice locations in new markets or increase patient census in markets that we currently serve, (iv) the effect of changes in healthcare licensure, regulation and payment methods, (v) our ability to identify suitable hospices to acquire on favorable terms, (vi) our ability to integrate effectively the operations of acquired hospices, (vii) our ability to attract and retain key personnel and skilled employees, (viii) the effect of reductions in, or cap on, amounts paid to us by the Medicare and Medicaid programs, (ix) the effect of rising prices on labor, pharmacy, durable medical equipment and medical supplies, (x) our ability to control costs, (xi) our ability to obtain additional capital to finance growth, (xii) legal proceedings, and (xiii) the competitive environment in which we operate. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which reflect management’s views only as of the date hereof. We undertake no obligation to revise or update any of the forward-looking statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained under the headings “Government Regulation — Overview of Government Payments” and “Some Risks Related to our Business” in “Item 1. Business” of our Form 10-K filed with the Securities and Exchange Commission on March 11, 2004.

     The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

OVERVIEW

     We are one of the largest providers of hospice care in the United States in terms of both average daily patient census and number of Medicare-certified hospice programs. We have grown rapidly since we opened our first hospice location in January 1996. Through the development of new hospices and a series of acquisitions, we now have 69 Medicare-certified hospice programs to serve patients and their families in 29 states. We operate all of our hospice programs through our operating subsidiaries. During the three months ended June 30, 2004, our average daily census was 7,714 patients, which represents a 34.0% increase over our average daily census for the three months ended June 30, 2003 of 5,758 patients. During the six months ended June 30, 2004, our average daily census was 7,522 patients, which represents a 35.3% increase over our average daily census for the six months ended June 30, 2003 of 5,561 patients. Our net patient service revenue of $86.8 million for the three months ended June 30, 2004 represents an increase of 33.8% over our net patient service revenue of $64.9 million for the three months ended June 30, 2003. During the six months ended June 30, 2004, our net patient service revenue was $171.5 million, which represents a 37.3% increase over our net patient service revenue of $125.0 million for the six months ended June 30, 2003. We reported net income of $9.3 million for the three months ended June 30, 2004, which represents an increase of 23.0% over our net income of $7.6 million for the three months ended June 30, 2003. During the six months ended June 30, 2004, we reported net income of $17.2 million, which represents an increase of 16.5% over our reported net income of $14.8 million for the six months ended June 30, 2003.

DEVELOPED HOSPICES

     In the first quarter of 2004, our Arlington, Virginia hospice program became Medicare certified.

     In the second quarter of 2004, our Athens, Georgia hospice received Medicare certification. We are continuing the development of hospice programs in Allentown, Pennsylvania; Harrisburg, Pennsylvania; Jackson, Mississippi; Providence, Rhode Island; Savannah, Georgia; Corpus Christi, Texas; and Columbia, South Carolina.

     Once a hospice becomes Medicare certified, the process is started to obtain Medicaid certification. This process takes approximately six months and varies from state to state.

ACQUISITIONS

     In January 2004, we purchased substantially all the assets and business of Crown of Texas, Ltd., a hospice provider with operations located in Amarillo and Conroe, Texas. The purchase price totaled $22.5 million. Assets acquired include licenses of $0.6 million, a non-compete agreement of $0.5 million, and furniture and fixtures and goodwill of $21.4 million.

     In May 2004, we purchased certain assets associated with the Tulsa, Oklahoma hospice operation of Crossroads Hospice of Oklahoma, L.L.C. The hospice was integrated into our existing hospice program in Tulsa. The purchase price totaled $6 million. Assets acquired include a non-compete agreement of $0.2 million and furniture and fixtures and equipment and goodwill of $5.8 million.

     We accounted for these acquisitions as purchases. See Note 2 to the unaudited consolidated financial statements.

     As part of our ongoing acquisition strategy, we are continually evaluating other potential acquisition opportunities.

     Goodwill from our hospice acquisitions was $93.9 million as of June 30, 2004. We account for goodwill under the provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized but reviewed for impairment annually (during the fourth quarter) or more frequently if indicators arise. No impairment charges have been recorded.

NET PATIENT SERVICE REVENUE

     Net patient service revenue is the estimated net realizable revenue from Medicare, Medicaid, commercial insurance, managed care payors and others for services rendered to our patients. Payors may determine that the services provided are not covered and do not qualify for a payment or, for commercial payors, that payments are subject to usual and customary rates. To determine net patient service revenue, we adjust gross patient service revenue for contractual adjustments based on historical experience and estimated Medicare cap assessments. Net patient service revenue also does not include charity care or the Medicaid room and board payments. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 93.3% and 92.2% of our net patient service revenue for the three months ended June 30, 2003 and 2004, respectively, and 93.6% and 92.3% of our net patient service revenue for the six months ended June 30, 2003 and 2004, respectively. Hospice services provided under Medicaid programs represented approximately 4.2% and 4.0% of our net patient service revenue for the three months ended June 30, 2003 and 2004, respectively, and 3.8% and 4.0% of our net patient service revenue for the six months ended June 30, 2003 and 2004, respectively. The payments we receive from Medicare and Medicaid are calculated using daily or hourly rates for each of the four levels of care we deliver and are wage-indexed by Medicare based on geographic location.

     The four levels of care we provide are routine home care, inpatient, continuous care and respite care. Routine home care is the largest component of our gross patient service revenue, representing 89.5% and 92.6% of gross patient service revenue for the three months ended June 30, 2003 and 2004, respectively, and 89.2% and 91.1% of gross patient service revenue for the six months ended June 30, 2003 and 2004, respectively. Inpatient care represented 8.6% and 5.6% of gross patient service revenue for the three months ended June 30, 2003 and 2004, respectively, and 8.8% and 6.9% of gross patient service revenue for the six months ended June 30, 2003 and 2004, respectively. Continuous home care and respite care, combined, represented the remaining gross patient service revenue for these periods.

     The principal factors that impact net patient service revenue are our average daily census, levels of care and annual changes in Medicare and Medicaid payment rates due to adjustments for inflation and estimated Medicare cap assessments. Average daily census is affected by the number of patients referred and admitted into our hospice program and average length of stay of those patients once admitted. Average length of stay is impacted by patients’ decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay has increased from 74 days for the three months ended June 30, 2003 to 79 days for the three months ended June 30, 2004. Our average hospice length of stay increased from 71 days for the six months ended June 30, 2003 to 77 days for the six months ended June 30, 2004. This increase is primarily due to a reduction in inpatient admissions and an increase in admissions of non-cancer patients whose lengths of stay are typically higher than those with cancer related illnesses.

     Payment rates under the Medicare and Medicaid programs are indexed for inflation annually; however, the increases have historically been less than actual inflation. On October 1, 2003 and October 1, 2004, the base Medicare payment rates for hospice care have increased or will increase by approximately 3.4% and 3.3%, respectively, over the base rates previously in effect. These rates were further adjusted geographically by the hospice wage index. In the future, reductions in, or reductions in the rate of increase of Medicare and Medicaid payments may have an adverse impact on our net patient service revenue and profitability.

MEDICARE REGULATION

     We are subject to two limitations on Medicare payments for services. With one limitation, if the number of inpatient days of care that any of our hospice programs provide to Medicare beneficiaries exceeds 20% of the total days of care that program provides to all patients for an annual period beginning on approximately September 28th, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of our hospice programs exceeded the payment limits on inpatient services for the three and six months ended June 30, 2003 and 2004.

     With the other limitation, overall payments made by Medicare to us on a per hospice program basis are subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The hospice cap period runs from November 1st of each year through October 31st of the following year. Total Medicare payments to us during this period are compared to the cap amount for this period. Payments in excess of the cap amount must be returned by us to Medicare. The cap amount is calculated by multiplying the number of Medicare beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The statutory amount for the twelve month period ending October 31, 2004 is $19,636. This amount is retroactive for all services performed since November 1, 2003. The hospice cap amount is computed on a program-by-program basis. At September 30, 2003, we had accrued $0.6 million for three hospices that exceeded the Medicare cap for the Medicare cap year ended October 31, 2003 of which $0.4 million was paid in April 2004. The over accrual of $0.2 million was applied to the estimated Medicare cap amount for the cap year ending October 31, 2004. We accrued an additional $0.6 million for the two months ended December 31, 2003 and $0.1 million and $0.8 million for the three months ended, March 31, 2004 and June 30, 2004, respectively, for five hospice programs that are expected to exceed the estimated Medicare cap for the Medicare cap year ending October 31, 2004. At June 30, 2004, we have accrued $1.7 million in total for five hospice programs that are expected to exceed the estimated Medicare cap for the Medicare cap year ending October 31, 2004. We will continue to review the adequacy of our accrual on a quarterly basis. We cannot assure you that additional hospice programs will not exceed the cap amount in the future or that our accrual for existing programs subject to the cap amount will not increase.

EXPENSES

     Because payments for hospice services are primarily paid on a per diem basis, our profitability is largely dependent on our ability to manage the expenses of providing hospice services. We recognize expenses as incurred and classify expenses as either direct hospice care expenses or general and administrative expenses. Direct hospice care expenses primarily include direct patient care salaries, payroll taxes, employee benefits, pharmaceuticals, medical equipment and supplies, and inpatient costs. Length of stay impacts our direct hospice care expenses as a percentage of net patient service revenue because, if lengths of stay decline, direct hospice care expenses, which are often highest during the first and last days of care for a patient, are spread against fewer days of care. Expenses are normally higher during the last days of care because patients generally require greater hospice services including drugs, medical equipment and nursing care at that time due to their deteriorating medical condition. In addition, cost pressures resulting from the use of more expensive forms of palliative care, including drugs and drug delivery systems and increases in direct patient care salaries and employee benefits, could negatively impact our profitability.

     For our patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, we contract with nursing homes for room and board services. The state must pay us, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95% of the Medicaid daily nursing home rate for room and board services furnished to the patient by the nursing home. Under our standard nursing home contracts, we pay the nursing home for these room and board services at 100% of the Medicaid daily nursing home rate. We refer to these costs, net of Medicaid payments, as “nursing home costs-net.”

     General and administrative expenses primarily include non-patient care salaries, payroll taxes, employee benefits, office leases and other operating costs.

     Effective with the first quarter of 2003, we reallocated certain employee benefit costs, including payroll taxes, associated with direct patient care from general and administrative expense to direct hospice care expense. The reallocation provides better comparability to the industry. The reallocation does not impact net income. The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for the periods indicated.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2003	2004	2003	2004
Direct hospice care expenses:
Salaries, benefits and payroll taxes	31.3%	32.2%	30.7%	32.6%
Pharmaceuticals	6.6	6.8	6.6	7.3
Medical equipment and supplies	6.0	5.7	5.9	5.9
Inpatient costs	2.7	2.6	2.9	3.0
Other (including nursing home costs, net)	5.5	5.7	5.5	5.6

Total	52.1%	53.0%	51.6%	54.4%

General and administrative expenses:
Salaries, benefits and payroll taxes	16.0%	15.7%	15.7%	15.8%
Leases	2.6	2.7	2.6	2.6
Other (including bad debts, travel, office supplies, printing and equipment rental)	9.5	10.0	10.0	9.7

Total	28.1%	28.4%	28.3%	28.1%

PROVISION FOR INCOME TAXES

     Our provision for income taxes consists of current and deferred federal and state income tax expenses. Our effective tax rate in 2003 was approximately 39%. We estimate that our effective tax rate for 2004 will remain at 39%.

RESULTS OF OPERATIONS

     The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the periods indicated. The table also reflects a reallocation of employee benefit costs, including payroll taxes, associated with our caregivers, from general and administrative expenses to direct hospice care expenses for the three and six months ended June 30, 2003 and 2004, respectively:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2003	2004	2003	2004
Net patient service revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct hospice care	52.1	53.0	51.6	54.4
General and administrative	26.6	26.4	26.8	26.3
Provision for uncollectible accounts	1.5	2.0	1.5	1.8
Depreciation and amortization	0.9	1.1	0.9	1.2

	81.1	82.5	80.8	83.7

Income from operations	18.9	17.5	19.2	16.3
Other income (expense), net	0.1	0.0	0.1	0.0

Income before income taxes	19.0	17.5	19.3	16.3
Provision for income taxes	7.3	6.8	7.5	6.3

Net income	11.7%	10.7%	11.8%	10.0%

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

     The following table summarizes and compares our results of operations for the three months ended June 30, 2003 and 2004, respectively:

	Three Months Ended June 30,
	2003	2004	$ Change	% Change
	(in thousands, except % change)

Net patient service revenue	$64,896	$86,818	$21,922	33.8%
Operating expenses:
Direct hospice care	33,824	46,024	12,200	36.1%
General and administrative	17,273	22,905	5,632	32.6%
Provision for uncollectible accounts	994	1,693	699	70.3%
Depreciation and amortization	567	1,011	444	78.3%

Income from operations	12,238	15,185	2,947	24.1%
Other income (expense)	84	23	(61)	(72.6%)
Provision for income taxes	4,755	5,898	1,143	24.0%

Net income	$7,567	$9,310	$1,743	23.0%

Net Patient Service Revenue

     Net patient service revenue increased $21.9 million, or 33.8%, from $64.9 million for the three months ended June 30, 2003 to $86.8 million for the three months ended June 30, 2004, due to an increase in average daily census of 1,956, or 34.0%, from 5,758 in 2003 to 7,714 in 2004. Increases in patient referrals from existing and new referral sources, resulting in increased billable days, and, to a lesser extent, increases in payment rates, provided approximately $9.8 million, or 44.7%, of this increase in net patient service revenue. The remaining increase of $12.1 million, or 55.3%, in net patient service revenue was due to the inclusion of net patient service revenue from hospices acquired and developed in 2003 and 2004. Net patient service revenue per day of care was $123.86 and $123.68 for the three months ended June 30, 2003 and 2004, respectively. This slight decrease was primarily due to the $0.8 million accrual related to the estimated Medicare cap amount for the three months ended June 30, 2004 and a decrease in inpatient days of care, which has a higher per diem payment. Medicare revenues represented 93.3%

and 92.2% of our net patient service revenue for the three months ended June 30, 2003 and 2004, respectively. Medicaid revenues represented 4.2% and 4.0% of our net patient service revenue for the three months ended June 30, 2003 and 2004, respectively.

Direct Hospice Care Expenses

     Direct hospice care expenses increased $12.2 million, or 36.1%, from $33.8 million for the three months ended June 30, 2003 to $46.0 million for the three months ended June 30, 2004. This increase was primarily due to the growth of our operations at our existing hospices and, to a lesser extent, to hospices acquired and developed in 2003 and 2004. As a percentage of net patient service revenue, direct hospice care expenses increased from 52.1% to 53.0% for the three months ended June 30, 2003 and 2004, respectively, due primarily to the increase in salaries, benefits and payroll taxes as a percentage of net patient service revenue from 31.3% to 32.2% for the three months ended June 30, 2003 and 2004, respectively.

General and Administrative Expenses

     General and administrative expenses increased $5.6 million, or 32.6%, from $17.3 million for the three months ended June 30, 2003 to $22.9 million for the three months ended June 30, 2004. This increase was due to the growth of our operations at our existing hospices and to hospices acquired in 2003 and 2004. As a percentage of net patient service revenue, general and administrative expenses decreased slightly from 26.6% to 26.4% for the three months ended June 30, 2003 and 2004, respectively, due primarily to our hospice and corporate costs being spread over our increased net patient service revenue.

Provision for Uncollectible Accounts

     Our provision for uncollectible accounts increased $0.7 million, or 70.3%, from $1.0 million to $1.7 million for the three months ended June 30, 2003 and 2004, respectively, due primarily to our increased net patient service revenue and additional reserves for uncollectible Medicaid accounts, and, to a lesser extent, Medicare accounts. As a percentage of net patient service revenue, our provision for uncollectible accounts increased from 1.5% to 2.0% for the three months ended June 30, 2003 and 2004, respectively.

Depreciation and Amortization Expense

     Depreciation and amortization expense increased $0.4 million, or 78.3%, from $0.6 million to $1.0 million for the three months ended June 30, 2003 and 2004, respectively. The increase was due to the amortization of non-compete agreements associated with our recent acquisitions, depreciation of assets acquired during 2003 and early 2004 and increased infrastructure to support our increased number of hospices. As a percentage of net patient service revenue, depreciation and amortization expense increased from 0.9% to 1.1% for the three months ended June 30, 2003 and 2004, respectively.

Other Income (Expense)

     Other income (expense) decreased $61,000, or 72.6%, from income of $84,000 to income of $23,000 for the three months ended June 30, 2003 and 2004, respectively. Interest income decreased $71,000, or 60.7%, from $117,000 to $46,000 for the three months ended June 30, 2003 and 2004, respectively, due to the use of investment funds for acquisitions in 2003 and 2004. Interest expense decreased from $33,000 to $23,000 for the three months ended June 30, 2003 and 2004, respectively, due to reductions in our outstanding debt.

Provision for Income Taxes

     Our provision for income taxes was $4.8 million and $5.9 million for the three months ended June 30, 2003 and 2004, respectively. We had an effective income tax rate of approximately 39% for each of the three months ended June 30, 2003 and 2004.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

     The following table summarizes and compares our results of operations for the six months ended June 30, 2003 and 2004, respectively:

	Six Months Ended June 30,
	2003	2004	$ Change	% Change
		(in thousands, except % change)

Net patient service revenue	$124,956	$171,508	$46,552	37.3%
Operating expenses:
Direct hospice care	64,486	93,351	28,865	44.8%
General and administrative	33,529	45,164	11,635	34.7%
Provision for uncollectible accounts	1,838	3,024	1,186	64.5%
Depreciation and amortization	1,071	1,936	865	80.8%

Income from operations	24,032	28,033	4,001	16.6%
Other income (expense)	108	70	(38)	(35.2%)
Provision for income taxes	9,365	10,890	1,525	16.3%

Net income	$14,775	$17,213	$2,438	16.5%

Net Patient Service Revenue

     Net patient service revenue increased $46.6 million, or 37.3%, from $125.0 million for the six months ended June 30, 2003 to $171.5 million for the six months ended June 30, 2004, due to an increase in average daily census of 1,961, or 35.3%, from 5,561 in 2003 to 7,522 in 2004. Increases in patient referrals from existing and new referral sources, resulting in increased billable days, and, to a lesser extent, increases in payment rates, provided approximately $23.5 million, or 50.4%, of this increase in net patient service revenue. The remaining increase of $23.1 million, or 49.6%, in net patient service revenue was due to the inclusion of net patient service revenue from hospices acquired and developed in 2003 and 2004. Net patient service revenue per day of care was $124.13 and $125.28 for the six months ended June 30, 2003 and 2004, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services offset by a reduction of $0.9 million for the estimated Medicare cap amount for the six months ended June 30, 2004 and a decrease in inpatient days of care, which has a higher per diem payment. Medicare revenues represented 93.6% and 92.3% of our net patient service revenue for the six months ended June 30, 2003 and 2004, respectively. Medicaid revenues represented 3.8% and 4.0% of our net patient service revenue for the six months ended June 30, 2003 and 2004, respectively.

Direct Hospice Care Expenses

     Direct hospice care expenses increased $28.9 million, or 44.8%, from $64.5 million for the six months ended June 30, 2003 to $93.4 million for the six months ended June 30, 2004. This increase was primarily due to the growth of our operations at our existing hospices and, to a lesser extent, to hospices acquired in 2003 and 2004. As a percentage of net patient service revenue, direct hospice care expenses increased from 51.6% to 54.4% for the six months ended June 30, 2003 and 2004, respectively, due primarily to the increase in salaries, benefits and payroll taxes as a percentage of net patient service revenue which increased from 30.7% to 32.6% for the six months ended June 30, 2003 and 2004, respectively.

General and Administrative Expenses

     General and administrative expenses increased $11.6 million, or 34.7%, from $33.5 million for the six months ended June 30, 2003 to $45.2 million for the six months ended June 30, 2004. This increase was due to the growth of our operations at our existing hospices and to hospices acquired in 2003 and 2004. As a percentage of net patient service revenue, general and administrative expenses decreased slightly from 26.8% to 26.3% for the six months ended June 30, 2003 and 2004, respectively, due primarily to certain fixed hospice and corporate costs being spread over our increased net patient service revenue.

Provision for Uncollectible Accounts

     Our provision for uncollectible accounts increased $1.2 million, or 64.5%, from $1.8 million to $3.0 million for the six months ended June 30, 2003 and 2004, respectively, due primarily to our increased net patient service revenue and additional reserves for uncollectible Medicaid accounts, and, to a lesser extent, Medicare accounts. As a percentage of net patient service revenue, our provision for uncollectible accounts increased from 1.5% to 1.8% for the six months ended June 30, 2003 and 2004, respectively.

Depreciation and Amortization Expense

     Depreciation and amortization expense increased $0.8 million, or 80.8%, from $1.1 million to $1.9 million for the six months ended June 30, 2003 and 2004, respectively. The increase was due to the amortization of non-compete agreements associated with our recent acquisitions, depreciation of assets acquired during 2003 and early 2004 and increased infrastructure to support our increased number of hospices. As a percentage of net patient service revenue, depreciation and amortization expense increased from 0.9% to 1.2% for the six months ended June 30, 2003 and 2004, respectively.

Other Income (Expense)

     Other income (expense) decreased $38,000, or 35.2%, from income of $108,000 to income of $70,000 for the six months ended June 30, 2003 and 2004, respectively. Interest income decreased $119,000, or 56.1%, from $212,000 to $93,000 for the six months ended June 30, 2003 and 2004, respectively, due to the use of investment funds for acquisitions in 2003 and 2004. Interest expense decreased from $104,000 to $23,000 for the six months ended June 30, 2003 and 2004, respectively, due to reductions in our outstanding debt.

Provision for Income Taxes

     Our provision for income taxes was $9.4 million and $10.9 million for the six months ended June 30, 2003 and 2004, respectively. We had an effective income tax rate of approximately 39% for each of the six months ended June 30, 2003 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal liquidity requirements are for hospice acquisitions and development plans, working capital and other capital expenditures. We finance these requirements primarily with operating and capital leases, normal trade credit terms and cash flows from operations. At June 30, 2004, we had cash and cash equivalents of $3.8 million and working capital of $62.8 million. At such date, we also had short-term investments of $20.3 million.

     Cash provided by operating activities was $15.1 million and $16.3 million for the six months ended June 30, 2003 and 2004, respectively. The increase in cash provided by operating activities from the prior year was primarily attributable to an increase in net income offset by an increase in accounts receivable related to our recent acquisitions. The change of ownership documents for these acquisitions must be processed before we are allowed to bill for patient services. This process could take up to six months.

     Investing activities, consisting primarily of cash paid to purchase hospices and property and equipment and to establish short-term investments, used cash of $23.8 million and $13.1 million for the six months ended June 30, 2003 and 2004, respectively.

     Net cash provided by financing activities was $1.4 million and $0.4 million for the six months ended June 30, 2003 and 2004, respectively, and represented proceeds from the issuance of common stock, offset by payments on debt and debt issue costs related to the revolving line of credit.

     On May 14, 2004, we entered into a new revolving line of credit with General Electric Capital Corporation (the “Credit Agreement”) that provides us with a $20 million revolving line of credit, subject to three separate $10 million increase options. The revolving line of credit will be used, if necessary, to fund future acquisitions, working capital, capital expenditures, and general corporate purposes. Borrowings outstanding under the revolving line of credit will bear interest at LIBOR plus 2.5% or the higher of the prime rate or 50 basis points over the federal funds rate. The revolving line of credit expires May 14, 2007. The revolving line of credit has an unused facility fee of 0.375% per annum and an annual monitoring fee of $30,000. No amounts have been drawn on the revolving line of credit as of June 30, 2004. The revolving line of credit is secured by substantially all of our and our subsidiaries’ existing and after-acquired personal property assets and all after-acquired real property assets. We and our subsidiaries are subject to affirmative and negative covenants under the Credit Agreement. We are currently in compliance with all covenants under the Credit Agreement.

CONTRACTUAL OBLIGATIONS

     We have various contractual obligations at June 30, 2004 that could impact our liquidity as summarized below:

	PAYMENTS DUE BY PERIOD
		LESS THAN			MORE THAN 5
	TOTAL	1 YEAR	1-3 YEARS	4-5 YEARS	YEARS
	(IN THOUSANDS)
Long-Term Debt	$15	$4	$9	$2	$—
Operating Leases	32,747	7,764	12,689	6,182	6,112

Total Contractual Obligations	$32,762	$7,768	$12,698	$6,184	$6,112

     We expect that our principal liquidity requirements will be for working capital, development plans, anticipated hospice acquisitions, debt service and other anticipated capital expenditures. We expect that our existing funds, cash flows from operations and our revolving line of credit under the Credit Agreement will be sufficient to fund our principal liquidity requirements for at least 12 months following the date of this Quarterly Report on Form 10-Q. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including payment for our services, changes in the Medicare per beneficiary cap amount, changes in Medicare payment rates, regulatory changes and compliance with new regulations, expense levels, capital expenditures and future development of new hospices and acquisitions.

OFF-BALANCE SHEET ARRANGEMENTS

     Currently, we do not have any off-balance sheet arrangements.

PAYMENT, LEGISLATIVE AND REGULATORY CHANGES

     We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could materially adversely affect our net patient service revenue and profitability. For the six months ended June 30, 2004, Medicare and Medicaid services constituted 92.3% and 4.0% of our net patient service revenue, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004, and based on such evaluation have concluded that such disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2004, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From March 12, 1999 to April 12, 2000, Reliance National Insurance Company provided our general and professional liability insurance coverage. From April 12, 2000 to April 12,2004, Lexington Insurance Company, a subsidiary of American International Group, Inc., provided our general and professional liability insurance coverage. Since April 12, 2004, Illinois Union Insurance Company, a subsidiary of ACE INA Holdings, Inc. is providing our general and professional liability insurance coverage. During the fourth quarter of 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania placed Reliance National Insurance Company in liquidation. During the second quarter of 2004, we paid approximately $25,000 related to losses resulting from litigation claims covered by Reliance National Insurance Company. We believe that all litigation claims have been settled and no additional reserves are needed; however, there can be no assurance that there are no unasserted claims.

     We, our current and former Chief Executive Officers and our Chief Financial Officer are defendants in a lawsuit originally filed on April 21, 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Francis Layher, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased or otherwise acquired our publicly traded securities between May 5, 2003 and February 23, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Six similar lawsuits were also filed in May and June of 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Kenneth L. Friedman, Trudy J. Nomm, Eva S. Caldarola, Michael Schaufuss, Duane Liffrig and G.A. Allsmiller on behalf of the same plaintiff class and making substantially similar allegations and seeking substantially similar damages. As of the date of this Form 10-Q, six of these seven lawsuits have been transferred to a single judge, and we expect that all the cases will be consolidated into a single action, with a consolidated complaint filed shortly thereafter. Lead plaintiffs and lead counsel have not yet been appointed. While we cannot predict the outcome of these matters, we believe that the plaintiffs’ claims are without merit, we deny the allegations in the complaints, and we intend to vigorously defend the lawsuits. If any of these matters were successfully asserted against us, there could be a material adverse effect on us.

     On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against the current and former Chief Executive Officers, Chief Financial Officer, Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical Affairs of the Company and each of the current members of the board of directors of the Company and one former member of the board of directors of the Company. The complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, current members of the board of directors and a former member of the board of directors. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the named executive officers, current members of the board of directors and a former member of the board of directors. No damages are sought from the Company. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of the

Company, as nominal defendant against the same defendants and making substantially similar allegations and seeking substantially similar damages. While we cannot predict the outcome of these matters, we believe that the plaintiffs’ claims are without merit.

     From time to time, we may be involved in other litigation matters relating to claims that arise in the ordinary course of our business. The ultimate liability for these matters cannot be determined. However, based on the information currently available to us, we do not believe that the resolution of these other litigation matters to which we are currently a party will have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our Annual Meeting of Stockholders held on May 6, 2004, the following proposals were submitted to stockholders with the following results:

1.	Election of Richard R. Burnham, David C. Gasmire and Martin S. Rash to serve as our Class III Directors until our Annual Meeting of Stockholders in 2007 and until their respective successors are elected and qualified or until their earlier death, resignation or removal from office.

	Number of Shares
	For	Against	Abstain
Richard R. Burnham	26,260,893	—	6,913,800
David C. Gasmire	26,475,980	—	6,698,713
Martin S. Rash	31,351,878	—	1,822,815

The following individuals are our Class I Directors, whose terms expire at our Annual Meeting of Stockholders in 2005: Paul J. Feldstein and Shawn S. Schabel. The following individuals are our Class II Directors, whose terms expire at our Annual Meeting of Stockholders in 2006: John K. Carlyle, David W. Cross and David L. Steffy.

2.	Ratification of the selection of Ernst & Young, LLP as independent accountants of the Company for the fiscal year ending December 31, 2004.

Number of Shares
For	32,378,816
Against	758,954
Abstain	36,923

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Securities and Exchange Commission (the “Commission”) on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on August 2, 2001)

4.2	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

4.3	Rights Agreement (the “Rights Agreement”) dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the Commission on December 8, 2001)

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

10.1	Credit Agreement, dated May 14, 2004, among Odyssey HealthCare Operating A, LP, Odyssey HealthCare Operating B, LP and Hospice of the Palm Coast, Inc. as borrowers, Odyssey HealthCare Inc. as a credit party and the other credit parties signatory thereto, General Electric Capital Corporation as agent and lender, and the other lenders signatory thereto from to time (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 26, 2004)

31.1	Certification required by Rule 13a-14(a), dated August 5, 2004, by David C. Gasmire, Chief Executive Officer**

31.2	Certification required by Rule 13a-14(a), dated August 5, 2004, by Douglas B. Cannon, Chief Financial Officer**

32	Certification required by Rule 13a-14(b), dated August 5, 2004, by David C. Gasmire, Chief Executive Officer, and Douglas B. Cannon, Chief Financial Officer**

**	Filed herewith.

     (b) Reports on Form 8-K:

(1)	Current report on Form 8-K (Item 12), furnished May 3, 2004, announcing the quarterly consolidated financial results of the Company for the quarter ended March 31, 2004.

(2)	Current report on Form 8-K (Item 2), filed May 26, 2004, announcing that the Company entered into a revolving credit agreement with General Electric Capital Corporation on May 14, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY HEALTHCARE, INC.
Date: August 5, 2004	By:	/s/ David C. Gasmire

David C. Gasmire
President and Chief Executive Officer

Date: August 5, 2004	By:	/s/ Douglas B. Cannon

Douglas B. Cannon
Senior Vice President, Chief
Financial Officer and
Treasurer (Principal Financial and
Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Securities and Exchange Commission (the “Commission”) on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on August 2, 2001)

4.2	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

4.3	Rights Agreement (the “Rights Agreement”) dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the Commission on December 8, 2001)

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

10.1	Credit Agreement, dated May 14, 2004, among Odyssey HealthCare Operating A, LP, Odyssey HealthCare Operating B, LP and Hospice of the Palm Coast, Inc. as borrowers, Odyssey HealthCare Inc. as a credit party and the other credit parties signatory thereto, General Electric Capital Corporation as agent and lender, and the other lenders signatory thereto from to time (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 26, 2004)

31.1	Certification required by Rule 13a-14(a), dated August 5, 2004, by David C. Gasmire, Chief Executive Officer**

31.2	Certification required by Rule 13a-14(a), dated August 5, 2004, by Douglas B. Cannon, Chief Financial Officer**

32	Certification required by Rule 13a-14(b), dated August 5, 2004, by David C. Gasmire, Chief Executive Officer, and Douglas B. Cannon, Chief Financial Officer**

**	Filed herewith.