Form 10-Q
period 2004-09-30
ODYSSEY HEALTHCARE INC
filed 2004-11-09
CIK 1129623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM     TO

COMMISSION FILE NUMBER 000-33267

ODYSSEY HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of	43-1723043
incorporation or organization)	(I.R.S. Employer Identification Number)

717 HARWOOD, SUITE 1500
DALLAS, TEXAS	75201
(Address of principal executive offices)	(Zip Code)

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

     The number of outstanding shares of the issuer’s common stock as of November 4, 2004 was as follows: 36,686,492 shares of Common Stock, $.001 par value per share.

FORM 10-Q

ODYSSEY HEALTHCARE, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	SEPTEMBER 30,
	2003	2004
	(IN THOUSANDS, EXCEPT SHARE
	AND PER SHARE AMOUNTS)
	(AUDITED)	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$232	$2,463
Short-term investments	38,742	37,402
Accounts receivable from patient services, net of allowance for uncollectible accounts of $3,913 and $4,553 at December 31, 2003 and September 30, 2004, respectively	58,895	61,028
Deferred tax assets	1,170	64
Income taxes receivable	1,961	22
Other current assets	3,584	3,181

Total current assets	104,584	104,160
Property and equipment, net	6,435	7,561
Goodwill	66,678	93,933
Intangibles, net	3,105	4,692

Total assets	$180,802	$210,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,414	$3,842
Accrued compensation	9,647	7,360
Accrued nursing home costs	9,585	9,667
Other accrued expenses	7,128	9,519
Income taxes payable	—	463
Current maturities of long-term debt	4	5

Total current liabilities	31,778	30,856
Long-term debt, less current maturities	13	10
Deferred tax liability	4,286	6,896
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares - 75,000,000 Issued and outstanding shares - 36,547,132 at December 31, 2003 and 36,684,665 at September 30, 2004	37	37
Additional paid-in capital	91,365	92,836
Deferred compensation	(317)	(145)
Retained earnings	53,640	79,856

Total stockholders’ equity	144,725	172,584

Total liabilities and stockholders’ equity	$180,802	$210,346

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2003	2004	2003	2004
	(IN THOUSANDS, EXCEPT PER		(IN THOUSANDS, EXCEPT PER
	SHARE AMOUNTS)		SHARE AMOUNTS)
	(UNAUDITED)		(UNAUDITED)
Net patient service revenue	$71,049	$87,462	$196,005	$258,971
Operating expenses:
Direct hospice care	37,195	45,956	101,681	139,308
General and administrative	19,045	23,224	52,574	68,388
Provision for uncollectible accounts	1,236	2,719	3,074	5,743
Depreciation	573	883	1,517	2,487
Amortization	107	176	235	509

	58,156	72,958	159,081	216,435

Income from operations	12,893	14,504	36,924	42,536
Other income (expense):
Interest income	88	102	300	196
Interest expense	(35)	(47)	(139)	(70)

	53	55	161	126

Income before provision for income taxes	12,946	14,559	37,085	42,662
Provision for income taxes	5,099	5,556	14,463	16,446

Net income	$7,847	$9,003	$22,622	$26,216

Net income per common share:
Basic	$0.22	$0.25	$0.63	$0.72

Diluted	$0.21	$0.24	$0.61	$0.70

Weighted average shares outstanding:
Basic	36,063	36,653	35,794	36,607
Diluted	37,791	37,586	37,163	37,661

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2003	2004
	(IN THOUSANDS)
	(UNAUDITED)
Operating Activities
Net income	$22,622	$26,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,752	2,996
Amortization of debt issue costs and debt discount	25	40
Stock-based compensation	315	172
Deferred tax expense	2,548	4,179
Tax benefit realized for stock option exercises	1,022	631
Provision for uncollectible accounts	3,074	5,743
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,364)	(7,876)
Other current assets	(373)	2,342
Accounts payable, accrued nursing home costs and other accrued expenses	9,232	(1,387)

Net cash provided by operating activities	28,853	33,056
Investing Activities
Cash paid for acquisitions and procurement of licenses	(19,320)	(29,067)
(Increase) decrease in short-term investments	(17,762)	1,340
Purchases of property and equipment	(2,852)	(3,589)

Net cash used in investing activities	(39,934)	(31,316)
Financing Activities
Proceeds from issuance of common stock	4,778	840
Payments of debt issue costs	—	(347)
Proceeds from issuance of debt	8	—
Payments on debt	(260)	(2)

Net cash provided by financing activities	4,526	491

Net (decrease) increase in cash and cash equivalents	(6,555)	2,231
Cash and cash equivalents, beginning of period	7,732	232

Cash and cash equivalents, end of period	$1,177	$2,463

Supplemental cash flow information
Interest paid	$114	$24
Income taxes paid	$10,869	$9,691

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements of Odyssey HealthCare, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 11, 2004.

     The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U. S. generally accepted accounting principles for complete financial statements.

     Certain amounts have been reclassified to conform to the current presentation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management estimates include an allowance for uncollectible accounts and contractual allowances, accrued compensation, accrued Medicare cap limitations, accrued nursing home costs, accrued patient care costs and goodwill impairment. Actual results could differ from those estimates.

2. ACQUISITIONS

     In January 2004, the Company purchased substantially all the assets and business of Crown of Texas, Ltd., a hospice provider with operations located in Amarillo and Conroe, Texas. The purchase price totaled $22.5 million. Assets acquired include licenses of $0.6 million, a non-compete agreement of $0.5 million, and furniture and fixtures and goodwill of $21.4 million.

     In May 2004, the Company purchased certain assets associated with the Tulsa, Oklahoma hospice operation of Crossroads Hospice of Oklahoma, L.L.C. The hospice was integrated into the Company’s existing hospice location in Tulsa. The purchase price totaled $6.0 million. Assets acquired include a non-compete agreement of $0.2 million and furniture and fixtures and equipment and goodwill of $5.8 million.

     The acquisitions completed during the nine months ended September 30, 2004 were accounted for under the purchase method of accounting. The results of operations have been included in the consolidated financial statements of the Company from the dates of acquisition.

     Unaudited pro forma consolidated results of operations of the Company for the nine months ended September 30, 2003 and 2004 are presented below. Such pro forma presentation has been prepared assuming that the acquisitions acquired through September 30, 2004, described above, had been made as of January 1 of the year preceding the year of acquisition:

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2003	2004
	(IN THOUSANDS, EXCEPT
	PER SHARE AMOUNTS)
Pro forma net patient service revenue	$229,304	$261,389
Pro forma net income	25,134	26,466
Pro forma net income per common share:
Basic	$0.70	$0.72

Diluted	$0.68	$0.70

3. STOCK BASED COMPENSATION

     The Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosures” (“SFAS 148”) in December 2002. SFAS 148 amended the disclosure provisions and transition alternatives of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and was effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS 148 effective December 31, 2002. On March 31, 2004, the FASB issued its Exposure Draft, “Share-Based Payments,” which is a proposed amendment to SFAS 123. This proposed amendment would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. On October 13, 2004, the FASB concluded that the amendment would be effective for public companies for interim or annual periods beginning after June 15, 2005.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based compensation.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2003	2004	2003	2004
	(IN THOUSANDS, EXCEPT PER		(IN THOUSANDS, EXCEPT PER
	SHARE AMOUNTS)		SHARE AMOUNTS)
Net income, as reported	$7,847	$9,003	$22,622	$26,216
Add: Stock-based employee compensation expense recorded, net of tax	60	32	192	106
Deduct: Fair value stock-based employee compensation expense, net of tax	(647)	(850)	(1,589)	(3,152)

Pro forma net income	$7,260	$8,185	$21,225	$23,170

Earnings per share:
Basic - as reported	$0.22	$0.25	$0.63	$0.72
Add: Stock-based employee compensation expense recorded, net of tax	0.00	0.00	0.00	0.00
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.02)	(0.03)	(0.04)	(0.09)

Basic - pro forma	$0.20	$0.22	$0.59	$0.63

Diluted - as reported	$0.21	$0.24	$0.61	$0.70
Add: Stock-based employee compensation expense recorded, net of tax	0.00	0.00	0.00	0.00
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.02)	(0.02)	(0.04)	(0.08)

Diluted - pro forma	$0.19	$0.22	$0.57	$0.62

4. NET INCOME PER COMMON SHARE

     The following table presents the calculation of basic and diluted net income per common share:

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2003	2004	2003	2004
	(IN THOUSANDS, EXCEPT PER		(IN THOUSANDS, EXCEPT
	SHARE AMOUNTS)		PER SHARE AMOUNTS)
Numerator
Numerator for diluted net income per share - net income	$7,847	$9,003	$22,622	$26,216

Denominator
Denominator for basic net income per share - weighted average shares	36,063	36,653	35,794	36,607
Effect of dilutive securities:
Employee stock options	1,698	903	1,339	1,024
Series B Preferred Stock Warrants convertible to common stock	30	30	30	30

Denominator for diluted net income per share - adjusted weighted average shares and assumed or actual conversions	37,791	37,586	37,163	37,661

Net income per common share:
Basic	$0.22	$0.25	$0.63	$0.72

Diluted	$0.21	$0.24	$0.61	$0.70

     For the three and nine months ended September 30, 2004, options outstanding of 1,206,207 and 1,102,341, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common stock and thus the inclusion would have been antidilutive. For the three months ended September 30, 2003, all options outstanding were included in the computation of diluted earnings per share because the exercise prices of the options were less than the average market price of the common stock. For the nine months ended September 30, 2003, options outstanding of 472,866 were not included in the computation of diluted earnings per share due because the exercise prices of the options were greater than the average market price of the common stock and thus the inclusion would have been antidilutive.

5. REVOLVING LINE OF CREDIT

     On May 14, 2004, the Company entered into a new revolving line of credit with General Electric Capital Corporation (as amended, the “Credit Agreement”) that provides the Company with a $20 million revolving line of credit, subject to three separate $10 million increase options. The revolving line of credit will be used, if necessary, to fund future acquisitions, working capital, capital expenditures, and general corporate purposes. Borrowings outstanding under the revolving line of credit will bear interest at LIBOR plus 2.5% or the higher of the prime rate or 50 basis points over the federal funds rate. The revolving line of credit expires May 14, 2007. The revolving line of credit has an unused facility fee of 0.375% per annum and an annual monitoring fee of $30,000. No amounts have been drawn on the revolving line of credit as of September 30, 2004. The revolving line of credit is secured by substantially all of the Company’s and its subsidiaries’ existing and after-acquired personal property assets and all after-acquired real property assets. The Company and its subsidiaries are subject to affirmative and negative covenants under the Credit Agreement. The Company is currently in compliance with all covenants under the Credit Agreement.

6. COMMITMENTS AND CONTINGENCIES

     The Company and its current and former Chief Executive Officers and its Chief Financial Officer are defendants in a lawsuit originally filed on April 21, 2004, in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Francis Layher, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased or otherwise acquired the Company’s publicly traded securities between May 5, 2003 and February 23, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Six similar lawsuits were also filed in May and June of 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Kenneth L. Friedman, Trudy J. Nomm, Eva S. Caldarola, Michael Schaufuss, Duane Liffrig and G.A. Allsmiller on behalf of the same plaintiff class and making substantially similar allegations and seeking substantially similar damages. As of the date of this Form 10-Q, the lawsuits have been transferred to a single judge and consolidated into a single action. The consolidated complaint is due to be filed by December 20, 2004. Lead plaintiffs and lead counsel have been appointed. While the Company cannot predict the outcome of these matters, it believes that the plaintiffs’ claims are without merit, it denies the allegations in the complaints, and it intends to vigorously defend the lawsuits. If any of these matters were successfully asserted against the Company, there could be a material adverse effect on the Company.

     On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against the current and former Chief Executive Officers, Chief Financial Officer, Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs of the Company and each of the current members of the board of directors of the Company and two former members of the board of directors. The complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, current members of the board of directors and two former members of the board of directors. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the named executive officers, current members of the board of directors and two former members of the board of directors. No damages are sought from the Company. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of the Company, as nominal defendant against the same defendants and making substantially similar allegations and seeking substantially similar damages and has been consolidated with above lawsuit filed by M. Connolly. While the Company cannot predict the outcome of these matters, the Company believes that the plaintiffs’ claims are without merit.

     In September 2004, the Company was informed by the Civil Division of the U.S. Department of Justice (the “DOJ”) that it has begun an investigation of the Company under the authority of the False Claims Act. In its notification to the Company, the DOJ stated that the investigation relates to the Company’s claims for payments submitted to the United States dating from January 1, 2000, to the present, and covers the Company’s conduct with respect to patient admissions, patient retention and billing practices. The investigation is in its preliminary stages and the Company is cooperating with the DOJ. The Company is unable to predict the outcome of the investigation, the DOJ’s views of the issues being investigated, any action that the DOJ might take or the impact, if any, that the investigation may have on its business, results of operations, liquidity or capital resources.

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

7. SEGMENT REPORTING

     The Company currently evaluates performance and allocates resources by regions primarily on the basis of cost per day of care and income from operations. The hospice programs that are included in each region may change from time to time, but regions are presented for all periods here in a comparative format. The distribution by regions of the Company’s net patient service revenue, direct hospice care expenses, income (loss) from operations (which is used by management for operating performance review) and average daily census are summarized in the following tables:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2003	2004	2003	2004
	(IN THOUSANDS)		(IN THOUSANDS)
Net patient service revenue:
Northeast	$3,995	$4,405	$11,701	$12,208
Southeast	3,173	4,326	8,704	12,424
Central	6,146	6,247	16,204	19,842
South	10,553	12,250	29,718	36,590
Texas	15,994	22,731	43,855	67,438
Midwest	6,384	8,811	18,265	25,494
Mountain	14,939	16,944	39,978	51,118
West	9,865	11,748	27,580	33,872
Corporate	—	—	—	(15)

	$71,049	$87,462	$196,005	$258,971

Direct hospice care expenses:
Northeast	$2,070	$2,337	$5,772	$7,113
Southeast	1,668	2,225	4,413	6,489
Central	3,245	3,840	8,220	11,512
South	5,481	6,098	15,299	18,519
Texas	9,009	12,341	24,666	38,136
Midwest	3,233	4,096	9,212	12,489
Mountain	7,568	9,197	20,070	27,373
West	4,912	5,804	14,006	17,654
Corporate	9	18	23	23

	$37,195	$45,956	$101,681	$139,308

Income (loss) from operations:
Northeast	$987	$624	$3,354	$1,308
Southeast	755	793	2,504	2,622
Central	1,559	835	4,482	3,507
South	2,863	3,032	8,174	10,215
Texas	4,104	6,251	11,140	17,364
Midwest	1,464	2,704	4,348	7,327
Mountain	4,821	4,580	13,177	14,000
West	2,958	3,567	8,053	9,328
Corporate	(6,618)	(7,882)	(18,308)	(23,135)

	$12,893	$14,504	$36,924	$42,536

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2003	2004	2003	2004
Average Daily Census:
Northeast	348	365	345	351
Southeast	269	376	244	356
Central	604	656	536	660
South	1,031	1,190	993	1,188
Texas	1,391	2,052	1,288	2,053
Midwest	561	761	540	733
Mountain	1,236	1,365	1,110	1,371
West	758	895	720	856

	6,198	7,660	5,776	7,568

8. SUBSEQUENT EVENTS

     Effective October 15, 2004, Richard R. Burnham, Chairman of the Board of the Company, re-assumed the roles of President and Chief Executive Officer of the Company, replacing David C. Gasmire. Mr. Gasmire and the Board of Directors of the Company mutually agreed that it was in the best interest of the Company for Mr. Burnham to re-assume these roles and for Mr. Gasmire to leave the Company. Effective October 15, 2004, Mr. Gasmire resigned his position as a member of the Company’s board of directors. Associated with the executive transition, there will be an after-tax non-recurring charge of $0.6 million or $0.015 per share related to estimated severance costs for the three months ended December 31, 2004.

     On November 1, 2004, the Company announced the adoption of an open market stock repurchase program to repurchase up to $30 million of its common stock. The Company intends to conduct the stock repurchase program in the open market over the next six months. The timing and the amount of any repurchase of shares during the six-month period will be determined by Company management based on its evaluation of market conditions and other factors. The Company had approximately 36.7 million common shares outstanding as of September 30, 2004. Any stock repurchases will be funded out of the Company’s working capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Certain statements used in the following discussion and elsewhere in this Quarterly Report on Form 10-Q, including statements regarding our future financial position and results of operations, business strategy and plans and objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, which may cause our actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to (i) general market conditions, (ii) increases in inflation, (iii) adverse changes in the Medicare cap limits and increases in our Medicare cap accrual, (iv) decline in patient census growth, (v) challenges inherent in and potential changes in our growth and expansion strategy, (vi) the ability to attract and retain healthcare professionals and other key employees, (vii) our dependence on patient referral sources and potential adverse changes in patient referral practices of those referral sources, (viii) adverse changes in reimbursement levels under Medicare and Medicaid programs, (ix) adverse changes in the state and federal licensure and certification laws and regulations, (x) adverse results of regulatory surveys, (xi) delays in licensure and/or certification, (xii) government and private party legal proceedings and investigations, and (xiii) adverse changes in the competitive environment in which we operate. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which reflect management’s views only as of the date hereof. We undertake no obligation to revise or update any of the forward-looking statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained under the headings “Government Regulation - Overview of Government Payments” and “Some Risks Related to our Business” in “Item 1. Business” of our Form 10-K filed with the Securities and Exchange Commission on March 11, 2004.

     The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

OVERVIEW

     We are one of the largest providers of hospice care in the United States in terms of both average daily patient census and number of Medicare-certified hospice programs. Through the development of new hospices and a series of acquisitions, we now have 72 Medicare-certified hospice programs to serve patients and their families in 30 states. We operate all of our hospice programs through our operating subsidiaries. During the three months ended September 30, 2004, our average daily census was 7,660 patients, which represents a 23.6% increase over our average daily census for the three months ended September 30, 2003, of 6,198 patients. During the nine months ended September 30, 2004, our average daily census was 7,568 patients, which represents a 31.0% increase over our average daily census for the nine months ended September 30, 2003, of 5,776 patients. Our net patient service revenue of $87.5 million for the three months ended September 30, 2004, represents an increase of 23.1% over our net patient service revenue of $71.0 million for the three months ended September 30, 2003. During the nine months ended September 30, 2004, our net patient service revenue was $259.0 million, which represents a 32.1% increase over our net patient service revenue of $196.0 million for the nine months ended September 30, 2003. We reported net income of $9.0 million for the three months ended September 30, 2004, which represents an increase of 14.7% over our net income of $7.8 million for the three months ended September 30, 2003. During the nine months ended September 30, 2004, we reported net income of $26.2 million, which represents an increase of 15.9% over our reported net income of $22.6 million for the nine months ended September 30, 2003.

DEVELOPED HOSPICES

     In the first quarter of 2004, our Arlington, Virginia hospice program became Medicare certified.

     In the second quarter of 2004, our Athens, Georgia hospice program became Medicare certified.

     In the third quarter of 2004, our Allentown, Pennsylvania; Jackson, Mississippi; and Rhode Island hospice programs received Medicare certification.

     We are continuing the development of hospice programs in Harrisburg, Pennsylvania; Savannah, Georgia; Corpus Christi, Texas; Columbia, South Carolina; and Daytona Beach, Florida.

     Once a hospice becomes Medicare certified, the process is started to obtain Medicaid certification. This process takes approximately six months and varies from state to state. Medicaid is a state-administered program to provide medical assistance to the indigent and certain other eligible individuals. Approximately, 4% of our net revenue is derived from Medicaid.

ACQUISITIONS

     In January 2004, we purchased substantially all the assets and business of Crown of Texas, Ltd., a hospice provider with operations located in Amarillo and Conroe, Texas. The purchase price totaled $22.5 million. Assets acquired include licenses of $0.6 million, a non-compete agreement of $0.5 million, and furniture and fixtures and goodwill of $21.4 million.

     In May 2004, we purchased certain assets associated with the Tulsa, Oklahoma hospice operation of Crossroads Hospice of Oklahoma, L.L.C. The hospice was integrated into our existing hospice program in Tulsa. The purchase price totaled $6.0 million. Assets acquired include a non-compete agreement of $0.2 million and furniture and fixtures and equipment and goodwill of $5.8 million.

     We accounted for these acquisitions as purchases. See Note 2 to the unaudited consolidated financial statements.

     As part of our ongoing acquisition strategy, we are continually evaluating other potential acquisition opportunities.

     Goodwill from our hospice acquisitions was $93.9 million as of September 30, 2004. We account for goodwill under the provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized but reviewed for impairment annually (during the fourth quarter) or more frequently if indicators arise. No impairment charges have been recorded.

NET PATIENT SERVICE REVENUE

     Net patient service revenue is the estimated net realizable revenue from Medicare, Medicaid, commercial insurance, managed care payors and others for services rendered to our patients. Payors may determine that the services provided are not covered and do not qualify for a payment or, for commercial payors, that payments are subject to usual and customary rates. To determine net patient service revenue, we adjust gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap assessments. Net patient service revenue also does not include charity care or the Medicaid room and board payments. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 91.4% and 92.9% of our net patient service revenue for the three months ended September 30, 2003 and 2004, respectively, and 92.8% and 92.5% of our net patient service revenue for the nine months ended September 30, 2003 and 2004, respectively. Hospice services provided under Medicaid programs represented approximately 4.2% and 4.0% of our net patient service revenue for the three months ended September 30, 2003 and 2004, respectively, and 4.0% of our net patient service revenue for each of the nine months ended September 30, 2003 and 2004. The payments we receive from Medicare and Medicaid are calculated using daily or hourly rates for each of the four levels of care we deliver and are wage-indexed by Medicare based on geographic location.

     The four main levels of care we provide are routine home care, general inpatient care, continuous home care and inpatient respite care. We also receive reimbursement for physician services, self pay and non-governmental room and board. Routine home care is the largest component of our gross patient service revenue, representing 89.4% and 92.4% of gross patient service revenue for the three months ended September 30, 2003 and 2004, respectively, and 89.3% and 91.5% of gross patient service revenue for the nine months ended September 30, 2003 and 2004, respectively. General inpatient care represented 8.7% and 5.8% of gross patient service revenue for the three months ended September 30, 2003 and 2004, respectively, and 8.8% and 6.6% of gross patient service revenue for the nine months ended September 30, 2003 and 2004, respectively. Continuous home care, inpatient respite care and reimbursement for physician services, self pay and non-governmental room and board represents the remaining 1.9% and 1.8% of gross patient service revenue for the three months ended September 30, 2003 and 2004, respectively, and 1.9% for each of the nine months ended September 30, 2003 and 2004.

     The principal factors that impact net patient service revenue are our average daily census, levels of care and annual changes in Medicare and Medicaid payment rates due to adjustments for inflation and estimated Medicare cap assessments. Average daily census is affected by the number of patients referred and admitted into our hospice program and average length of stay of those patients once admitted. Average length of stay is impacted by patients’ decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay has increased from 78 days for the three months ended September 30, 2003 to 80 days for the three months ended September 30, 2004. Our average hospice length of stay increased from 74 days for the nine months ended September 30, 2003 to 78 days for the nine months ended September 30, 2004. This increase is primarily due to a reduction in general inpatient care admissions and an increase in admissions of non-cancer patients whose lengths of stay are typically higher than those with cancer related illnesses.

     Payment rates under the Medicare and Medicaid programs are indexed for inflation annually; however, the increases have historically been less than actual inflation. On October 1, 2003 and October 1, 2004, the base Medicare payment rates for hospice care increased by approximately 3.4% and 3.3%, respectively, over the base rates previously in effect. These rates were further adjusted geographically by the hospice wage index. In the future, reductions in, or reductions in the rate of increase of, Medicare and Medicaid payments may have an adverse impact on our net patient service revenue and profitability.

MEDICARE REGULATION

     We are subject to two limitations on Medicare payments for services. With one limitation, if the number of general inpatient days of care that any of our hospice programs provide to Medicare beneficiaries exceeds 20% of the total days of care that program provides to all patients for an annual period beginning on approximately September 28th, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of our hospice programs exceeded the payment limits on general inpatient care services for the three and nine months ended September 30, 2003 and 2004.

     With the other limitation, overall payments made by Medicare to us on a per hospice program basis are subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The hospice cap period runs from November 1st of each year through October 31st of the following year. Total Medicare payments to us during this period are compared to the cap amount for this period. Payments in excess of the cap amount must be returned by us to Medicare. The cap amount is calculated by multiplying the number of Medicare beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The statutory amounts for the twelve month periods ending October 31, 2003 and 2004 are $18,661 and $19,636, respectively. The 2004 amount is retroactive for all services performed since November 1, 2003. The hospice cap amount is computed on a program-by-program basis. At September 30, 2003, we had accrued $0.6 million for three hospices that exceeded the Medicare cap for the Medicare cap year ended October 31, 2003, of which $0.4 million was paid in April 2004. The over accrual of $0.2 million was applied to the estimated Medicare cap amount for the cap year ending October 31, 2004. We accrued an additional $0.6 million for the two months ended December 31, 2003 and $0.1 million, $0.8 million, and $0.1 million for the three months ended March 31, 2004, June 30, 2004, and September 30, 2004, respectively, for four hospice programs that are expected to exceed the estimated Medicare cap for the Medicare cap year ending October 31, 2004. At September 30, 2004, we have accrued a total of $1.8 million for four hospice programs that are expected to exceed the Medicare cap for the Medicare cap year ending October 31, 2004. We will continue to review the adequacy of our accrual on a quarterly basis. We cannot assure you that additional hospice programs will not exceed the cap amount in the future or that our accrual for existing programs subject to the cap amount will not increase.

EXPENSES

     Because payments for hospice services are primarily paid on a per diem basis, our profitability is largely dependent on our ability to manage the expenses of providing hospice services. We recognize expenses as incurred and classify expenses as either direct hospice care expenses or general and administrative expenses. Direct hospice care expenses primarily include direct patient care salaries, payroll taxes, employee benefits, pharmaceuticals, medical equipment and supplies, and inpatient costs. Length of stay impacts our direct hospice care expenses as a percentage of net patient service revenue because, if lengths of stay decline, direct hospice care expenses, which are often highest during the first and last days of care for a patient, are spread against fewer days of care. Expenses are generally higher during the earliest days because of increased labor expense to evaluate the patient and determine the non-medical and social services needs of the family. Expenses are normally higher during the last days of care because patients generally require greater hospice services including drugs, medical equipment and nursing care at that time due to their deteriorating medical condition. In addition, cost pressures resulting from the use of more expensive forms of palliative care, including drugs and drug delivery systems and increases in direct patient care salaries and employee benefits, could negatively impact our profitability.

     For our patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, we contract with nursing homes for room and board services. The state must pay us, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95% in most states of the Medicaid daily nursing home rate for room and board services furnished to the patient by the nursing home. Under our standard nursing home contracts, we pay the nursing home for these room and board services at 100% of the Medicaid daily nursing home rate. We refer to these costs, net of Medicaid payments, as “nursing home costs-net.”

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2003	2004	2003	2004
Direct hospice care expenses:
Salaries, benefits and payroll taxes	31.5%	32.9%	31.0%	32.7%
Pharmaceuticals	6.7	6.2	6.7	6.9
Medical equipment and supplies	5.8	5.8	5.9	5.9
Inpatient costs	3.1	2.0	3.0	2.7
Other (including nursing home costs, net).	5.3	5.6	5.3	5.6

Total	52.4%	52.5%	51.9%	53.8%

General and administrative expenses:
Salaries, benefits and payroll taxes	16.7%	16.3%	16.1%	16.0%
Leases	2.5	2.7	2.5	2.6
Other (including travel, office supplies, printing and equipment rental)	7.6	7.6	8.2	7.8

Total	26.8%	26.6%	26.8%	26.4%

PROVISION FOR INCOME TAXES

     Our provision for income taxes consists of current and deferred federal and state income tax expenses. Our effective tax rate in 2003 was approximately 39%. We estimate that our effective tax rate for 2004 will remain at 39%.

RESULTS OF OPERATIONS

     The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the periods indicated. The table also reflects a reallocation of employee benefit costs, including payroll taxes, associated with our caregivers, from general and administrative expenses to direct hospice care expenses for the three and nine months ended September 30, 2003 and 2004, respectively:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2003	2004	2003	2004
Net patient service revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct hospice care	52.4	52.5	51.9	53.8
General and administrative	26.8	26.6	26.8	26.4
Provision for uncollectible accounts	1.7	3.1	1.6	2.2
Depreciation and amortization	1.0	1.2	0.9	1.2

	81.9	83.4	81.2	83.6

Income from operations	18.1	16.6	18.8	16.4
Other income (expense), net	0.1	0.1	0.1	0.1

Income before income taxes	18.2	16.7	18.9	16.5
Provision for income taxes	7.2	6.4	7.4	6.4

Net income	11.0%	10.3%	11.5%	10.1%

     THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

     The following table summarizes and compares our results of operations for the three months ended September 30, 2003 and 2004, respectively:

	Three Months Ended September 30,
	2003	2004	$ Change	% Change
	(in thousands, except % change)
Net patient service revenue	$71,049	$87,462	$16,413	23.1%
Operating expenses:
Direct hospice care	37,195	45,956	8,761	23.6%
General and administrative	19,045	23,224	4,179	21.9%
Provision for uncollectible accounts	1,236	2,719	1,483	120.0%
Depreciation and amortization	680	1,059	379	55.7%

Income from operations	12,893	14,504	1,611	12.5%
Other income (expense)	53	55	2	3.8%
Provision for income taxes	5,099	5,556	457	9.0%

Net income	$7,847	$9,003	$1,156	14.7%

Net Patient Service Revenue

     Net patient service revenue increased $16.4 million, or 23.1%, from $71.0 million for the three months ended September 30, 2003, to $87.5 million for the three months ended September 30, 2004, due to an increase in average daily census of 1,462, or 23.6%, from 6,198 in 2003 to 7,660 in 2004. Increases in patient referrals from existing and new referral sources, resulting in increased billable days, and, to a lesser extent, increases in payment rates, provided approximately $8.3 million, or 50.6%, of this increase in net patient service revenue. The remaining increase of $8.1 million, or 49.4%, in net patient service revenue was due to the inclusion of net patient service revenue from hospices acquired and developed in 2003 and 2004. Net patient service revenue per day of care was $124.60 and $124.12 for the three months ended September 30, 2003 and 2004, respectively. Medicare revenues represented 91.4% and 92.9% of our net patient service revenue for the three months ended September 30, 2003 and 2004, respectively. Medicaid revenues represented 4.2% and 4.0% of our net patient service revenue for the three months ended September 30, 2003 and 2004, respectively.

Direct Hospice Care Expenses

     Direct hospice care expenses increased $8.8 million, or 23.6%, from $37.2 million for the three months ended September 30, 2003 to $46.0 million for the three months ended September 30, 2004. This increase was primarily due to the growth of our operations at our existing hospices and, to a lesser extent, to hospices acquired and developed in 2003 and 2004. As a percentage of net patient service revenue, direct hospice care expenses increased slightly from 52.4% to 52.5% for the three months ended September 30, 2003 and 2004, respectively, due to an increase in salaries, benefits and payroll taxes as a percentage of net patient service revenue from 31.5% to 32.9% for the three months ended September 30, 2003 and 2004, respectively. This increase was offset by a decrease in pharmaceutical costs as a percentage of net patient service revenue from 6.7% to 6.2% for the three months ended September 30, 2003 and 2004, respectively, which was primarily due to reduced pharmacy costs. Furthermore, general inpatient costs decreased as a percentage of net patient service revenue from 3.1% to 2.0% for the three months ended September 30, 2003 and 2004, respectively, which was due to a decrease in general inpatient revenue as a percentage of net patient service revenue from 8.7% to 5.8% for the three months ended September 30, 2003 and 2004, respectively.

General and Administrative Expenses

     General and administrative expenses increased $4.2 million, or 21.9%, from $19.0 million for the three months ended September 30, 2003 to $23.2 million for the three months ended September 30, 2004. This increase was due to the growth of our operations at our existing hospices and, to a lesser extent, to hospices acquired in 2003 and 2004. As a percentage of net patient service revenue, general and administrative expenses decreased slightly from

26.8% to 26.6% for the three months ended September 30, 2003 and 2004, respectively, due primarily to our general and administrative expenses being spread over our increased net patient service revenue.

Provision for Uncollectible Accounts

     Our provision for uncollectible accounts expense increased $1.5 million, or 120.0%, from $1.2 million to $2.7 million for the three months ended September 30, 2003 and 2004, respectively, due primarily to additional reserves for uncollectible accounts receivable related to Medicaid room and board services and, to a lesser extent, additional reserves for uncollectible accounts receivable related to Medicare resulting from additional development requests from the Medicare fiscal intermediaries. The additional reserves for Medicaid were room and board services primarily due to insufficient documentation from the nursing homes and not meeting state-imposed claim filing deadlines. As a percentage of net patient service revenue, our provision for uncollectible accounts increased from 1.7% to 3.1% due primarily to the reasons noted above for the three months ended September 30, 2003 and 2004, respectively.

Depreciation and Amortization Expense

     Depreciation and amortization expense increased $0.4 million, or 55.7%, from $0.7 million to $1.1 million for the three months ended September 30, 2003 and 2004, respectively. The increase was due primarily to the depreciation of assets acquired during 2003 and early 2004, and to a lesser extent, amortization of non-compete agreements associated with our recent acquisitions. As a percentage of net patient service revenue, depreciation and amortization expense increased from 1.0% to 1.2% for the three months ended September 30, 2003 and 2004, respectively.

Other Income (Expense)

     Other income (expense) increased $2,000, or 3.8%, from income of $53,000 to income of $55,000 for the three months ended September 30, 2003 and 2004, respectively. Interest income increased $14,000, or 15.9%, from $88,000 to $102,000 for the three months ended September 30, 2003 and 2004, respectively, due to higher investment fund balances for 2004. Interest expense increased $12,000, or 34.3%, from $35,000 to $47,000 for the three months ended September 30, 2003 and 2004, respectively, due to expenses associated with the revolving line of credit.

Provision for Income Taxes

     Our provision for income taxes was $5.1 million and $5.6 million for the three months ended September 30, 2003 and 2004, respectively. We had an effective income tax rate of approximately 39% and 38% for the three months ended September 30, 2003 and 2004, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

     The following table summarizes and compares our results of operations for the nine months ended September 30, 2003 and 2004, respectively:

	Nine Months Ended September 30,
	2003	2004	$ Change	% Change
	(in thousands, except % change)
Net patient service revenue	$196,005	$258,971	$62,966	32.1%
Operating expenses:
Direct hospice care	101,681	139,308	37,627	37.0%
General and administrative	52,574	68,388	15,814	30.1%
Provision for uncollectible accounts	3,074	5,743	2,669	86.8%
Depreciation and amortization	1,752	2,996	1,244	71.0%

Income from operations	36,924	42,536	5,612	15.2%
Other income (expense)	161	126	(35)	(21.7%)
Provision for income taxes	14,463	16,446	1,983	13.7%

Net income	$22,622	$26,216	$3,594	15.9%

Net Patient Service Revenue

     Net patient service revenue increased $63.0 million, or 32.1%, from $196.0 million for the nine months ended September 30, 2003 to $259.0 million for the nine months ended September 30, 2004, due to an increase in average daily census of 1,792, or 31.0%, from 5,776 in 2003 to 7,568 in 2004. Increases in patient referrals from existing and new referral sources, resulting in increased billable days, and, to a lesser extent, increases in payment rates, provided approximately $31.6 million, or 50.2%, of this increase in net patient service revenue. The remaining increase of $31.4 million, or 49.8%, in net patient service revenue was due to the inclusion of net patient service revenue from hospices acquired and developed in 2003 and 2004. Net patient service revenue per day of care was $124.30 and $124.89 for the nine months ended September 30, 2003 and 2004, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services offset by a reduction of $1.0 million for the estimated Medicare cap amount for the nine months ended September 30, 2004 and a decrease in general inpatient days of care, which has a higher per diem payment. Medicare revenues represented 92.8% and 92.5% of our net patient service revenue for the nine months ended September 30, 2003 and 2004, respectively. Medicaid revenues represented 4.0% of our net patient service revenue for both of the nine months ended September 30, 2003 and 2004.

Direct Hospice Care Expenses

     Direct hospice care expenses increased $37.6 million, or 37.0%, from $101.7 million for the nine months ended September 30, 2003 to $139.3 million for the nine months ended September 30, 2004. This increase was primarily due to the growth of our operations at our existing hospices and to hospices acquired in 2003 and 2004. As a percentage of net patient service revenue, direct hospice care expenses increased from 51.9% to 53.8% for the nine months ended September 30, 2003 and 2004, respectively, due primarily to the increase in salaries, benefits and payroll taxes as a percentage of net patient service revenue which increased from 31.0% to 32.7% for the nine months ended September 30, 2003 and 2004, respectively.

General and Administrative Expenses

     General and administrative expenses increased $15.8 million, or 30.1%, from $52.6 million for the nine months ended September 30, 2003 to $68.4 million for the nine months ended September 30, 2004. This increase was due to the growth of our operations at our existing hospices and to hospices acquired in 2003 and 2004. As a percentage of net patient service revenue, general and administrative expenses decreased slightly from 26.8% to 26.4% for the nine months ended September 30, 2003 and 2004, respectively, due primarily to our general and administrative expenses being spread over our increased net patient service revenue.

Provision for Uncollectible Accounts

     Our provision for uncollectible accounts increased $2.7 million, or 86.8%, from $3.1 million to $5.7 million for the nine months ended September 30, 2003 and 2004, respectively, due primarily to additional reserves for uncollectible accounts receivable related to Medicaid room and board services and, to a lesser extent, additional reserves for uncollectible accounts receivable related for to Medicare resulting from additional development requests from the Medicare fiscal intermediaries. The additional reserves for Medicaid were for room and board services primarily due to insufficient documentation from the nursing homes and not meeting state-imposed claim filing deadlines. As a percentage of net patient service revenue, our provision for uncollectible accounts increased from 1.6% to 2.2% due primarily to the reasons noted above for the nine months ended September 30, 2003 and 2004, respectively.

Depreciation and Amortization Expense

     Depreciation and amortization expense increased $1.2 million, or 71.0%, from $1.8 million to $3.0 million for the nine months ended September 30, 2003 and 2004, respectively. The increase was due primarily to the depreciation of assets acquired during 2003 and early 2004, and to a lesser extent, amortization of non-compete agreements associated with our recent acquisitions. As a percentage of net patient service revenue, depreciation and amortization expense increased from 0.9% to 1.2% for the nine months ended September 30, 2003 and 2004, respectively.

Other Income (Expense)

     Other income (expense) decreased $35,000, or 21.7%, from income of $161,000 to income of $126,000 for the nine months ended September 30, 2003 and 2004, respectively. Interest income decreased $104,000, or 34.7%, from $300,000 to $196,000 for the nine months ended September 30, 2003 and 2004, respectively, due to the use of investment funds for acquisitions in 2003 and 2004. Interest expense decreased $69,000, or 49.6%, from $139,000 to $70,000 for the nine months ended September 30, 2003 and 2004, respectively, due to reductions in our outstanding debt during 2003, however, this decrease was offset by fees associated with our revolving line of credit.

Provision for Income Taxes

     Our provision for income taxes was $14.5 million and $16.4 million for the nine months ended September 30, 2003 and 2004, respectively. We had an effective income tax rate of approximately 39% for each of the nine months ended September 30, 2003 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal liquidity requirements are for our stock repurchase program, hospice acquisitions and development plans, working capital and other capital expenditures. We finance these requirements primarily with operating and capital leases, normal trade credit terms and cash flows from operations. At September 30, 2004, we had working capital of $73.3 million, including cash and cash equivalents of $2.5 million and short-term investments of $37.4 million.

     Cash provided by operating activities was $28.9 million and $33.1 million for the nine months ended September 30, 2003 and 2004, respectively. The increase in cash provided by operating activities from the prior year was primarily attributable to an increase in net income. Cash provided by operating activities for the nine months ended September 30, 2004, consisted primarily of generated net income and non-cash adjustments for depreciation, amortization and deferred tax expense.

     Investing activities, consisting primarily of cash paid to purchase hospices and property and equipment and to establish short-term investments, used cash of $39.9 million and $31.3 million for the nine months ended September 30, 2003 and 2004, respectively.

     Net cash provided by financing activities was $4.5 million and $0.5 million for the nine months ended September 30, 2003 and 2004, respectively, and represented proceeds from the issuance of common stock, offset by payments on debt and debt issue costs related to the revolving line of credit.

     On May 14, 2004, we entered into a new revolving line of credit with General Electric Capital Corporation (as amended, the “Credit Agreement”) that provides us with a $20 million revolving line of credit, subject to three separate $10 million increase options. The revolving line of credit will be used, if necessary, to fund future acquisitions, working capital, capital expenditures, and general corporate purposes. Borrowings outstanding under the revolving line of credit will bear interest at LIBOR plus 2.5% or the higher of the prime rate or 50 basis points over the federal funds rate. The revolving line of credit expires May 14, 2007. The revolving line of credit has an unused facility fee of 0.375% per annum and an annual monitoring fee of $30,000. No amounts have been drawn on the revolving line of credit as of September 30, 2004. The revolving line of credit is secured by substantially all of our and our subsidiaries’ existing and after-acquired personal property assets and all after-acquired real property assets. We and our subsidiaries are subject to affirmative and negative covenants under the Credit Agreement. We are currently in compliance with all covenants under the Credit Agreement.

     As discussed under Part II, Item 1 “Legal Proceedings,” in September 2004 we were informed by the Civil Division of the U.S. Department of Justice (the “DOJ”) that it has begun an investigation of us under the authority of the False Claims Act. On November 1, 2004, we entered into an amendment to the Credit Agreement which, among other things, amended the definition of “Indebtedness” in the Credit Agreement such that (i) the assessment of any fines, penalties and damages, if any, arising from the DOJ investigations will result in a default under the Credit Agreement, meaning that we will be prohibited from using loan proceeds to pay for such fines, penalties and damages, and (ii) fines, penalties and damages, if any, arising from the DOJ investigations will be included for purposes of calculating financial covenants. Accordingly, if we are assessed any fines, penalties and damages by the DOJ, we would be forced to use other sources of capital to pay the amounts of such fines, penalties and damages.

     On November 1, 2004, we announced the adoption of an open market stock repurchase program to repurchase up to $30 million of our common stock. We intend to conduct the stock repurchase program in the open market over the next six months. The timing and the amount of any repurchase of shares during the six-month period will be determined by management based on its evaluation of market conditions and other factors. We had approximately 36.7 million common shares outstanding as of September 30, 2004. Any stock repurchases will be funded out of our working capital.

CONTRACTUAL OBLIGATIONS

     We have various contractual obligations at September 30, 2004 that could impact our liquidity as summarized below:

	PAYMENTS DUE BY PERIOD
		LESS THAN			MORE THAN 5
	TOTAL	1 YEAR	1-3 YEARS	4-5 YEARS	YEARS
			(IN THOUSANDS)
Long-Term Debt	$15	$5	$8	$2	$—
Operating Leases	31,497	7,757	12,192	5,824	5,724

Total Contractual Obligations	$31,512	$7,762	$12,200	$5,826	$5,724

     We expect that our principal liquidity requirements will be for our stock repurchase program, working capital, development plans, anticipated hospice acquisitions, debt service and other anticipated capital expenditures. We expect that our existing funds, cash flows from operations and our revolving line of credit under the Credit Agreement will be sufficient to fund our principal liquidity requirements for at least 12 months following the date of this Quarterly Report on Form 10-Q. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including payment for our services, changes in the Medicare per beneficiary cap amount, changes in Medicare payment rates, regulatory changes and compliance with new regulations, expense levels, capital expenditures and future development of new hospices and acquisitions.

OFF-BALANCE SHEET ARRANGEMENTS

     Currently, we do not have any off-balance sheet arrangements.

PAYMENT, LEGISLATIVE AND REGULATORY CHANGES

     We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could materially adversely affect our net patient service revenue and profitability. For the nine months ended September 30, 2004, Medicare and Medicaid services constituted 92.5% and 4.0% of our net patient service revenue, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004, and based on such evaluation have concluded that such disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We, our current and former Chief Executive Officers and our Chief Financial Officer are defendants in a lawsuit originally filed on April 21, 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Francis Layher, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased or otherwise acquired our publicly traded securities between May 5, 2003 and February 23, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Six similar lawsuits were also filed in May and June of 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Kenneth L. Friedman, Trudy J. Nomm, Eva S. Caldarola, Michael Schaufuss, Duane Liffrig and G.A. Allsmiller on behalf of the same plaintiff class and making substantially similar allegations and seeking substantially similar damages. As of the date of this Form 10-Q, the lawsuits have been transferred to a single judge and consolidated into a single action. The consolidated complaint is due to be filed by December 20, 2004. Lead plaintiffs and lead counsel have been appointed. While we cannot predict the outcome of these matters, we believe that the plaintiffs’ claims are without merit, we deny the allegations in the complaints, and we intend to vigorously defend the lawsuits. If any of these matters were successfully asserted against us, there could be a material adverse effect on us.

     On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against the current and former Chief Executive Officers, Chief Financial Officer, Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical Affairs of the Company and each of the current members of the board of directors of the Company and two former members of the board of directors of the Company. The complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, current members of the board of directors and two former members of the board of directors.

     The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the named executive officers, current members of the board of directors and two former members of the board of directors. No damages are sought from the Company. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of the Company, as nominal defendant against the same defendants and making substantially similar allegations and seeking substantially similar damages and has been consolidated with above lawsuit filed by Mr. Connolly. While we cannot predict the outcome of these matters, we believe that the plaintiffs’ claims are without merit.

     In September 2004, we were informed by the Civil Division of the U.S. Department of Justice (the “DOJ”) that it has begun an investigation of us under the authority of the False Claims Act. In its notification to us, the DOJ stated that the investigation relates to our claims for payments submitted to the Unites States dating from January 1, 2000, to the present, and covers our conduct with respect to patient admissions, patient retention and billing practices. The investigation is in its preliminary stages and we are cooperating with the DOJ. We are unable to predict the outcome of the investigation, the DOJ’s views of the issues being investigated, any action that the DOJ might take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.

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

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Securities and Exchange Commission (the “Commission”) on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on August 2, 2001)

4.2	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

4.3	Rights Agreement (the “Rights Agreement”) dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the Commission on December 8, 2001)

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

10.1	Consent and Amendment No. 1 to Credit Agreement, dated November 1, 2004, among Odyssey HealthCare Operating A, LP, Odyssey HealthCare Operating B, LP, and Hospice of the Palm Coast, Inc. as borrowers, Odyssey HealthCare, Inc. as a credit party and the other credit parties signatory thereto, General Electric Capital Corporation as agent and lender, and the other lenders signatory thereto from time to time**

31.1	Certification required by Rule 13a-14(a), dated November 8, 2004, by Richard R. Burnham, Chief Executive Officer**

31.2	Certification required by Rule 13a-14(a), dated November 8, 2004, by Douglas B. Cannon, Chief Financial Officer**

32	Certification required by Rule 13a-14(b), dated November 8, 2004, by Richard R. Burnham, Chief Executive Officer, and Douglas B. Cannon, Chief Financial Officer***

**Filed herewith.
***Furnished herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY HEALTHCARE, INC.

Date: November 8, 2004	By:	/s/ Richard R. Burnham

Richard R. Burnham
President and Chief Executive Officer

Date: November 8, 2004	By:	/s/ Douglas B. Cannon

Douglas B. Cannon
Senior Vice President, Chief
Financial Officer and
Treasurer (Principal Financial and
Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Securities and Exchange Commission (the “Commission”) on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on August 2, 2001)

4.2	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

4.3	Rights Agreement (the “Rights Agreement”) dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the Commission on December 8, 2001)

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

10.1	Consent and Amendment No. 1 to Credit Agreement, dated November 1, 2004, among Odyssey HealthCare Operating A, LP, Odyssey HealthCare Operating B, LP, and Hospice of the Palm Coast, Inc. as borrowers, Odyssey HealthCare, Inc. as a credit party and the other credit parties signatory thereto, General Electric Capital Corporation as agent and lender, and the other lenders signatory thereto from time to time**

31.1	Certification required by Rule 13a-14(a), dated November 8, 2004, by Richard R. Burnham, Chief Executive Officer**

31.2	Certification required by Rule 13a-14(a), dated November 8, 2004, by Douglas B. Cannon, Chief Financial Officer**

32	Certification required by Rule 13a-14(b), dated November 8, 2004, by Richard R. Burnham, Chief Executive Officer, and Douglas B. Cannon, Chief Financial Officer***

** Filed herewith.
***Furnished herewith.