Form 10-K
period 2004-12-31
ODYSSEY HEALTHCARE INC
filed 2005-03-15
CIK 1129623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
(Registrant’s telephone number, including area code)
(214) 922-9711
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      At June 30, 2004, there were 36,637,413 shares of the registrant’s Common Stock outstanding. As of the same date, 35,443,677 shares of the Registrant’s Common Stock were held by non-affiliates of the registrant, having an aggregate market value of $667.1 million (based on the last sale price of a share of Common Stock on June 30, 2004 ($18.82), as reported on the Nasdaq National Market).
      At March 11, 2005, there were 34,319,464 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with the registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

FORM 10-K
ODYSSEY HEALTHCARE, INC.
For the Year Ended December 31, 2004

FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). All statements other than statements of historical facts contained in this report, including statements regarding our future financial position and results of operations, business strategy and plans and objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, which may cause our actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to the following:

•	general market conditions;

•	increases in inflation;

•	our dependence on patient referral sources and potential adverse changes in patient referral practices of those referral sources;

•	adverse changes in the Medicare cap limits and increases in our Medicare cap accrual;

•	adverse changes in reimbursement levels under Medicare and Medicaid programs;

•	effect of rising prices on labor, pharmacy, durable medical equipment and medical supplies;

•	impact of expensing stock options;

•	decline in patient census growth;

•	challenges inherent in and potential changes in our growth and expansion strategy;

•	our ability to attract and retain healthcare professionals and other key employees;

•	changes in state or federal income, franchise or similar tax laws and regulations;

•	adverse changes in the state and federal licensure and certification laws and regulations;

•	adverse results of regulatory surveys;

•	delays in or loss of licensure and/or certification;

•	government and private party legal proceedings and investigations;

•	adverse changes in the competitive environment in which we operate;

•	our ability to implement a new integrated billing and clinical management and electronic medical records system; and

•	our ability to obtain additional capital to finance growth and fund working capital.
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
Overview and Business Strategy

Overview
      Hospice services are designed to provide a wide range of care and services to terminally ill patients and their families. We are one of the largest providers of hospice care in the United States in terms of both patient census and number of Medicare-certified hospice programs. Odyssey started in 1996 with a single hospice program; at year-end 2004 we provided care from 74 Medicare-certified hospice programs in 30 states, and we are continuing to expand geographically. We increased our daily patient census 12.5% from the average daily census in December 2003, ending the year caring for an average of 7,643 patients and their families during the month of December 2004. Hospice has been a covered benefit under Medicare since 1983, and 92.5% of our net revenue comes from Medicare. See Note 16 — “Segment Reporting” to our consolidated financial statements for financial information related to our business segments.
      The first hospice in the United States opened in 1974. In 1982, Congress enacted legislation to create the Medicare hospice benefit, and hospice care became a covered Medicare benefit in 1983, separate and distinct from home healthcare and nursing home care. Medicare’s hospice benefit covers a broad range of palliative (or comfort) services, including counseling and psychosocial services for patients and their families.
      A patient is appropriate for hospice care if two physicians determine that in their best medical judgment the patient’s life expectancy is six months or less and the patient agrees to forego curative treatment for the patient’s terminal diagnosis. Medicare beneficiaries who are hospice appropriate and elect to receive hospice care have virtually all caregiving, medical equipment, supplies and drugs related to the terminal illness covered by Medicare.
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
      We assign each of our hospice patients to an interdisciplinary team, which assesses the clinical, psychosocial and spiritual needs of the patient and his or her family, develops a plan of care and delivers, monitors and coordinates that plan with the goal of providing appropriate care for the patient and his or her family. This interdisciplinary team approach offers significant benefits to hospice patients, their families and payors, including:

•	the provision of coordinated care and treatment;

•	clear accountability for clinical outcomes and cost of services; and

•	the potential reduction of stress and dysfunction of patients and their families.

      In contrast, the treatment of terminally ill patients outside the hospice setting often results in the patient receiving medical services from physicians, hospitals, home health agencies, skilled nursing facilities, home infusion therapy companies and/or pharmacies, with little or no effective coordination among the providers. This lack of coordination often results in a lack of clear accountability for clinical outcomes and the cost of services provided. The provision of services in this uncoordinated fashion may cause additional stress and dysfunction to patients and their families and result in higher costs. In addition, these patients and their families may not receive the psychosocial and bereavement counseling services provided as part of the Medicare hospice benefit.
      For a complete description of our hospice services, see “— Our Hospice Services and Centralized Support Center.”

Business Strategy
      Our stated mission is “To Serve All People During the End of Life’s Journey.” For us, that means providing quality, responsive care to all patients in our service areas who are appropriate for hospice, regardless of diagnosis or the treatment regimens necessary. It also means continuing to increase the number of patients and families we serve in our existing service areas and expanding into other geographical areas. The key components of our strategy include:
      Provide quality, responsive care: Our first priority is our patients and their families. Each patient is assigned an interdisciplinary team of caregivers that includes a physician, nurse, home health aide, social worker, chaplain, volunteer and other disciplines as needed. Our staffing ratios are in accordance with the guidelines set by the National Hospice and Palliative Care Organization, the professional organization for the hospice community. Our nurses and home health aides, for example, have an average patient caseload of approximately ten patients. Each of our 74 Medicare-certified hospice programs has a clinician responsible for compliance with the various regulations that govern us and for regular training of our caregivers. To monitor our quality, we survey the families of our patients, and in 2004 we implemented an improved survey process to help us better manage the quality of our services.
      Grow organically and through acquisitions: Our overall average daily patient census for the fiscal year increased 26.3% in 2004 from 6,019 in 2003 to 7,604 in 2004. Listed below are the sizes of our Medicare certified hospice programs for the quarter ended December 31, 2004. In general our program level margin increases as a program’s average daily patient census increases. Our objective is to continue to expand the number of programs we operate and increase the number of patients that each of our hospice programs serves, thus improving our site-level margins and leveraging our corporate overhead. Our overall margins were negatively impacted by the investments we made in the nine Medicare-certified hospice programs which we opened or acquired in the past twelve months.

Number of Medicare-
Certified Hospice
Programs at this
Daily Patient Census	Patient Census

0-50	19
51-100	17
101-200	31
200+	7

Organic Growth: 5% of our average daily patient census growth was organic, that is, growth of our existing programs, growth in acquired programs since the date of acquisition and starting up hospice programs in new geographic areas. Each of our hospice programs has a team of community education representatives (“CERs”) who work with referral sources in the healthcare community — primarily physicians, nursing homes, assisted living facilities and hospitals — to educate them about hospice care in general and our services in particular. At December 31, 2004, we had 226 CERs, who were supported by a centralized training and education department in our Support Center, the name for our corporate offices. Same store growth, that is, ADC growth of programs that have been Medicare certified for

12 months, was 7% in 2004. Since 1996, we have entered 24 communities through our start-up initiatives, including six in 2004.

Growth through selectively acquiring other hospices: A dedicated acquisitions team identifies, evaluates and acquires hospices which complement our existing geographic footprint. In 2003, approximately 2,450 hospices were in the United States, 56% of which were not-for-profit and 36% for profit. In 2004, we acquired three hospice programs with a total average daily patient census of approximately 500 at the time of the acquisition.

      Aggressively manage our costs: Our size allows us to take advantage of significant economies of scale and operational efficiencies. Administrative services such as human resources, salary administration and payroll, employee benefits, training, reimbursement, finance, accounting, legal, information systems and pharmacy management are handled for all our hospice programs through our Support Center in Dallas, Texas. Whenever possible, we have nationwide or regional contracts which allow us to benefit from purchasing volumes. We also have centralized acquisitions and start-up teams to focus on our acquisition and start-up initiatives.
Principal Office and State of Incorporation
      Our corporate offices are located at 717 N. Harwood, Suite 1500, Dallas, Texas 75201. Our telephone number is (214) 922-9711, and our website is www.odsyhealth.com. We were incorporated in Delaware in August 1995 and began operations in January 1996.
Hospice Services and Payment
      The Medicare hospice benefit covers the following services for palliative care, and we provide each of these services directly or by contracted arrangement:

•	Nursing care

•	Medical social services

•	Physician services

•	Patient counseling (dietary, spiritual and other)

•	General inpatient care

•	Medical supplies and equipment

•	Drugs for pain control and symptom management

•	Home health aide services

•	Homemaker services

•	Therapy (physical, occupational and speech)

•	Respite inpatient care (a limited period of relief for the primary caregivers by placing the patient in an inpatient setting or nursing home)

•	Family bereavement counseling
      Medicare is the largest payor for hospice services. For patients not eligible for Medicare, many private insurance companies and most states with a Medicaid hospice benefit offer substantially similar services for patients and families and substantially similar payment schedules to hospice providers.
      The Medicare hospice benefit has always covered prescription drugs for palliative purposes. Even though recent legislation added coverage for prescription drugs to Medicare, hospices are still required to cover drugs for palliative care. Thus, beneficiaries in hospice care will continue to be covered for symptom management of their terminal illness through the hospice benefit. Drugs for conditions unrelated to the terminal illness may be covered through the optional Medicare drug benefit.

      While the hospice benefit is designed for patients with six months or less to live, a patient’s hospice services can continue for more than six months as long as the patient remains eligible. Initially, both the hospice medical director and the patient’s attending physician must certify that in their best medical judgment the patient’s life expectancy is six months or less. The initial certification is followed by recertifications 90 and 180 days later. At each time interval, one doctor must re-certify the patient’s life expectancy is six months or less on a look-forward basis, that is, not counting the days that have elapsed since the initial certification. Subsequently, a beneficiary may qualify for an unlimited number of 60-day benefit periods.
      While under hospice care, the patient can continue to access the Medicare system for medical conditions unrelated to the patient’s terminal diagnosis. At any time, a Medicare beneficiary may discontinue hospice care and revert to full Medicare coverage.
      Medicare primarily makes per diem payments to hospices for each day a beneficiary is enrolled for care. The per diem payment structure is based on four levels of care (see below); the majority of care provided is routine home care. Medicare per diem payments are constant, regardless of patient diagnosis or services provided and only vary by geographic location.

Our Current
Reimbursement Range
Level of Care	Description of Care	(dependent on location)

Routine Home Care	Hospice services provided in the patient’s home or other residence. Accounted for 98.1% of our total days of care in 2004.	$107.67-$168.82
Continuous Home Care	Continuous care provided in the patient’s home or other residence during period of crisis to manage acute pain or other medical symptoms for a minimum of eight hours per day, with nursing care accounting for at least half of the care provided. Paid on hourly basis. Accounted for 0.2% of our total days of care in 2004.	$628.37-$985.31
General Inpatient Care	Care provided in a hospital or other inpatient facility to manage acute pain and other medical symptoms that cannot be managed effectively in a home setting. Accounted for 1.5% of our total days of care in 2004.	$483.29-$736.73
Respite Inpatient Care	Care provided for up to five days in a hospital or other inpatient facility to relieve the patient’s family or other caregivers. Accounted for 0.2% of our total days of care in 2004.	$114.51-$164.35
      Medicare payment schedules are updated annually based on the hospital market basket index, and payments are wage indexed to reflect healthcare labor costs across the country. The table below lists Medicare hospice base rate increases for the past five years, including the April 1, 2001 increase as a result of the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000. These rate increases do not include the effect of wage indexing.

Effective Date of Rate Increase	Percentage Increase

October 1, 2000	2.9%
April 1, 2001	5.0%
October 1, 2001	3.2%
October 1, 2002	3.4%
October 1, 2003	3.4%
October 1, 2004	3.3%

Hospice Utilization and Market Opportunity
      We believe that the following trends in hospice utilization and the aging population are positive indicators for the hospice industry:
      Acceleration in Hospice Use: The number of Medicare beneficiaries electing hospice care has increased from 340,000 in 1994 to 885,000 in 2002, to an estimated 950,000 in 2003, according to the National Hospice and Palliative Care Organization. According to the Centers for Medicare and Medicaid Service (“CMS”), spending for hospice care has grown from less than $2 billion in 1995 to $5.9 billion in 2003. Hospice use has also increased considerably among Medicare patients in nursing facilities and those with non-cancer diagnoses. From 1992 to 2000, use of hospice by beneficiaries in nursing facilities grew from 11% to 36% and the percentage of new hospice patients with non-cancer diagnoses rose from 24% to 49%. According to the Medicare Payment Advisory Commission (“MedPAC”) 2002 report to Congress, 60% of Medicare beneficiaries who die of cancer use hospice care and growth has been substantial among patients with non-cancer diagnoses and among patients in nursing homes. Approximately 40.6% of our patients resided in nursing homes and other long-term care facilities in 2004 and approximately 33% of our 2004 admissions were diagnosed with cancer.
      Length of Stay: Between 2001 and 2002 the average length of stay for a Medicare beneficiary in hospice care increased from 50 days to 55 days. From 1998 to 2002, more than 25 percent of Medicare patients dying in hospice stayed less than a week; however, according to the MedPAC report, stays are getting longer. The June 2004 MedPAC report to Congress states that these figures suggest a consistent subset of the hospice population has short lengths of stay, while longer lengths of stay for the remaining beneficiaries drove up the average. Our average length of stay in 2004 was 80 days.
      Aging Population in the United States: Approximately 85% of our patients are age 65 and over. According to the 2000 census conducted by the United States Census Bureau, an estimated 35.0 million persons, or approximately 12.4% of the total United States population, were age 65 or over. The United States Census Bureau projects that the population of persons age 65 and over will rise to an estimated 53.7 million, or approximately 16.5% of the total United States population, by the year 2020.
Our Hospice Services and Centralized Support Center
      Our 74 Medicare-certified hospice programs are comprised of teams of caregivers, clinicians responsible for assuring Medicare compliance, admissions coordinators, CERs and a small administrative staff. Administrative functions such as human resources, salary administration and payroll, employee benefits, training, reimbursement, finance, accounting, legal and information systems are handled for all our hospice programs at our centralized Support Center.
      Caregivers: We provide a full range of hospice services (see “— Hospice Services and Payment” for list of services and levels of care). At the time of admission to our hospice program, each patient is assigned to an interdisciplinary team of caregivers including a physician, nurse, home health aide, social worker and chaplain. In addition, we have trained volunteers, managed by a volunteer coordinator, who provide non-medical support services such as running errands or providing companionship to the patient. Our care is designed to provide pain and symptom relief for the patient, but it extends beyond the patient’s physical needs: nurses counsel families and loved ones on caring for patients and expectations as the terminal condition progresses; social workers and spiritual care coordinators assist the patient and the family as appropriate; therapists, dieticians and other disciplines are assigned as needed and bereavement coordinators provide various support services to families and loved ones for at least 13 months after the patient’s death.
      Our medical directors are physicians who are on contract with us to provide certain clinical and administrative services, including oversight of patient care and weekly participation in interdisciplinary team meetings to review their patients.
      At the time of a patient’s admission, the nurse responsible for the patient develops a plan of care, which delineates the services, supplies and medications the patient will receive. The plan of care varies by patient and family situation and changes as the patient’s condition evolves. However, a typical plan of care would include several visits by a nurse and home health aide weekly and the services of social workers, chaplains and volunteers as appropriate for the particular patient and family situation. In the days immediately after a patient’s admission and in the time shortly before the patient’s death, the needs of the patient and family tend to be more intensive. Our services are available 24 hours a day, seven days a week.
      Community Education Representatives: Unlike many other hospices in the country, each of our hospice programs has approximately two to six CERs who educate the healthcare community about hospice in general and our company specifically. CERs work primarily with our referral sources, which include physicians, hospital discharge planners, long-term care facilities, assisted living facilities and managed care and insurance companies. CERs utilize educational materials, most of which are available in seven different languages, prepared by our centralized training and education staff.
      Increasing Our Patient Census: The average daily patient census, which is one of the most important indicators of our financial results, is a function of our admissions and changes in our patients’ average length of stay. These factors are not only influenced by the quality of care we provide and the work of our CERs with referral sources, but also by the aging population in this country and the increasing acceptance and understanding of hospice. In 2004, our average daily patient census was 7,604, an increase of 26.3% over 2003; admissions were 31,231, an increase of 16.7% over 2003; and our average length of stay was 80 days, an 8.1% increase over 2003. While we seek to increase admissions, we do not attempt to manage our caseload for specific objectives related to lengths of stay.
      Where We Provide Our Care: In 2004, 59.4% of our patients resided in their own homes; 40.6% resided in nursing homes and other long-term care facilities, including assisted living facilities, which Medicare considers the patient’s residence. We have contractual arrangements with these long-term care facilities to provide hospice care to our patients who reside in those facilities.
      Each of our hospice programs also has contracts with inpatient facilities, including hospitals or skilled nursing facilities, to provide general inpatient care and respite inpatient care. In addition, in five communities we operate our own inpatient hospice facilities, which in total have 73 beds. In 2005 we plan to expand the number of inpatient facilities we operate where we believe the healthcare community is receptive to their use.
      Medicare-Covered Care: The Medicare hospice benefit, which is similar to the benefits provided under Medicaid and most commercial insurance, is designed to provide palliative care, that is, pain and symptom relief, rather than curative care. In addition to hospice services provided by our caregivers, we provide medical supplies (such as bandages and catheters), durable medical equipment (such as hospital beds and wheelchairs), and drugs for pain and symptom relief related to the terminal diagnosis. We have a nationwide contract with a supplier of medical supplies and local or regional contracts for medical equipment and drugs. In the second quarter of 2004, we implemented a nationwide drug formulary that is symptom and, in some cases, disease specific. Other drugs are also available when those specified in the formulary are inadequate for pain and symptom relief related to the terminal diagnosis. As a result of the nationwide formulary and an electronic adjudication system that we began implementing in our hospice programs in 2004, we reduced our pharmacy costs per patient per day from $9.59 in the first quarter of 2004 to $7.78 in the fourth quarter of 2004.

      Diagnoses: The following table lists the terminal diagnosis by disease for our admissions in 2002 through 2004. While some patients may have multiple medical conditions, the referring physician designates a primary disease as the terminal diagnosis.

	Percentage of
	Patients Admitted
	by Primary Diagnosis

Primary Diagnosis	2002	2003	2004

Cancer	37%	35%	33%
End-stage heart disease	19	20	21
Dementia	18	19	17
Debility	8	10	12
Lung disease	7	8	8
End-stage kidney disease	3	3	3
End-stage liver disease	2	2	2
Other	6	3	4

Totals	100%	100%	100%
Hospice Programs, Inpatient Facilities and Support Center
      Hospice Programs and Inpatient Facilities: Below is a listing of our hospice programs that were Medicare-certified as of December 31, 2004.

Alabama
Birmingham
Mobile
Montgomery
Arizona
Phoenix (two inpatient
 facilities)(1)
Tucson (one inpatient facility)(1)
Arkansas
Little Rock
California
Bakersfield
Los Angeles (West Covina)
Orange County (Garden Grove)
Palm Springs (Rancho Mirage)
San Bernardino
San Diego
San Jose (Campbell)
Colorado
Colorado Springs
Denver
Delaware
Wilmington	Georgia
Athens
Atlanta (one inpatient facility)(1)
Savannah
Valdosta
Illinois
Chicago (Arlington Heights)
Chicago — South (Chicago)
Indiana
Indianapolis
Kansas
Wichita
Louisiana
Baton Rouge
Lake Charles
New Orleans (Metairie)
Shreveport
Michigan
Detroit (Southfield)
Mississippi
Gulf Coast (Gulfport)
Jackson	Missouri
Kansas City
St. Louis
Nebraska
Omaha
Nevada
Las Vegas (one inpatient
 facility)(1)
New Jersey
New Jersey (Piscataway)
New Mexico
Albuquerque
Santa Fe
North Dakota
Fargo(2)
Ohio
Cincinnati (Blue Ash)
Cleveland (Mayfield Heights)
Columbus (Reynoldsburg)
Toledo (Maumee)
Oklahoma
Oklahoma City
Tulsa
Oregon
Portland
Pennsylvania
Allentown
Philadelphia (Warminster)
Pittsburgh
Rhode Island

Providence (Warwick) South Carolina Charleston (North Charleston) Tennessee Memphis Nashville	Texas Amarillo (one inpatient facility)(1) Austin Baytown Beaumont Big Spring Brownsville Conroe Dallas El Paso Fort Worth Houston Odessa San Antonio Temple Waxahachie	Utah Salt Lake City (3) (Centerville) St. George Virginia Arlington (Vienna) Norfolk (Virginia Beach) Richmond Wisconsin Milwaukee (West Allis)
_______________

(1)	Each of our inpatient facilities has 11 beds, except for our facility in Las Vegas, Nevada, which has 22 beds and our facility in Amarillo, Texas, which has 7 beds.

(2)	We will cease operations in our Fargo, North Dakota in early 2005.

(3)	Salt Lake City, Utah has an alternate delivery site located in Ogden, Utah.
      Support Center: Our corporate office in Dallas, Texas, which we call the Support Center, provides centralized services and resources for each of our hospice programs including financial accounting systems such as reimbursement, accounts payable and payroll; information and telecommunications systems; clinical support services; human resources; regulatory compliance and quality assurance; communications; training; and legal support.
      We utilize a variety of software programs to manage our operations. Various electronic management reports assist in labor utilization and productivity and show operating trends of our various hospice programs. To manage drug costs, in 2004 we implemented a new electronic data collection and claims adjudication system to assist us in tracking drug utilization in our hospice programs. We utilize our intranet system to assist in standardizing our operational procedures and for certain training. We utilize a tracking system to manage contact and relationship data associated with our CERs and their referral networks. We regularly evaluate relevant technology that could enhance business processes and efficiency, and expect to acquire and begin implementation of a new integrated billing, clinical management and electronic medical records system in 2005.
Government Regulation and Payment Structure
      The healthcare industry and our hospice programs are subject to extensive federal and state regulation. Our hospice programs are licensed as required under the laws of the states where we provide service as either hospices or home health agencies, or both. In addition, our hospice programs must meet conditions of participation to be eligible to receive payments under the Medicare and Medicaid programs. Like many healthcare organizations, we undergo periodic surveys by governmental authorities to assure compliance with state licensing and the Medicare conditions of participation.
      What are Medicare and Medicaid? Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to Social Security benefits who are 65 years of age or older or who are disabled. Medicaid is a health insurance program jointly funded by state and federal governments to provide medical assistance to qualifying low-income persons. Twenty-eight of the 30 states in which we currently operate offer Medicaid hospice services. We have not been adversely affected by the absence of a Medicaid benefit in the two states in which we currently provide service that do not have a Medicaid hospice benefit. We cannot assure that the various states will not change or eliminate their Medicaid hospice benefits nor can we assure that Congress will not change the Medicare hospice benefit.
      Medicare Conditions of Participation. The Medicare program requires each of our hospice programs to satisfy prescribed conditions of participation to be eligible to receive payments from Medicare. These conditions of participation describe requirements associated with the management and operations of the hospice program. Compliance with the conditions of participation is monitored by state survey agencies designated by the Medicare program. In some cases, failure to comply with the conditions may result in payment denials, the imposition of fines or penalties or the implementation of a corrective action plan. In extreme cases or cases where there is a history of repeat violations, a state survey agency may recommend a suspension of new admissions to the program or termination of the program in its entirety.
      The Medicare conditions of participation for hospice programs include the following:

•	Governing Body. Each hospice must have a governing body that assumes full responsibility for the policies and the overall operation of the hospice and for ensuring that all services are provided in a manner consistent with accepted standards of practice. The governing body must designate one individual who is responsible for the day-to-day administrative operations of the hospice.

•	Direct Provision of Core Services. Medicare limits those services for which the hospice may use individual independent contractors or contract agencies to provide care to patients. Specifically, substantially all nursing, social work and counseling services must be provided directly by hospice employees meeting specific educational and professional standards. During periods of peak patient loads or under extraordinary circumstances, the hospice may be permitted to use contract workers, but the hospice must agree in writing to maintain professional, financial and administrative responsibility for the services provided by those individuals or entities.

•	Medical Director. Each hospice must have a medical director who is a physician and who assumes responsibility for overseeing the medical component of the hospice’s patient care program.

•	Professional Management of Non-Core Services. A hospice may arrange to have non-core services such as therapy services, home health aide services, medical supplies or drugs provided by a non-employee or outside entity. If the hospice elects to use an independent contractor to provide non-core services, however, the hospice must retain professional management responsibility for the arranged services and ensure that the services are furnished in a safe and effective manner by qualified personnel, and in accordance with the patient’s plan of care.

•	Plan of Care. The patient’s attending physician, the medical director or designated hospice physician, and the interdisciplinary team must establish an individualized written plan of care prior to providing care to any hospice patient. The plan must assess the patient’s needs and identify services to be provided to meet those needs and must be reviewed and updated at specified intervals.

•	Continuation of Care. A hospice may not discontinue or reduce care provided to a Medicare beneficiary if the individual becomes unable to pay for that care.

•	Informed Consent. The hospice must obtain the informed consent of the hospice patient, or the patient’s representative, that specifies the type of care services that may be provided as hospice care.

•	Training. A hospice must provide ongoing training for its employees.

•	Quality Assurance. A hospice must conduct ongoing and comprehensive self-assessments of the quality and appropriateness of care it provides and that its contractors provide under arrangements to hospice patients.

•	Interdisciplinary Team. A hospice must designate an interdisciplinary team to provide or supervise hospice care services. The interdisciplinary team develops and updates plans of care, and establishes policies governing the day-to-day provision of hospice services. The team must include at least a physician, registered nurse, social worker and spiritual or other counselor. A registered nurse must be designated to coordinate the plan of care.

•	Volunteers. Hospice programs are required to recruit and train volunteers to provide patient care services or administrative services. Volunteer services must be provided in an amount equal to at least five percent of the total patient care hours provided by all paid hospice employees and contract staff.

•	Licensure. Each hospice and all hospice personnel must be licensed, certified or registered in accordance with applicable federal, state and local laws and regulations.

•	Central Clinical Records. Hospice programs must maintain clinical records for each hospice patient that are organized in such a way that they may be easily retrieved. The clinical records must be complete and accurate and protected against loss, destruction and unauthorized use.
      In addition to the conditions of participation governing hospice services generally, Medicare regulations also establish conditions of participation related to the provision of various services and supplies that many hospice patients receive from us. These services include therapy services (such as physical therapy, occupational therapy and speech-language pathology), home health aide and homemaker services, pharmaceuticals, medical supplies, short-term inpatient care and respite inpatient care, among other services.
      Surveys. Like many healthcare organizations, our hospice programs undergo surveys by federal and state governmental authorities to assure compliance with both state licensing laws and regulations and the Medicare conditions of participation. As is common in the healthcare community, from time to time, we receive survey reports containing statements of deficiencies for alleged failure to comply with the various regulatory requirements. We review these reports, prepare responses and take appropriate corrective action, if required. The reviewing agency is generally authorized to take various adverse actions against a hospice program found to be in non-compliance, including the imposition of fines or suspension or revocation of a hospice program’s license. If this adverse action were taken against any of our hospice programs, this action could materially adversely affect that hospice program’s ability to continue to operate and to participate in the Medicare and Medicaid programs. This could materially adversely affect our net patient service revenue and profitability. None of our hospice programs has been suspended at any time from participation in the Medicare or Medicaid programs or had its state licensure suspended or revoked. In 2004 we had 73 surveys, including 9 surveys for initial certification. We believe that each of our hospice programs is in material compliance with applicable licensing and certification requirements.
      Certificate of Need Laws and Other Restrictions. Some states have certificate of need (“CON”) laws that require state approval prior to opening new healthcare facilities or expanding services at existing healthcare facilities. Approval under CON laws is generally conditioned on the showing of a demonstrable need for services in the community, and approximately fourteen states have CON laws that apply to hospice services. However, some states with CON requirements permit the transfer of a CON from an existing provider to a new provider. We entered Nashville, Tennessee, in 1998, Memphis, Tennessee, in 2003, and Little Rock, Arkansas, in 2001, by acquiring existing hospices that had met the CON requirement. In the future, we may seek to develop or acquire hospice programs in other states that may have CON laws. While several states have abolished CON laws and other states do not apply them to hospice services, these laws could adversely affect our ability to expand services at our existing hospice programs or to make acquisitions or develop hospices in new or existing geographic markets.
      In addition, Florida and New York, have additional laws that restrict the development and expansion of hospice programs. Florida does not permit the operation of a hospice program by a for-profit corporation, unless the for-profit hospice was incorporated on or before July 1, 1978. Under Florida law an exempt hospice may transfer its operations and license to another for-profit entity. Under New York law, a hospice cannot be owned by a corporation that has another corporation as a stockholder.
      While these additional state restrictions affect our ability to expand into these states and other jurisdictions with similar restrictions, we have taken steps to enter Florida. In 2004, Florida approved our CON application to provide services in Flagler and Volusia counties (Daytona Beach). We are currently licensed by the state and are providing service; however, we are awaiting Medicare certification. We were also awarded a CON for Dade and Monroe counties (Miami), however, the approval of our CON application by the state is being challenged by an incumbent hospice provider, which will necessitate an administrative trial.

We have established a not-for-profit subsidiary, Hospice of the Palm Coast, Inc. (“HPC”), to comply with the Florida organizational restriction. The financial results of HPC are included in our consolidated financial statements. However, HPC profits after management fees and certain intercompany loan repayments will be subject to certain legal restrictions on the ability of Florida not-for-profit corporations to pay dividends.
      Limits on the Acquisition or Conversion of Non-Profit Health Care Corporations. An increasing number of states require government review, public hearings and/or government approval of transactions in which a for-profit entity proposes to purchase or otherwise assume the operations of a non-profit healthcare facility or insurer. Heightened scrutiny of these transactions may significantly increase the costs associated with future acquisitions of non-profit hospice programs in some states, otherwise increase the difficulty in completing those acquisitions or prevent them entirely. We cannot assure you that we will not encounter regulatory or governmental obstacles in connection with our acquisition of non-profit hospice programs in the future.
      Professional Licensure and Participation Agreements. Many of our employees are subject to federal and state laws and regulations governing the ethics and practice of their chosen profession, including physicians, physical, speech and occupational therapists, social workers, home health aides, pharmacists and nurses. In addition, those professionals who are eligible to participate in the Medicare, Medicaid or other federal health care programs as individuals must not have been excluded from participation in those programs at any time.
Overview of Government Payments
      Substantially all of our net patient service revenue is attributable to payments received from the Medicare and Medicaid programs. 96.9% and 96.6% of our net patient service revenue for the years ended December 31, 2003 and 2004, respectively, were attributable to Medicare and Medicaid payments. Payment from Medicare and Medicaid is affected by budgetary pressures and is subject to changes in legislation and regulation. Our revenues and profitability, similar to many other healthcare providers, are subject to the effect of legislative or regulatory payment changes and to possible reductions in coverage or payment rates by private third-party payors.
      As with most government programs, Medicare and Medicaid are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, and freezes and funding reductions, all of which may adversely affect payments to us. Reductions or changes in Medicare or Medicaid funding could significantly affect our results of operations. We cannot predict at this time whether any additional healthcare reform initiatives will be implemented or whether other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system will occur.
      Medicare. Medicare pays us based on a prospective payment system under which we receive one of four predetermined daily or hourly rates based on the level of care (See “— Hospice Services and Payment”). These rates are currently subject to annual adjustments for inflation and are also adjusted annually based on geographic location.
      The Medicare program has entered into contracts with managed care companies to provide a managed care benefit to electing Medicare beneficiaries. These managed care programs are often referred to as Medicare HMO programs or Medicare advantage programs. Our payments for services provided to Medicare beneficiaries enrolled in Medicare HMO programs are processed in the same way and at the same rates as those of traditional Medicare fee-for-service beneficiaries.
      Direct patient care physician services delivered by physicians contracted with us are billed separately by us to the Medicare fiscal intermediary and paid at the lesser of the actual charge or 100% of the Medicare allowable charge for these services. This payment is in addition to the daily rates we receive for hospice care. Payment for our contractual physicians’ administrative and general supervisory activities are included in the daily payment rates discussed above. Payments for a patient’s attending physician’s professional services, other than services furnished by physicians contracted with us, are not paid to us, but rather are paid directly to the attending physician by the Medicare carrier based on the Medicare physician fee schedule. Physician services represented 0.5% and 0.6% of our net patient service revenue for 2003 and 2004, respectively.

The Medicare Cap. Various provisions were included in the legislation creating the Medicare hospice benefit to manage the cost to the Medicare program for hospice, including the patient’s waiver of curative care requirement, the six-month terminal prognosis requirement and the Medicare payment caps. The Medicare hospice benefit includes two fixed annual caps on payment, both of which are assessed on a program-by-program basis. One cap is an absolute dollar amount; the other limits the number of days of inpatient care. We had 74 Medicare-certified hospice programs at December 31, 2004. The caps are calculated from November 1 through October 31 of the following year.

Dollar Amount Cap. The Medicare revenue paid to a hospice program from November 1 to October 31 of the following year may not exceed the annual cap amount which is calculated by using the following formula:

Number of admissions to the program by patients who are electing to receive their Medicare hospice benefit for the first time multiplied by a factor which for the November 1, 2003 through October 31, 2004 Medicare cap year is $19,636.

The multiplier factor is reduced proportionally for patients who transferred in or out of our hospice services. If Medicare follows its schedule of prior years, the multiplier factor for the November 1, 2004 to October 31, 2005 Medicare cap year will be provided during the summer of 2005. The following table shows the multiplier factor for the past three years. The multiplier factor is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed.

Medicare Cap	Multiplier Factor
Year Ending	or Cap Amount

2002	$17,391
2003	$18,661
2004	$19,636

We first exceeded this cap in 2003 and refunded approximately $0.5 million, or 0.2%, of our total net patient service revenue received during the November 1, 2002 to October 31, 2003, Medicare cap year. Since 2003 we have made accruals as appropriate each quarter based on revenues and admissions for each of our hospice programs. In 2004, we accrued $2.1 million, or 0.6%, of our total net patient service revenue. While we make quarterly accruals of amounts we believe are appropriate, the final cap calculation is based on admissions and revenue for the 12-month Medicare cap year so that a hospice program that exceeds the cap in one quarter could potentially have no cap exposure for the entire Medicare cap year. For the November 1, 2003 to October 31, 2004 Medicare cap year, we accrued approximately $1.8 million, or 0.1%, of our total net patient service revenue. The annual audit of our programs for cap by the fiscal intermediaries (essentially Medicare payment processing agents) generally occurs in the first half of the calendar year for the Medicare cap year that ended on the prior October 31st. See “Item 7. Management’s Analysis of Financial Condition and Results of Operations — Medicare Regulation.”

Inpatient Care Cap. A hospice program’s inpatient care days, either general inpatient or respite care and regardless of setting, may not exceed 20% of its total patient care days in the Medicare cap year. None of our hospice programs has exceeded the inpatient care cap.
      We cannot assure you that one or more of our hospice programs will not exceed the Medicare cap amounts in the future.
      Fiscal Intermediary Reviews. Medicare contracts with four fiscal intermediaries to process hospice claims and periodically conduct focused medical reviews and other audits on hospice claims. During late 2003 and 2004, certain fiscal intermediaries increased their review of claims for hospice patients with non-cancer diagnoses and the use of inpatient facilities. During a regular review of one of our hospice programs, the fiscal intermediary requests a small number of patient charts to review for hospice appropriateness (that is, clinical documentation that supports the patient’s terminal prognosis) and various required documents such as physician signatures and certifications. Our clinical and regulatory affairs department routinely performs mock reviews and surveys to help assure our compliance with Medicare and state laws and regulations. We routinely challenge claim denials which we believe are unjustified. While we believe that our review results to date are satisfactory, routine review and focused medical reviews of our hospice programs could result in material recoupments or denials of claims.
      In addition to the denial of claims, reviews by fiscal intermediaries can impact our cash flow and days sales outstanding in two ways. First, in some cases we delay the bill processing of claims undergoing a review by the fiscal intermediary. Second, Medicare has a claims processing procedure known as sequential billing which prevents hospice programs from billing for a period of service for a patient before the prior billed period has been reimbursed. These delays can reduce our cash flow and increase our days sales outstanding.
      Medicare Six-Month Eligibility Rule. In order for a Medicare beneficiary to qualify for the Medicare hospice benefit, two physicians must certify that in their best medical judgment the beneficiary has less than six months to live, assuming the disease runs it normal course. In addition, the Medicare beneficiary must affirmatively elect hospice care and waive any rights to other Medicare benefits related to the terminal diagnosis. Medicare and other payor sources recognize that terminal illnesses are not entirely predictable, and patients may continue to receive hospice service if the hospice medical director or the patient’s attending physician recertify at time intervals prescribed by law that the patient’s life expectancy, on a look-forward basis, continues to be less than six months. The recertifications are required 90 and 180 days after admission and every 60 days thereafter. No limits exist on the number of periods that a Medicare beneficiary may be recertified. A Medicare beneficiary may revoke his or her election at anytime and resume receiving regular Medicare benefits.
      Medicaid. Medicaid is a state-administered program financed by state funds and matching federal funds to provide medical assistance to the indigent and certain other eligible persons. In 1986, hospice services became an optional state Medicaid benefit. For those states that elect to provide a hospice benefit, Medicaid is required to pay us rates that are at least equal to the hospice rates paid by Medicare. Currently, 45 states and the District of Columbia provide hospice coverage to their Medicaid beneficiaries.
      Long-Term Care Facility Residents. For our patients who receive nursing home care under state Medicaid programs in states other than Arizona, Oklahoma, Pennsylvania and South Carolina, the applicable Medicaid program pays us an amount equal to no more than 95.0% of the Medicaid per diem nursing home rate for “room and board” services furnished to the patient by the nursing home in addition to the applicable Medicare or Medicaid hospice per diem payment. Then, pursuant to our standard agreements with nursing homes, we pay the nursing home for these “room and board” services at a rate equal to 100.0% of the full Medicaid per diem room and board. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Expenses.”
Other Healthcare Regulations
      Fraud and Abuse Laws. Provisions of the Social Security Act, commonly referred to as the fraud and abuse provisions, prohibit the filing of false or fraudulent claims with Medicare or Medicaid and the payment or receipt of any form of remuneration in return for the referral of Medicare or Medicaid patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or Medicaid programs. Violation of these provisions could constitute a felony criminal offense and applicable sanctions including imprisonment of up to five years, criminal fines of up to $25,000, civil money penalties of up to $50,000 per act plus three times the amount claimed or three times the remuneration offered and exclusion from the Medicare and Medicaid programs. Many states have adopted similar prohibitions against payments that are intended to induce referrals of Medicaid and other third-party payor patients.
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
      From time to time, various federal and state agencies, such as the Department of Human Services, issue a variety of pronouncements, including fraud alerts, the Office of Inspector General’s Annual Work Plan and other reports, identifying practices that may be subject to heightened scrutiny. For example, in March 1998, the OIG issued a special fraud alert titled “Fraud and Abuse in Nursing Home Arrangements with Hospices.” This special fraud alert focused on payments received by nursing homes from hospices. The OIG also issued a voluntary Compliance Program Guidance for Hospices in September 1999. We believe that we are in material compliance with all applicable federal and state fraud and abuse laws. However, we cannot assure that these laws will not be interpreted in the future in such a way as to cause us to be in violation of these laws.
      HIPAA Fraud and Abuse Provisions. Portions of the Health Insurance Portability and Accountability Act of 1996 (“HIPPA”) impose civil monetary penalties in cases involving the fraud and abuse laws or contracting with excluded providers. In addition, HIPAA created new statutes making it a felony to engage in fraud, theft, embezzlement, or the making of false statements with respect to healthcare benefit programs, including private and government programs. In addition, federal enforcement agencies can exclude from the Medicare and Medicaid programs any investors, officers and managing employees associated with business entities that have committed healthcare fraud, even if the individual had no first-hand knowledge of the fraud.
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
      False Claims Act. In addition to federal fraud and abuse laws, under separate statutes, the submission of claims for items and services that are “not provided as claimed” may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in federally funded healthcare programs, including the Medicare and Medicaid programs. These false claims statutes include the Federal False Claims Act. Under the Federal False Claims Act, in addition to actions being initiated by the federal government, a private party may bring an action on behalf of the federal government. These private parties, are often referred to as qui tam relators, and are entitled to share in any amounts recovered by the government. Both direct enforcement activity by the government and qui tam actions have increased significantly in recent years and have increased the risk that a healthcare company, like us, will have to defend a false claims action, pay fines or be excluded from the Medicare and/or Medicaid programs as a result of an investigation arising out of this type of an action. Many states have enacted similar laws providing for the imposition of civil and criminal penalties for the filing of fraudulent claims. Because of the complexity of the government regulations applicable to our industry, we cannot assure that we will not be the subject of one or more actions under the False Claims Act or similar state law. See “Item 3. Legal Proceedings” for a discussion of the investigation of us by the Civil Division of the U.S. Department of Justice under the False Claims Act.

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
      Hospice care is not specifically enumerated as a health service subject to this prohibition; however, some of the ten designated health services under the Stark Law, including physical therapy, pharmacy services and certain infusion therapies, are among the specific services furnished by our hospice programs. Regulations interpreting the Stark Law currently provide that compensation arrangements between referring physicians and a hospice will not violate the Stark Law. We cannot assure you, however, that future regulatory changes will not result in us becoming subject to the Stark Law’s prohibition in the future.
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

Regulation Governing the Privacy and Transmission of Healthcare Information
      In addition to its antifraud provisions, HIPAA also requires improved efficiency in healthcare delivery by standardizing electronic data interchange and by protecting the confidentiality and security of individual health data. More specifically, HIPAA calls for:

•	standardization of certain electronic patient health, administrative and financial data;

•	privacy standards protecting the privacy of individually identifiable health information; and

•	security standards protecting the confidentiality and integrity of electronically held individually identifiable health information.
      In August 2000, final regulations establishing standards for electronic data transactions and code sets, as required under HIPAA, were released. These standards are designed to allow entities within the healthcare industry to exchange medical, billing and other information and to process transactions in a more timely and cost effective manner. Modifications to the electronic data transactions and code sets standards were issued on February 20, 2003, and further modifications were issued on March 10, 2003.

      The HIPAA privacy standards are designed to protect the privacy of certain individually identifiable health information. The privacy standards have required us to make certain updates to our policies and procedures and conduct training for our employees surrounding these standards. We currently estimate that we will incur additional HIPAA compliance costs in 2005 and beyond, particularly with regard to the implementation of the final security rule requirements, which must be completed by April 21, 2005. Sanctions for failing to comply with the HIPAA privacy rules could include civil monetary penalties of $100 per incident, up to a maximum of $25,000 per person, per year, per standard. The final rule also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm.
      We continue to evaluate and update our processes and procedures to meet the requirements of the new standards; however, we cannot assure you that all of the parties with whom we do business will be in compliance with HIPAA. We do not believe our ongoing implementation to comply with HIPAA will have a material impact on our consolidated financial position, results of operations or cash flows.
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
      Our operations are subject to periodic survey by government entities to assure compliance with applicable state licensing and Medicare and Medicaid certification. From time to time in the ordinary course of business, we, like other healthcare companies, receive survey reports containing deficiencies for alleged failure to comply with applicable requirements. We review these reports and take appropriate corrective action. The failure to take corrective action or to obtain, renew or maintain any of the required regulatory approvals, certifications or licenses could materially adversely affect our business and could prevent our hospice programs involved from offering services to patients. In addition, laws and regulations often are adopted to regulate new products, services and industries. We cannot assure that either the states or the federal government will not impose additional regulations upon our activities that might adversely affect us.
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
      A substantial number of hospice programs which could be potential acquisition targets for us are operated by not-for-profit entities. Some states require government review, and in some cases approval, of transactions in which a not-for-profit entity sells a healthcare facility or business. This increased scrutiny may increase the difficulty in completing or prevent the completion of acquisitions of not-for-profit hospice programs. We have acquired two not-for-profit hospice programs and did not encounter any substantial regulatory or governmental obstacles to our acquisition or integration of those hospice programs. We cannot, however, assure that we will not encounter regulatory or governmental obstacles in connection with our acquisition of not-for-profit hospices in the future.
      We maintain an internal corporate compliance program and from time to time retain regulatory counsel for guidance on applicable laws and regulations. However, we cannot assure that our practices, if reviewed, would be found to be in compliance with applicable federal and state laws, as the laws ultimately may be interpreted.

Compliance and Continuous Quality Improvement Programs
      Compliance Program: We have a comprehensive company-wide compliance program. Our compliance program provides for:

•	the appointment of a compliance officer and committee;

•	adoption of a corporate code of business conduct and ethics;

•	employee education and training;

•	implementation of an internal system for reporting concerns on a confidential, anonymous basis;

•	ongoing internal auditing and monitoring programs; and

•	a means for enforcing the compliance program policies.
      As part of our ongoing internal auditing and monitoring programs, at least annually we conduct periodic internal regulatory audits and mock surveys at each of our Medicare-certified hospice programs. If a program does not achieve a satisfactory rating, we require it to prepare and implement a plan of correction. We then perform a follow-up audit and survey to verify that all deficiencies identified in the initial audit and survey have been corrected.
      Continuous Quality Improvement: As required under the Medicare conditions of participation, we have a continuous quality improvement program in place. Our continuous quality improvement program involves:

•	on-going education of staff and quarterly continuous quality improvement meetings at each of our hospice programs and at our Support Center;

•	quarterly comprehensive audits of patient charts performed by each of our hospice programs; and

•	at least once a year, a comprehensive audit of patient charts performed on each of our hospice programs by our clinical compliance staff.
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
Competition
      Hospice care in the United States is competitive. Because payments for hospice services are primarily paid on a per diem basis, we compete primarily on our ability to deliver quality, responsive services. The hospice care market is highly fragmented, and we compete with a large number of organizations, some of which have or may obtain significantly greater financial and marketing resources than us. According to the June 2004 Report to Congress by MedPAC, in 2003 there were 2,454 hospice programs, an increase of 5.6% over 2002. According to the MedPAC report, approximately 56% of existing hospice programs are not-for-profit programs, 36% are for-profit and the majority of the remaining programs are government-owned. Most hospice programs are small- and medium-sized programs.
      We also compete with a number of national and regional hospice providers, including Vitas Healthcare Corporation and VistaCare, Inc., hospitals, long-term care facilities, home health agencies and other healthcare providers, including those with which we presently maintain contractual relationships, that offer hospice and/or palliative care services. Many of them offer home care to patients who are terminally ill, and some actively market palliative care and “hospice-like” programs. In addition, various healthcare companies, such as Beverly Enterprises, Inc., and Manor Care, Inc., have diversified into the hospice market. Relatively few barriers to entry exist, so other companies not currently providing hospice care may enter the hospice markets that we serve and expand the variety of services they offer.
Insurance
      We maintain primary general (occurrence basis) and professional (claims made basis) liability coverage on a company-wide basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate, both with a deductible of $50,000 per occurrence or claim. We also maintain workers’ compensation coverage, except in Texas, at the statutory limits and an employer’s liability policy with a $1.0 million limit per accident/employee, with a deductible of $500,000 per occurrence. In Texas, we do not subscribe to the state workers’ compensation program. For Texas, we maintain a separate employer’s excess indemnity coverage in the amount of $5.0 million per accident/employee and voluntary indemnity coverage in the amount of $5.0 million per accident/employee, with a $5.0 million aggregate limit. We also maintain a policy insuring hired and non-owned automobiles with a $2.0 million limit of liability and a $1.0 million deductible per occurrence. In addition, we maintain umbrella coverage with a limit of $20.0 million excess over the general, professional, hired and non-owned automobile and employer’s liability policies.
      We had retrospective workers compensation insurance policies for the 2003 and 2004 policy periods and as of December 31, 2004 have recorded a reserve for future losses associated with these periods. We have recorded approximately $261,000 in prepaid expenses and a $879,000 accrual for future losses associated with the 2005 policy year. While we believe that our insurance coverage is adequate for our current operations, we cannot assure that our coverage will cover all future claims or will be available in adequate amounts or at a reasonable cost.
Employees
      As of February 16, 2005, we had 3,496 full-time employees and 617 part-time employees. Approximately 22.1% of our full-time employees and 44.1% of part-time employees are registered nurses. None of our employees are currently covered by collective bargaining agreements.
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
      We maintain a website with the address http://www.odsyhealth.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably possible after we electronically file such material with, or furnish such material to, the SEC. These Annual Reports, Quarterly Reports and Current Reports may be found on our website under the “Investor Relations — SEC Filings” captions by clicking on the link titled “Click here to continue on to view SEC Filings.” Information relating to our corporate governance, including our Corporate Code of Business Conduct and Ethics for our directors, officers and employees and information concerning our Board committees, including committee charters, is also available on our website at http://www.odsyhealth.com under the “Investor Relations — Corporate Governance” captions. We will provide any of the foregoing information free of charge upon written request to Investor Relations, Odyssey HealthCare, Inc., 717 N. Harwood, Suite 1500, Dallas, Texas 75201. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available through our website under the “Investor Relations — SEC Filings” captions by clicking on the link titled “Click here for Section 16 Filings.”

Item 2.	Properties
      Our executive offices and Support Center are located at 717 N. Harwood, Suite 1500, Dallas, Texas 75201, where we currently lease approximately 70,000 square feet of space. We believe that these facilities are adequate for our current uses and that additional space is available to accommodate our anticipated growth. Our 74 Medicare-certified hospice programs, including our six inpatient units, and our four hospice programs under development are in leased facilities in 31 states with terms varying from one to ten years extending through 2013. We believe these facilities are in good operating condition and suitable for their intended purposes. Refer to “Item 1. Business — Hospice Programs, Inpatient Facilities and Support Center” for a complete listing of the locations of our hospice programs and inpatient facilities.

Item 3.	Legal Proceedings
      We, our current and former Chief Executive Officers and our current Chief Financial Officer are defendants in a lawsuit originally filed on April 21, 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Francis Layher, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased or otherwise acquired our publicly traded securities between May 5, 2003 and February 23, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Six similar lawsuits were also filed in May and June of 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Kenneth L. Friedman, Trudy J. Nomm, Eva S. Caldarola, Michael Schaufuss, Duane Liffrig and G.A. Allsmiller on behalf of the same plaintiff class, making substantially similar allegations and seeking substantially similar damages. As of the date of this Form 10-K, the lawsuits have been transferred to a single judge and consolidated into a single action. Lead plaintiffs and lead counsel have been appointed. The consolidated complaint was filed on December 20, 2004, which, among other things, extended the putative class period to October 18, 2005. We have filed a motion to dismiss the lawsuit, which is currently pending. While we cannot predict the outcome of these matters, we believe that the plaintiffs’ claims are without merit, we deny the allegations in the complaints, and we intend to vigorously defend the lawsuits. If any of these matters were successfully asserted against us, there could be a material adverse effect on us.
      On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against our current and former Chief Executive Officers and our current Chief Financial Officer, Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical Affairs, and each of the current members of our board of directors and two former members of our board of directors. The complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, current members of the board of directors and two former members of the board of directors. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the named executive officers, current members of the board of directors and two former members of the board of directors. No damages are sought from the Company. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of the Company, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and has been consolidated with above lawsuit filed by Mr. Connolly. The consolidated lawsuit has been abated by the District Court until July 8, 2005, unless sooner lifted pursuant to a court order. While we cannot predict the outcome of these matters, we believe that the plaintiffs’ claims are without merit.

      In September 2004, we were informed by the Civil Division of the U.S. Department of Justice (“DOJ”) that it had begun a civil investigation of the Company. The DOJ’s investigation appears to be principally focused on patient admissions, retention and discharges from January 2001 through October of 2004. We are cooperating with the investigation, which still is in its preliminary stages and may take a considerable amount of time to resolve. To date, the DOJ has not made any allegations of impropriety or asserted monetary demands against the Company. As such, we are unable to predict, what, if any, action (which could include the imposition of civil or criminal penalties, fines and/ or exclusion of one or more of our hospice programs from participation in the Medicare, Medicaid and other federally-funded healthcare programs, as more fully discussed in “Item 1. Business — Other Healthcare Regulations — False Claims Act”) the DOJ might take as a result of its investigation, or the impact, if any, that such action, if any, may have on our business, operations, liquidity or capital resources.
      On December 30, 2004, in the United States District Court for the Northern District of Texas, Dallas Division, John O. Hanson brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against our current and former Chief Executive Officers, our current Chief Financial Officer and each of the current members of our board of directors and a former member of our board of directors. The complaint alleges breach of fiduciary duty, abuse of control, aiding and abetting a breach of fiduciary duty and gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, current members of the board of directors and former member of the board of directors. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the named executive officers, current members of the board of directors and former member of the board of directors. No damages are sought from the Company. The lawsuit has been voluntarily stayed by the parties until a final determination on the motion to dismiss that is currently pending in the class action securities litigation previously filed in the United States District Court for the Northern District of Texas, Dallas Division. While we cannot predict the outcome of this matter, we believe that the plaintiff’s claims are without merit.
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
      No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      Market for Common Stock. Our common stock has been quoted on the Nasdaq National Market under the symbol “ODSY” since October 31, 2001. Prior to that time there was no public market for our common stock. As of March 1, 2005, there were 28 record holders of our common stock. The following table sets forth the high and low sales prices per share of our common stock for the period indicated, as reported on the Nasdaq National Market and as adjusted to take into account the February 24, 2003 and August 12, 2003 fifty percent stock dividends:

	High	Low

2003
First Quarter	$16.94	$13.47
Second Quarter	$24.67	$15.22
Third Quarter	$34.84	$24.16
Fourth Quarter	$37.35	$27.00
2004
First Quarter	$31.65	$17.50
Second Quarter	$21.85	$15.70
Third Quarter	$19.69	$16.44
Fourth Quarter	$18.30	$7.13
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
      The payment of any future dividends will be at the discretion of our board of directors and will depend on:

•	any applicable contractual restrictions limiting our ability to pay dividends;

•	our earnings;

•	our financial condition;

•	our ability to fund capital requirements; and

•	other factors our board of directors deems relevant.
      We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund our development and acquisition initiatives and working capital needs.
      Recent Sales of Unregistered Securities. We did not sell any of our equity securities in 2004 that were not registered under the Securities Act.
      Repurchases of Common Stock. On November 1, 2004, we announced the adoption of an open market stock repurchase program to repurchase up to $30 million of our common stock over a six-month period which will expire April 30, 2005. The timing and the amount of any repurchase of shares during the six-month period is determined by management based on its evaluation of market conditions and other factors. As of December 31, 2004, we had purchased 1,648,600 shares of our common stock at a cost of $20.3 million (average cost of $12.29 per share) and had approximately 35.1 million shares outstanding as of December 31, 2004. We may purchase up to an additional $9.7 million of common stock under the previously announced stock repurchase program. Stock repurchases are being funded out of our working capital. The following table sets forth the repurchase data for each of the three months during the fourth quarter ended December 31, 2004:

				(d)
				Maximum
			(c)	Approximate
	(a)	(b)	Total Shares	Dollar Value of
	Total Number	Average	Purchased as Part	Shares that May
	of Shares	Price Paid	of Publicly	Yet be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plan

October 1-October 31	—	—	—	—
November 1-November 30	943,600	$11.27	943,600	19,367,860
December 1-December 31	705,000	$13.67	705,000	9,733,036

Total	1,648,600	$12.29	1,648,600

      Equity-Based Compensation Plans. The following table provides information, as of December 31, 2004, about our common stock that may be issued upon the exercise of options or vesting of restricted stock awards under the Odyssey HealthCare, Inc. Stock Option Plan and the 2001 Equity-Based Compensation Plan.
EQUITY COMPENSATION PLAN INFORMATION

(c)
Number of
Securities
	(a)			Remaining
	Number of		(b)	Available for
	Securities to be		Weighted-	Future Issuance
	Issued Upon		Average	Under Equity
	Exercise of		Exercise	Compensation
	Outstanding		Price of	Plans
	Options,		Outstanding	(Excluding
	Warrants,		Options,	Securities
	Awards and		Warrants,	Reflected
Plan Category	Rights		and Rights	in Column(a))

(In thousands, except average exercise price)
Equity Compensation Plans Approved by Stockholders	3,583	(1)	$15.57	366
Equity Compensation Plans Not Approved by Stockholders	—		—	—

Total	3,583		$15.57	366

(1)	Includes 175,000 restricted stock awards granted to certain executive officers on November 18, 2004. Restricted stock awards are not included in the calculation of the weighted-average exercise price since there is no exercise price attached to the award.

Item 6.	Selected Financial Data
      The selected consolidated statement of operations data set forth below for the years ended December 31, 2002, 2003 and 2004 and the consolidated balance sheet data as of December 31, 2003 and 2004 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, and that are included elsewhere in this Annual Report on Form 10-K, and are qualified by reference to those consolidated financial statements. The selected consolidated statement of operations data set forth below for the years ended December 31, 2000 and 2001 and the consolidated balance sheet data as of December 31, 2000, 2001 and 2002 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, but are not included in this Annual Report on Form 10-K.
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
      On February 24, 2003 and August 12, 2003, the Company completed two separate three-for-two stock splits each payable in the form of a fifty percent stock dividend. All share information has been adjusted for the stock dividends which are more fully described in “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters — Dividends.” The financial results presented below reflect a reallocation of employee benefit costs, including payroll taxes, associated with our caregivers, from general and administrative expenses to direct hospice care expenses for all periods presented.

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands, except per share amounts)
Statements of Operations Data:
Net patient service revenue	$85,271	$130,181	$194,459	$274,309	$350,276
Operating expenses:
Direct hospice care	46,770	66,570	99,919	143,738	187,891
General and administrative	26,569	38,742	55,439	72,809	93,830
Stock-based compensation charges	1,113	1,112	685	409	287
Provision for uncollectible accounts	2,708	3,207	2,952	4,015	8,119
Depreciation and amortization	1,656	2,211	1,509	2,542	4,061

Total operating expenses	78,816	111,842	160,504	223,513	294,188

Income from operations	6,455	18,339	33,955	50,796	56,088
Other income (expense):
Minority interest	(46)	(150)	50	—	—
Interest income	31	239	544	390	359
Interest expense	(2,931)	(2,512)	(269)	(140)	(118)

	(2,946)	(2,423)	325	250	241

Income before provision for income taxes	3,509	15,916	34,280	51,046	56,329
Provision for income taxes	417	3,020	13,140	19,839	21,333

Net income	3,092	12,896	21,140	31,207	34,996
Preferred stock dividends	(1,302)	(1,097)	—	—	—
Gain on conversion of preferred securities(1)	—	5,755	—	—	—

Net income available to common stockholders	$1,790	$17,554	$21,140	$31,207	$34,996

Net income per common share:
Basic net income per common share	$0.41	$1.83	$0.61	$0.87	$0.96

Diluted net income per common share	$0.11	$0.45	$0.58	$0.84	$0.93

Weighted average shares outstanding:
Basic	4,380	9,553	34,782	35,945	36,445
Diluted	26,596	28,621	36,691	37,256	37,551

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(Unaudited)
	(Dollars in thousands)
Operating Data:
Number of Medicare-certified hospice programs(2)	29	30	50	66	74
Admissions(3)	12,965	15,969	22,062	26,763	31,231
Days of care(4)	737,088	1,111,168	1,608,556	2,197,110	2,782,954
Average daily census(5)	2,014	3,044	4,407	6,019	7,604
Cash flows provided by operating activities	$3,520	$14,956	$18,732	$27,605	$47,180
Cash flows used in investing activities	$(1,503)	$(33,156)	$(975)	$(27,255)	$(41,226)
Cash flows (used in) provided by financing activities	$(2,293)	$36,019	$(2,724)	$4,983	$(19,387)

	As of December 31,

	2000	2001	2002	2003	2004

	(Dollars in thousands)
Balance Sheet Data:
Working capital (deficit)	$(1,691)	$50,363	$51,498	$72,806	$63,259
Total assets	38,845	98,216	125,414	180,802	204,091
Total long-term debt, including current portion	20,311	3,480	274	17	14
Total convertible preferred stock	21,162	—	—	—	—
Stockholders’ equity (deficit)	(13,746)	77,635	100,933	144,725	162,080

(1)	The accumulated dividends on our Series A convertible preferred stock, Series B convertible preferred stock and Series C convertible preferred stock were reversed in connection with the conversion of preferred stock upon completion of our initial public offering and recognized as a gain to common stockholders.

(2)	Number of Medicare-certified hospice programs at end of each respective year.

(3)	Represents the total number of patients admitted into our hospice programs during the period.

(4)	Represents the total days of care provided to our patients during the period.

(5)	Represents the average number of patients for whom we provided hospice care each day during the period and is computed by dividing days of care by the number of days during the period.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of our financial condition and results of operations should be read in conjunction with our selected consolidated financial and operating data and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
Overview
      We are one of the largest providers of hospice care in the United States in terms of both average daily census and number of hospice programs, that is, communities served. Through the development of new hospice programs and a series of acquisitions, we now have 74 Medicare-certified hospice programs to serve patients and their families in 30 states. We operate all of our hospice programs through our operating subsidiaries. Our net patient service revenue of $350.3 million in 2004 represents an increase of 27.7% over net patient service revenue of $274.3 million in 2003, and an increase of 80.1% over net patient service revenue of $194.5 million in 2002. In 2002, 2003 and 2004, we reported net income of $21.1 million, $31.2 million and $35.0 million, respectively.

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
      On November 1, 2004, we announced the adoption of an open market stock repurchase program to repurchase up to $30 million of our common stock over a six-month period. The timing and the amount of any repurchase of shares during the six-month period is determined by management based on its evaluation of market conditions and other factors. As of December 31, 2004, we had purchased 1,648,600 shares of our common stock at a cost of $20.3 million (average cost of $12.29 per share) and had approximately 35.1 million shares outstanding. We may purchase up to an additional $9.7 million of common stock under the previously announced stock repurchase program. Stock repurchases are being funded out of our working capital.
Developed Hospices
      We have developed the following hospice programs since January 1, 2002:
      During 2002, we received Medicare certification for our Norfolk, Virginia; Chicago (South), Illinois; Tulsa, Oklahoma; Austin, Texas; Montgomery, Alabama; and St. Louis, Missouri hospice programs.
      During 2003, we received Medicare certification for our Cleveland, Ohio; Big Spring, Texas; Cincinnati, Ohio; Portland, Oregon; and Mobile, Alabama hospice programs.
      During 2004, we received Medicare certification of our Arlington, Virginia; Athens, Georgia; Allentown, Pennsylvania; Jackson, Mississippi; Savannah, Georgia; Providence, Rhode Island; and St. George, Utah hospice programs.
      During November 2004, we announced that our wholly-owned not-for-profit subsidiary, Hospice of the Palm Coast, Inc., had received final approval of its CON application to operate a hospice program in Volusia and Flagler counties, which are in the Daytona Beach, Florida area. During February 2005, we received state licensure to do business and accepted our first patient. At the time of filing of this Annual Report on Form 10-K, we are awaiting Medicare certification.
      Once a hospice becomes Medicare certified, the process is started to obtain Medicaid certification. This process takes approximately six months and varies from state to state. Medicaid is a state-administered program to provide medical assistance to the indigent and certain other eligible individuals.
Acquisitions
      We have acquired the following hospice programs since January 1, 2002:
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

      During 2004, we acquired three hospice programs for a combined purchase price of $28.5 million. We financed our acquisitions in 2004 with cash generated through our operations.
      We accounted for these acquisitions as purchases. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
      As part of our ongoing acquisition strategy, we are continually evaluating other potential acquisition opportunities.
      Goodwill from our hospice acquisitions was $93.9 million as of December 31, 2004, representing 58.0% of stockholders’ equity and 46.0% of total assets as of December 31, 2004. During 2001 and prior years, we amortized our goodwill over 20 years for acquisitions completed through June 30, 2001. We did not amortize goodwill for acquisitions subsequent to June 30, 2001 based on the provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are reviewed for impairment annually (during the fourth quarter) or more frequently if indicators arise. As of December 31, 2004, no impairment charges have been recorded. Other intangible assets continue to be amortized over their useful lives. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
      The following table lists our acquisitions since January 1, 2002, and patient census data at acquisition:

Patient Census on
Hospice	Date of Acquisition

2002
Baton Rouge, Louisiana	50
New Orleans, Louisiana	56
Shreveport, Louisiana	104
Columbus, Ohio	19
Bakersfield, California	11
Wichita, Kansas	0
Gulf Coast, Mississippi	38
Albuquerque, New Mexico	80
Omaha, Nebraska	3
Lake Charles, Louisiana	101
La Grange, Texas(1)	20
Round Rock, Texas(2)	60
2003
Waxahachie, Texas	104
Valdosta, Georgia	16
Memphis, Tennessee	8
Wilmington, Delaware	15
Brownsville, Texas	60
Salt Lake City, Utah	280
Omaha, Nebraska	35
San Antonio, Texas(3)	100
2004
Amarillo, Texas	204
Conroe, Texas	221
Tulsa, Oklahoma(4)	79

(1)	Operations of our LaGrange, Texas hospice program were merged with our Austin, Texas hospice program, which we opened in 2002.

(2)	Patients of our Round Rock, Texas hospice were relocated to our Austin, Texas hospice program, which we opened in 2002. The provider number for our Round Rock location was transferred to Temple, Texas in order for us to initiate a hospice program there in 2003.

(3)	Operations of our San Antonio, Texas hospice program acquired in 2003 were transferred to our existing San Antonio, Texas program opened in 1998.

(4)	Operations of our Tulsa, Oklahoma hospice program acquired in 2004 were integrated into our existing Tulsa, Oklahoma program.
Net Patient Service Revenue
      Net patient service revenue is the estimated net realizable revenue from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered to our patients. To determine net patient service revenue, we adjust gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap assessments. Net patient service revenue also does not include charity care or the Medicaid room and board payments. (See “Item 1. Business — Overview of Government Payments”). We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 94.2%, 92.9% and 92.5% of our net patient service revenue for the years ended December 31, 2002, 2003 and 2004, respectively. Services provided under Medicaid programs represented approximately 3.3%, 4.0% and 4.1% of our net patient service revenue for the years ended December 31, 2002, 2003 and 2004, respectively. The payments we receive from Medicare and Medicaid are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.
      The four main levels of care we provide are routine home care, general inpatient care, continuous home care and inpatient respite care. We also receive reimbursement for physician services, self-pay and non-governmental room and board. Routine home care is the largest component of our gross patient service revenue, representing 89.8%, 89.5% and 91.6% of gross patient service revenue for the years ended December 31, 2002, 2003 and 2004, respectively. Inpatient care represented 8.3%, 8.7% and 6.5% of gross patient service revenue for the years ended December 31, 2002, 2003 and 2004, respectively. Continuous home care, inpatient respite care and reimbursement for physician services, self pay and non-governmental room and board represents the remaining 1.9%, 1.8% and 1.9% of gross patient service revenue for these periods, respectively.
      The principal factors that impact net patient service revenue are our average daily census, levels of care, annual changes in Medicare and Medicaid payment rates due to adjustments for inflation and estimated Medicare cap assessments. Average daily census is affected by the number of patients referred and admitted into our hospice programs and average length of stay of those patients once admitted. Average length of stay is impacted by patients’ decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay has increased from 74 days in 2003 to 80 days in 2004. This increase is in part related to a change in the patient diagnosis mix and to increased admissions of non-cancer ailments, whose lengths of stay are typically higher than those with cancer related illnesses.
      Payment rates under the Medicare and Medicaid programs are indexed for inflation annually; however, the increases have historically been less than actual inflation. On October 1, 2003 and 2004, the base Medicare payment rates for hospice care increased by approximately 3.4% and 3.3%, respectively, over the base rates previously in effect. These rates were further adjusted geographically by the hospice wage index. In the future, reductions in, or reductions in the rate of increase of Medicare and Medicaid payments may have an adverse impact on our net patient service revenue and profitability. See “Item 1. Business — Overview of Government Payments.”

Expenses
      Because payments for hospice services are primarily paid on a per diem basis, our profitability is largely dependent on our ability to manage the expenses of providing hospice services. We recognize expenses as incurred and classify expenses as either direct hospice care expenses or general and administrative expenses. Direct hospice care expenses primarily include direct patient care salaries, payroll taxes, employee benefits, pharmaceuticals, medical equipment and supplies, and inpatient costs. Length of stay impacts our direct hospice care expenses as a percentage of net patient service revenue because, if lengths of stay decline, direct hospice care expenses, which are often highest during the earliest and latter days of care for a patient, are spread against fewer days of care. Expenses are generally higher during the earliest days because of increased labor expense to evaluate the patient and determine the non-medical and social services needs of the family. Expenses are normally higher during the last days of care because patients generally require greater hospice services including drugs, medical equipment and nursing care at that time due to their deteriorating medical condition. In addition, cost pressures resulting from the use of more expensive forms of palliative care, including drugs and drug delivery systems, and increases in direct patient care salaries and employee benefits, could negatively impact our profitability.
      For our patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, we contract with nursing homes for room and board services. The state must pay us, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95% of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. Under our standard nursing home contracts, we pay the nursing home for these room and board services at 100.0% of the Medicaid daily nursing home rate. We refer to these costs, net of Medicaid payments, as “nursing home costs, net.” See Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
      General and administrative expenses primarily include non-patient care salaries, payroll taxes, employee benefits, office leases and other operating costs.
      Effective with the year ended 2002, we reallocated certain employee benefit costs, including payroll taxes, associated with direct patient care from general and administrative expense to direct hospice care expense. The reallocation provides better comparability to the industry. The reallocation does not impact net income. The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for the periods indicated:

	Year Ended
	December 31,

	2002	2003	2004

Direct hospice care expenses:
Salaries, benefits and payroll taxes	30.6%	31.2%	32.8%
Pharmaceuticals	6.9	6.9	6.7
Medical equipment and supplies	6.1	6.0	5.8
Inpatient costs	2.4	3.0	2.6
Other (including nursing home costs, net)	5.4	5.3	5.7

Total	51.4%	52.4%	53.6%

General and administrative expenses:
Salaries, benefits and payroll taxes	16.4%	15.9%	16.5%
Leases	2.7	2.5	2.6
Other (including travel, office supplies, printing and equipment rental)	9.4	8.1	7.7

Total	28.5%	26.5%	26.8%

Stock-Based Compensation Charges
      Stock-based compensation charges represent the difference between the exercise price of stock options granted and the deemed fair value of our common stock on the date of grant determined in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. We recognize compensation charges over the vesting periods of the stock options using a graded amortization methodology in accordance with Financial Accounting Standards Board Interpretation No. 28. For purposes of the period-to-period comparisons included in our results of operations, general and administrative expenses exclude these stock-based compensation charges, which are reflected as a separate line item. See Note 1 — “Stock-Based Compensation” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
      We have recorded deferred stock-based compensation charges related to unvested stock options granted to employees and directors during 2000 and 2001. Based on the number of outstanding stock options granted during 2000 and 2001, we expect to amortize approximately $0.1 million of deferred stock-based compensation during 2005 and 2006 related to unvested stock options. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
      We have also recorded deferred stock-based compensation charges of $2.1 million related to restricted stock awards granted to certain executive officers during 2004. We expect to amortize approximately $0.5 million of deferred stock-based compensation during each of 2005, 2006, 2007 and 2008 related to the restricted stock awards. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Provision for Income Taxes
      Our provision for income taxes consists of current and deferred federal and state income tax expenses. We estimate that our effective tax rate will be approximately 38.5% during 2005. See Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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

Net Patient Service Revenue and Allowance for Uncollectible Accounts
      We report net patient service revenue at the estimated net realizable amounts from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered to our patients. Regarding commercial, managed care and other payors, payments are subject to usual and customary rates. To determine net patient service revenue, we adjust gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap assessments. Net patient service revenue also does not include charity care or the Medicaid room and board payments. We recognize net patient service revenue in the month in which our services are delivered. Due to the complexity of the laws and regulations affecting Medicare and Medicaid, a reasonable possibility exists that recorded estimates could change by a material amount in the future.
      We maintain a policy for reserving for uncollectible accounts. We calculate the allowance for uncollectible accounts based on a formula tied to the aging of accounts receivable by payor class. We also reserve for specific accounts that are determined to be uncollectible when such determinations are made. Accounts are written off when all collection efforts are exhausted.

Medicare Regulation
      We are subject to two limitations on Medicare payments for services. With one limitation, if the number of general inpatient days of care that any of our hospice programs provide to Medicare beneficiaries exceeds 20% of the total days of care that program provides to all patients for an annual period beginning on November 1st, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of our hospice programs exceeded the payment limits on general inpatient care services for the years ended December 31, 2002, 2003 and 2004.
      With the other limitation, overall payments made by Medicare to us on a per hospice program basis are subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The hospice cap period runs from November 1st of each year through October 31st of the following year. Total Medicare payments to us during this period are compared to the cap amount for this period. Payments in excess of the cap amount must be returned by us to Medicare. The cap amount is calculated by multiplying the number of Medicare beneficiaries electing hospice care during the period by a statutory amount (“multiplier”) that is indexed for inflation. The multipliers for the twelve-month periods ended October 31, 2003 and 2004 are $18,661 and $19,636, respectively. The 2004 cap amount is applicable for all services performed from November 1, 2003 to October 31, 2004. The 2005 multiplier for the Medicare cap year ended October 31, 2005 has not been established. Once established, the new multiplier will become effective retroactively for all services performed since November 1, 2004. The hospice cap amount is computed on a hospice-by-hospice basis.
      The following table shows the amounts accrued and paid for the Medicare cap for the Medicare cap years ended 2003, 2004 and 2005:
Medicare Cap Accrual as of December 31, 2004

	Medicare Cap		Medicare Cap		Medicare Cap
	Year Ended		Year Ended		Year Ended
	October 2003		October 2004		October 2005	Total

	(In thousands)
Medicare Cap Accrual	$657		$1,798		$1,117	$3,572
Medicare Settlement	(160	)(1)	—	(2)	—	(160)
Payments to Medicare for revenue exceeding cap	(497)		—		—	(497)

Medicare Cap Accrual Balance	$—		$1,798		$1,117	$2,915

(1)	Changes in accruals to satisfy cap repayment as determined by Medicare fiscal intermediary audits. Accruals in excess of Medicare settlement applied to estimate for subsequent Medicare cap year.

(2)	Medicare fiscal intermediary audit not yet complete.
      For the Medicare cap years ended 2003 and 2004, the cap accruals noted above in the table are for three and four hospice programs, respectively, that exceeded the Medicare cap for the respective Medicare cap year. For the Medicare cap year ended October 2005, $1.1 million has been accrued for eight hospice programs exceeding the cap as of December 31, 2004. We will continue to review the adequacy of our 2005 accrual on a quarterly basis. We cannot assure you that additional hospice programs will not exceed the cap amount in the future or that our accrual for existing programs subject to the cap amount will not increase.

Insurance Risks
      General and professional liability costs for the healthcare industry have increased and become more difficult to estimate. In addition, insurance coverage for patient care liabilities and other risks has become more difficult to obtain. Insurance carriers often require companies to increase their liability retention levels and pay higher policy premiums for reduced coverage. In our consolidated financial statements, we reserve for potential contingencies associated with the uninsured portion of our general and professional liability risks, based on our experience, consultation with our attorneys and insurers and our existing insurance coverage.

Goodwill
      Goodwill is the excess of the purchase price over the fair value of identifiable assets acquired in an acquisition. Prior to the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill was amortized using the straight-line method, generally over periods of 20 years. After the adoption of SFAS 142, we review goodwill for impairment annually during the fourth quarter or more frequently if indicators arise. We determine the fair value of the reporting units using multiples of revenue. If the fair value of the reporting unit is less than the carrying value, then an indication of impairment exists. The amount of the impairment would be the difference between the carrying amount of the goodwill and the fair value of the goodwill. No impairment charges have been recorded as of December 31, 2004. We cannot predict that we will not incur impairment charges in the future or that any impairment charges recorded will negatively impact our results of operations or financial position in the future.
Results of Operations
      The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the periods indicated. The table also reflects the reallocation of employee benefit costs, including payroll taxes, associated with our caregivers, from general and administrative expenses to direct hospice care expenses for the years ended December 31, 2002, 2003 and 2004, respectively.

	Year Ended
	December 31,

	2002	2003	2004

Net patient service revenue	100%	100%	100%
Operating expenses:
Direct hospice care	51.4	52.4	53.6
General and administrative	28.5	26.5	26.8
Stock-based compensation charges	0.3	0.1	0.1
Provision for uncollectible accounts	1.5	1.5	2.3
Depreciation and amortization	0.8	1.0	1.2

	82.5	81.5	84.0

Income from operations	17.5	18.5	16.0
Other income (expense), net	0.2	0.1	0.1

Income before income taxes	17.7	18.6	16.1
Provision for income taxes	6.8	7.2	6.1

Net income	10.9%	11.4%	10.0%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      The following table summarizes and compares our results of operations for the years ended December 31, 2003 and 2004, respectively:

	Year Ended December 31,

	2003	2004	$ Change	% Change

	(In thousands, except % change)
Net patient service revenue	$274,309	$350,276	$75,967	27.7%
Operating expenses:
Direct hospice care	143,738	187,891	44,153	30.7%
General and administrative	72,809	93,830	21,021	28.9%
Stock-based compensation charges	409	287	(122)	(29.8)%
Provision for uncollectible accounts	4,015	8,119	4,104	102.2%
Depreciation and amortization	2,542	4,061	1,519	59.8%

	223,513	294,188	70,675	31.6%
Income from operations	50,796	56,088	5,292	10.4%
Other income (expense)	250	241	(9)	(3.6)%
Provision for income taxes	19,839	21,333	1,494	7.5%

Net income	$31,207	$34,996	$3,789	12.1%

Net Patient Service Revenue
      Net patient service revenue increased $76.0 million, or 27.7%, from $274.3 million to $350.3 million for the years ended December 31, 2003 and 2004, respectively, due primarily to an increase in average daily census of 1,585, or 26.3%, from 6,019 to 7,604 for the years ended December 31, 2003 and 2004, respectively. Increases in patient referrals from existing and new referral sources, resulting in increased billable days, and, to a lesser extent, increases in payment rates, provided approximately $38.7 million, or 50.9%, of this increase in net patient service revenue. The remaining increase of $37.3 million, or 49.1%, in net patient service revenue was due to the inclusion of net patient service revenue from hospice programs acquired and developed during 2003 and 2004. Net patient service revenue per day of care was $124.85 and $125.86 for the years ended December 31, 2003 and 2004, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services. Medicare revenues represented 92.9% and 92.5% of our net patient service revenue for the years ended December 31, 2003 and 2004, respectively. Medicaid revenues represented 4.0% and 4.1% of our net patient service revenue for the years ended December 31, 2003 and 2004, respectively.

Direct Hospice Care Expenses
      Direct hospice care expenses increased $44.2 million, or 30.7%, from $143.7 million to $187.9 million for the years ended December 31, 2003 and 2004, respectively. This increase was primarily due to the growth of our operations at our existing hospice programs and, to a lesser extent, to hospice programs acquired and developed during 2003 and 2004. As a percentage of net patient service revenue, direct hospice care expenses increased from 52.4% to 53.6% for the years ended December 31, 2003 and 2004, respectively, primarily due to an increase in salaries, benefits and payroll taxes as a percentage of net patient service revenue from 31.2% to 32.8% for the years ended December 31, 2003 and 2004, respectively.

General and Administrative Expenses
      General and administrative expenses increased $21.0 million, or 28.9%, from $72.8 million to $93.8 million for the years ended December 31, 2003 and 2004, respectively. This increase was due to the growth of our operations, including hospice programs acquired and developed during 2003 and 2004. As a percentage of net patient service revenue, general and administrative expenses increased slightly from 26.5% to 26.8% for the years ended December 31, 2003 and 2004, respectively, due primarily to non-recurring severance charge of approximately $1.0 million (pretax) related to an executive transition recorded during the three months ended December 31, 2004 and an increase in legal fees of $0.9 million for the year ended December 31, 2004 compared to the year ended December 31, 2003.

Stock-Based Compensation Charges
      Stock-based compensation charges decreased $0.1 million, or 29.8%, from $0.4 million to $0.3 million for the years ended December 31, 2003 and 2004, respectively. For the year ended December 31, 2004, charges of $0.2 million were related to stock options granted to management prior to our initial public offering with exercise prices below the then deemed fair value of our common stock. There were also charges of $0.1 million related to restricted stock award grants issued to certain executive officers. See “— Stock-Based Compensation.”

Provision for Uncollectible Accounts
      Provision for uncollectible accounts increased $4.1 million, or 102.2%, from $4.0 million to $8.1 million for the years ended December 31, 2003 and 2004, respectively, due primarily to additional reserves for uncollectible accounts receivable related to Medicaid room and board services and, to a lesser extent, for additional reserves related to uncollectible accounts receivable related to Medicare resulting from additional development requests (“ADR’s”) from the Medicare fiscal intermediaries, which increased industry-wide. As a percentage of net patient service revenue, our provision for uncollectible accounts increased from 1.5% for the year ended December 31, 2003 to 2.3% for the year ended December 31, 2004, due primarily to the reasons noted above.

Depreciation and Amortization Expense
      Depreciation and amortization expense increased $1.5 million, or 59.8%, from $2.5 million to $4.1 million for the years ended December 31, 2003 and 2004, respectively. The increase was due primarily to the depreciation of assets acquired during 2003 and 2004, and to a lesser extent, amortization of non-compete agreements associated with our recent acquisitions. As a percentage of net patient service revenue, depreciation and amortization expense increased from 1.0% to 1.2% for the years ended December 31, 2003 and 2004, respectively.

Other Income (Expense)
      Other income (expense) remained at $0.2 million for the years ended December 31, 2003 and 2004. Interest income decreased $31,000, or 7.9%, from $390,000 to $359,000 for the years ended December 31, 2003 and 2004, respectively. Interest income is related to interest earned on cash investment fund balances. Interest expense decreased $22,000, or 15.7%, from $140,000 to $118,000 for the years ended December 31, 2003 and 2004, respectively. Interest expense for 2004 is primarily associated with the unused facility fee and amortization of deferred costs related to the revolving line of credit.

Provision for Income Taxes
      Provision for income taxes was $19.8 million and $21.3 million for the years ended December 31, 2003 and 2004, respectively. We had an effective income tax rate of approximately 39% and 38% for the years ended December 31, 2003 and 2004, respectively. The difference between our effective income tax rate and the statutory rate in each year is primarily attributable to state income taxes.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      The following table summarizes and compares our results of operations for the years ended December 31, 2002 and 2003, respectively:

	Year Ended December 31,

	2002	2003	$ Change	% Change

	(in thousands, except % change)
Net patient service revenue	$194,459	$274,309	$79,850	41.1%
Operating expenses:
Direct hospice care	99,919	143,738	43,819	43.9%
General and administrative	55,439	72,809	17,370	31.3%
Stock-based compensation charges	685	409	(276)	(40.3)%
Provision for uncollectible accounts	2,952	4,015	1,063	36.0%
Depreciation and amortization	1,509	2,542	1,033	68.5%

	160,504	223,513	63,009	39.3%
Income from operations	33,955	50,796	16,841	49.6%
Other income (expense)	325	250	(75)	(23.1)%
Provision for income taxes	13,140	19,839	6,699	51.0%

Net income	$21,140	$31,207	$10,067	47.6%

Net Patient Service Revenue
      Net patient service revenue increased $79.9 million, or 41.1%, from $194.5 million to $274.3 million for the years ended December 31, 2002 and 2003, respectively, due primarily to an increase in average daily census of 1,612, or 36.6%, from 4,407 to 6,019 for the years ended December 31, 2002 and 2003, respectively. Increases in patient referrals from existing and new referral sources, resulting in increased billable days, and, to a lesser extent, increases in payment rates, provided approximately $52.2 million, or 65.3%, of this increase in net patient service revenue. The remaining increase of $27.7 million, or 34.7%, in net patient service revenue was due to the inclusion of net patient service revenue from hospice programs acquired and developed in 2002 and 2003. Net patient service revenue per day of care was $120.89 and $124.85 for the years ended December 31, 2002 and 2003, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services. Medicare and Medicaid payments represented 97.5% and 96.9% of our net patient service revenue for the years ended December 31, 2002 and 2003, respectively.

Direct Hospice Care Expenses
      Direct hospice care expenses increased $43.8 million, or 43.9%, from $99.9 million to $143.7 million for the years ended December 31, 2002 and 2003, respectively. This increase was primarily due to the growth of our operations at our existing hospice programs and, to a lesser extent, to hospice programs acquired in 2002 and 2003. As a percentage of net patient service revenue, direct hospice care expenses increased from 51.4% to 52.4% for the years ended December 31, 2002 and 2003, respectively, primarily due to the growth of our operations through developed hospice programs.

General and Administrative Expenses
      General and administrative expenses increased $17.4 million, or 31.3%, from $55.4 million to $72.8 million for the years ended December 31, 2002 and 2003, respectively. This increase was due to the growth of our operations, including hospice programs acquired after December 31, 2002, to support our patient census growth during 2003. As a percentage of net patient service revenue, general and administrative expenses decreased from 28.5% to 26.5% for the years ended December 31, 2002 and 2003, respectively, due primarily to our hospice program and corporate costs being spread over our increased patient census and, to a lesser extent, overall increases in Medicare payment rates.

Stock-Based Compensation Charges
      Stock-based compensation charges decreased $0.3 million, or 40.3%, from $0.7 million to $0.4 million for the years ended December 31, 2002 and 2003, respectively. These charges related to stock options granted to management prior to our initial public offering with exercise prices below the deemed fair value of our common stock. See “— Stock-Based Compensation.”

Provision for Uncollectible Accounts
      Our provision for uncollectible accounts increased $1.0 million, or 36.0%, from $3.0 million to $4.0 million for the years ended December 31, 2002 and 2003, respectively, due primarily to our increased net patient service revenue and to additional reserves for estimated payment denials from Medicare. As a percentage of net patient service revenue, our provision for uncollectible accounts remained at 1.5% in both the years ended December 31, 2002 and 2003.

Depreciation and Amortization Expense
      Depreciation and amortization expense increased $1.0 million, or 68.5%, from $1.5 million to $2.5 million for the years ended December 31, 2002 and 2003, respectively. The increase was due to the depreciation of additions in fixed assets and the amortization of new intangible assets with a fixed life. As a percentage of net patient service revenue, depreciation and amortization expense increased from 0.8% to 1.0% for the years ended December 31, 2002 and 2003, respectively.

Other Income (Expense)
      Other income (expense) decreased $0.1 million, or 23.1%, from income of $325,000 to income of $250,000 for the years ended December 31, 2002 and 2003, respectively, due to a decrease in interest income related to the use of investment funds for acquisitions in 2003 and the maturity of bond holdings in 2002. Also, we acquired the minority interest in the Hospice of Houston in the third quarter of 2002, reversing $50,000 of previously recorded minority interest expense.

Provision for Income Taxes
      Our provision for income taxes was $13.1 million and $19.8 million for the years ended December 31, 2002 and 2003, respectively. We had an effective income tax rate of approximately 38% and 39% for the years ended December 31, 2002 and 2003, respectively. The difference between our effective income tax rate and the statutory rate in each year is primarily attributable to state income taxes.
Liquidity and Capital Resources
      Our principal liquidity requirements are for our stock repurchase program, acquisition and implementation of a new integrated billing and clinical management and electronic medical records system, working capital, development plans, hospice acquisitions, debt service and other capital expenditures. We finance these requirements primarily with operating leases, normal trade credit terms and cash flows from operations. As of December 31, 2004, we had cash and cash equivalents of $24.9 million and working capital of $63.3 million. At such date, we also had short-term investments of $8.4 million.
      Cash provided by operating activities was $18.7 million, $27.6 million and $47.2 million for the years ended December 31, 2002, 2003 and 2004, respectively. The increase in cash provided by operating activities in 2002, 2003 and 2004 was primarily attributable to the net income generated during those years, increases in non-cash charges and decreases in working capital.
      Investing activities, consisting primarily of cash paid for acquisition of hospice programs, short-term investments, and property and equipment, used cash of $1.0 million, $27.3 million and $41.2 million for the years ended December 31, 2002, 2003 and 2004, respectively.

      Net cash (used in) provided by financing activities was $(2.7) million, $5.0 million and $(19.4) million for the years ended December 31, 2002, 2003 and 2004, respectively, and represented payments on acquisition notes and proceeds from the issuance of common stock and payments related to our stock repurchase program.
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
      On May 14, 2004, we entered into a new revolving line of credit with General Electric Capital Corporation (as amended, the “Credit Agreement”) that provides us with a $40 million revolving line of credit, subject to three separate $10 million increase options. The revolving line of credit will be used, if necessary, to fund future acquisitions, working capital, capital expenditures and general corporate purposes. Borrowings outstanding under the revolving line of credit will bear interest at LIBOR plus 2.5% or the higher of the prime rate or 50 basis points over the federal funds rate. The revolving line of credit expires May 14, 2007. The revolving line of credit has an unused facility fee of 0.375% per annum and an annual monitoring fee of $30,000. No amounts have been drawn on the revolving line of credit as of December 31, 2004. The revolving line of credit is secured by substantially all of our and our subsidiaries’ existing and after-acquired personal property assets and all after-acquired real property assets. We and our subsidiaries are subject to affirmative and negative covenants under the Credit Agreement. We are currently in compliance with all covenants under the Credit Agreement.
      As discussed under Part II, “Item 1. Legal Proceedings,” in September 2004, we were informed by the Civil Division of the U.S. Department of Justice (the “DOJ”) that it has begun an investigation of us under the authority of the False Claims Act. On November 1, 2004, we entered into an amendment to the Credit Agreement which, among other things, amended the definition of “Indebtedness” in the Credit Agreement such that (i) the assessment of any fines, penalties and damages, if any, arising from the DOJ investigations will result in a default under the Credit Agreement, meaning that we will be prohibited from using loan proceeds to pay for such fines, penalties and damages, and (ii) fines, penalties and damages, if any, arising from the DOJ investigations will be included for purposes of calculating financial covenants. Accordingly, if we are assessed any fines, penalties and damages by the DOJ, we could be forced to use other sources of capital to pay the amounts of such fines, penalties and damages.
      On November 1, 2004, we announced the adoption of an open market stock repurchase program to repurchase up to $30 million of our common stock over a six-month period. The timing and the amount of any repurchase of shares during the six-month period is determined by management based on its evaluation of market conditions and other factors. As of December 31, 2004, we had purchased 1,648,600 shares of our common stock at a cost of $20.3 million (average cost of $12.29 per share) and had approximately 35.1 million shares outstanding as of December 31, 2004. We may purchase up to an additional $9.7 million of common stock under the previously announced stock repurchase program. Stock repurchases are being funded out of our working capital.

Contractual Obligations
      We have various contractual obligations as of December 31, 2004 that could impact our liquidity as summarized below:

	Payments Due by Period

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In thousands)
Long-Term Debt	$14	$5	$7	$2	$—
Operating Leases	33,172	8,473	12,970	6,364	5,365

Total Contractual Obligations	$33,186	$8,478	$12,977	$6,366	$5,365

      We expect that our principal liquidity requirements will be for our stock repurchase program, acquisition and implementation of a new integrated billing and clinical management and electronic medical records system, working capital, development plans, hospice acquisitions, debt service and other anticipated capital expenditures. We expect that our existing funds, cash flows from operations and our revolving line of credit under the Credit Agreement will be sufficient to fund our principal liquidity requirements for at least 12 months following the date of this Annual Report on Form 10-K. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including payment for our services, changes in the Medicare per beneficiary cap amount, changes in Medicare payment rates, regulatory changes and compliance with new regulations, expense levels, capital expenditures, development of new hospices and acquisitions.
Off-Balance Sheet Arrangements
      Currently, we do not have any off-balance sheet arrangements.
Interest Rate and Foreign Exchange Risk
      Interest Rate Risk. We do not expect our cash flow to be affected to any significant degree by a sudden change in market interest rates. We have not implemented a strategy to manage interest rate market risk because we do not believe that our exposure to this risk is material at this time. We invest excess cash balances in money market accounts with average maturities of less than 90 days and our short-term investments generally are variable rate or contain interest reset features which causes their face value to be relatively stable.
      Foreign Exchange. We operate our business within the United States and execute all transactions in U.S. dollars.
Recent Accounting Pronouncements
      In March 2004, the FASB issued a Proposed Statement, Share Based Payments, an amendment of FASB Statements No. 123 and 95 on accounting for share-based payments, that would eliminate the ability to account for share-based payments using Accounting Standards Board Opinion No. 25, Accounting for Stock Issued to Employees, and require all such transactions to be accounted for using a fair value based method. The Proposed Statement would become effective for awards granted, modified or settled in years beginning after December 15, 1994 that are not vested as of the Proposed Statement’s effective date. We have not determined the effect of adopting the Proposed Statement on our consolidated financial position, results of operations or cash flows.
Payment, Legislative and Regulatory Changes
      We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could materially adversely affect our net patient service revenue and profitability. For the year ended December 31, 2004, Medicare and Medicaid services constituted 92.5% and 4.1% of our net patient service revenue, respectively.
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
Some Risks Related to Our Business
      An investment in our common stock is subject to the significant risks inherent in our business. As such, you should consider carefully the risks and uncertainties described below and the other information included in this Annual Report on Form 10-K. The occurrence of any of the events described below could have a material adverse effect on our business. Additional risks and uncertainties that we do not presently know or that we currently consider immaterial may also impair our business operations. If any of the following risks occur, it could cause the trading price of our common stock to decline, perhaps significantly.

We are highly dependent on payments from Medicare and Medicaid. If there are changes in the rates or methods governing these payments for our services, our net patient service revenue and profits could materially decline.
      We are highly dependent on payments from Medicare and Medicaid. Approximately 97.5%, 96.9% and 96.6% of our net patient service revenue for 2002, 2003 and 2004, respectively, consisted of payments, paid primarily on a per diem basis, from the Medicare and Medicaid programs. Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments could cause our net patient service revenue and profits to materially decline.

We are subject to a Medicare cap amount which is calculated by Medicare. Our net patient service revenue and profitability could be adversely affected by limitations on Medicare payments and Medicare cap calculations.
      Overall payments made by Medicare to us are subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The hospice cap period runs from November 1st of each year through October 31st of the following year. Total Medicare payments to us during this period are compared to the cap amount for this period. Payments in excess of the cap amount must be returned by us to Medicare. The cap amount is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount (“multiplier”) that is indexed for inflation. Our estimated cap amount was approximately $1.8 million for the twelve month period ending October 31, 2004. The multiplier for the twelve month period ending October 31, 2005 has not been established by Medicare. Once published, the new multiplier will become effective retroactively for all services performed since November 1, 2004. The hospice cap amount is computed on a program-by-program basis. Our net patient service revenue for 2004 was reduced by approximately $2.1 million as a result of six of our hospice programs exceeding the Medicare cap. Our ability to comply with this limitation depends on a number of factors relating to a given hospice program, including number of admissions, average length of stay and mix in level of care. Our revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure that additional hospice programs will not exceed the cap amount in the future.

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
      We are currently the subject of a civil investigation by the DOJ. We are cooperating with the investigation, which still is in its preliminary stages and may take a considerable amount of time to resolve. We are unable to predict, what, if any, action the DOJ might take as a result of its investigation, or the impact, if any, such action may have on our business, operations, liquidity or capital resources. For a more detailed discussion of this investigation, see “Item 3. Legal Proceedings.”
      In the future, different interpretations or enforcement of laws, rules and regulations governing the healthcare industry could subject our current business practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services and capital expenditure programs, increase our operating expenses and distract our management. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program payments, suffer civil and criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. For a more detailed discussion of the regulatory environment in which we operate, see “Item 1. Business — Government Regulation and Payment Structure.”

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
      According to MedPAC, an estimated 56% of hospice programs in the United States are not-for-profit programs. Accordingly, it is likely that a substantial number of acquisition opportunities may involve hospices operated by not-for-profit entities. In recent years, several states have increased review and oversight of transactions involving the sale of healthcare facilities by not-for-profit entities. Although the level of review varies from state to state, the current trend is to provide for increased governmental review, and in some cases approval, of transactions in which a not-for-profit entity sells a healthcare facility or business. This increased scrutiny may increase the difficulty in completing, or prevent the completion of, acquisitions in some states in the future.

Our loss of key management personnel or our inability to hire and retain skilled employees at a reasonable cost could adversely affect our business and our ability to increase patient referrals.
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
      Competition for skilled employees is intense, and the process of locating and recruiting skilled employees with the combination of qualifications and attributes required to care effectively for terminally ill patients and their families can be difficult and lengthy. We cannot assure that we will be successful in attracting, retaining or training highly skilled nursing, management, community education representatives, administrative, admissions and other personnel. Our business could be disrupted and our growth and profitability negatively impacted if we are unable to attract and retain skilled employees.

A nationwide shortage of qualified nurses could adversely affect our profitability and our ability to grow and continue to provide quality, responsive hospice services to our patients as nursing wages and benefits increase.
      We currently employ approximately 957 full-time nurses and 341 part-time nurses. We depend on qualified nurses to provide quality, responsive hospice services to our patients. There is currently a nationwide shortage of qualified nurses that is being felt in some of the markets in which we provide hospice services, primarily in California. In response to the shortage of qualified nurses in these markets, we have increased and are likely to continue to increase our wages and benefits to recruit and retain nurses or to engage contract nurses until we hire permanent staff nurses. Our inability to attract and retain qualified nurses could adversely affect our ability to provide quality, responsive hospice services to our patients and our ability to increase patient census in those markets. In addition, because we operate in a fixed reimbursement environment, increases in the wages and benefits that we must provide to attract and retain qualified nurses or an increase in our reliance on contract nurses could negatively impact our profitability.

Medical reviews and audits by governmental and private payors could result in material payment recoupments and payment denials, which could negatively impact our business.
      Medicare fiscal intermediaries and other payors periodically conduct pre-payment and post-payment medical reviews and other audits of our reimbursement claims. In order to conduct these reviews, the payor requests documentation from us and then reviews that documentation to determine compliance with applicable rules and regulations, including the eligibility of patients to receive hospice benefits, the appropriateness of the care provided to those patients, and the documentation of that care. We cannot predict whether medical reviews or similar audits by federal or state agencies or commercial payors of our hospice programs’ reimbursement claims will result in material recoupments or denials, which could have a material adverse effect on our financial condition and results of operations.

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
      Many states have enacted certificate of need laws that require prior state approval to open new healthcare facilities or expand services at existing facilities. Those laws require some form of state agency review or approval before a hospice may add new services or undertake significant capital expenditures. Florida (where we were licensed to operate in two counties in early 2005), and New York have additional barriers to entry. Florida places restrictions on the ability of for-profit corporations to own and operate hospices, and New York places restrictions on the corporate ownership of hospices. Accordingly, our ability to operate in New York and expand in Florida is restricted. These laws could affect our ability to expand into new markets and to expand our services and facilities in existing markets.

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

New federal and state legislative and regulatory initiatives relating to patient privacy could require us to expend substantial sums on acquiring and implementing new information systems.
      There are currently numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns. In particular, HIPAA contains provisions that may require us to implement new computer systems and business procedures designed to protect the privacy and security of each of our patient’s individual health information. The Department of Health and Human Services published final regulations addressing patient privacy on December 28, 2000, transaction and code set final regulations on September 23, 2003, and final regulations addressing the security of such health information on February 20, 2003. We have complied with the requirements of the privacy regulations, transaction and code set regulations, and must comply with the requirements of the security regulations by April 21, 2005. We continue to evaluate and update our processes and procedures to meet the requirements of the new standards; however, we cannot assure you that all of the parties with whom we do business will be in compliance with HIPAA. Additional legislative and regulatory initiatives and changes in the interpretation of existing legislative and regulatory initiatives regarding patient privacy could result in additional operating costs, which could materially adversely affect our profitability.

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
      A significant portion of our total assets consists of intangible assets, primarily goodwill. Goodwill accounted for approximately 46.0% of our total assets as of December 31, 2004. Any event that results in the significant impairment of our goodwill, such as closure of a hospice program, sustained operating losses or denial of a certificate of need application could have a material adverse effect on our profitability.

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

We are dependent on proper functioning of our information systems to efficiently manage our business.
      Our information systems are essential for providing billing and accounts receivable functions. Our systems are vulnerable to various disasters, including fire, storms, loss of power, physical or software break-ins and other such events. If our systems fail or are unavailable for any reasons, our ability to maintain billing records or to pay our staff in a timely manner could be jeopardized.

We may experience difficulties in implementing a new integrated billing and clinical management and electronic medical records system which we anticipate acquiring in 2005.
      We plan to begin implementation of a new integrated billing, clinical management and electronic medical records system in 2005. Information system integration and changes can cause disruption of operations and temporarily hinder the billing and collecting of claims.
      If any unforeseen problems emerge in connection with our new integrated billing clinical management and electronic medical records system, billing delays and errors may occur, which could significantly increase the time that it takes for us to collect payments from payors, and in some cases, our ability to collect at all. Any such increase in collection time or inability to collect could have a material adverse effect on our cash flows or result in a financial loss.

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
      Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004, and based on such evaluation have concluded that such disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2004, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting.
      Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.
      Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 49 hereof.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Odyssey HealthCare, Inc.
      We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that Odyssey HealthCare, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Odyssey HealthCare, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Odyssey HealthCare, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Odyssey HealthCare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Odyssey HealthCare, Inc. as of December 31, 2003 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our report dated March 11, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, Texas
March 11, 2005

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information set forth under the headings “Proposal One — Election of Class I Directors,” “Directors,” “Code of Ethics,” “Meetings and Committees of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with our 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation
      The information set forth under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation” and “Performance Graph” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information set forth under the heading “Security Ownership of Principal Stockholders and Management” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2005 Annual Meeting of Stockholders is incorporated herein by reference.
      For information regarding common stock to be issued pursuant to equity-based compensation plans, see “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.”

Item 13.	Certain Relationships and Related Transactions
      The information set forth under the headings “Executive Compensation” and “Certain Relationships and Related Transactions” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information set forth under the heading “Fees Paid to Independent Auditors” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2005 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
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

(3) The following documents are filed or incorporated by reference as exhibits to this Annual Report on Form 10-K:

Exhibit
Number			Description

2.1		—	Asset Purchase Agreement, dated as of January 9, 2004, by and among Odyssey HealthCare Operating A, LP, Crown of Texas Hospice, Amarillo, Ltd., Crown of Texas Hospice, Southeast, Ltd., and certain other individuals named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 15, 2004)
3.1		—	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)
3.2		—	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
4.1		—	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on August 2, 2001)
4.2		—	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
4.3		—	Rights Agreement (the “Rights Agreement”) dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the Commission on December 8, 2001)
4.4		—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))
10	.1.1	—	Credit Agreement, dated May 14, 2004, among Odyssey HealthCare Operating A, LP, Odyssey HealthCare Operating B, LP and Hospice of the Palm Coast, Inc. as borrowers, Odyssey HealthCare Inc. as a credit party and the other credit parties signatory thereto, General Electric Capital Corporation as agent and lender, and the other lenders signatory thereto from to time (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 26, 2004)
10	.1.2	—	Consent and Amendment No. 1 to Credit Agreement dated November 1, 2004. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2004
10.2		—	Employment Agreement, dated as of January 1, 2004, by and between Odyssey HealthCare, Inc. and William F. Ward (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 5, 2004)
10.3		—	Amended and Restated Employment Agreement, effective as of February 28, 2002, by and between Odyssey HealthCare, Inc. and Richard R. Burnham (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K as filed with the Commission on March 20, 2002)

Exhibit
Number			Description

10.4		—	Amended and Restated Employment Agreement, effective as of February 28, 2002, by and between Odyssey HealthCare, Inc. and David C. Gasmire (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K as filed with the Commission on March 20, 2002)
10.5		—	Amended and Restated Employment Agreement, effective as of February 28, 2002, by and between Odyssey HealthCare, Inc. and Douglas B. Cannon (incorporated by reference to Exhibit 10.4 to the Company’s Annual report on Form 10-K as filed with the Commission on March 20, 2002)
10	.6.1	—	Odyssey HealthCare, Inc. Stock Option Plan (the “Stock Option Plan”) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10	.6.2	—	First Amendment to the Stock Option Plan, dated January 31, 2001 (incorporated by reference to Exhibit 10.5.2 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)
10.7		—	2001 Equity-Based Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)
10	.8.1	—	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)
10	.8.2	—	First Amendment to Employee Stock Purchase Plan, dated March 6, 2002 (incorporated by reference to Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K as filed with the Commission on March 20, 2002)
10.9		—	Form of Indemnification Agreement between Odyssey HealthCare, Inc. and its directors and officers (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10	.10.1	—	Promissory Note and Warrant Purchase Agreement, dated May 22, 1998, by and among Odyssey HealthCare, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10	.10.2	—	Form of Warrant, dated May 22, 1998 (incorporated by reference to Exhibit 10.10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10	.10.3	—	First Amendment to Warrants, dated December 6, 2000 (incorporated by reference to Exhibit 10.10.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on August 2, 2001)
21		—	Subsidiaries of Odyssey HealthCare, Inc.*
23.1		—	Consent of Ernst & Young LLP*
31.1		—	Certification required by Rule 13a-14(a), dated March 14, 2005, by Richard R. Burnham, Chief Executive Officer*
31.2		—	Certification required by Rule 13a-14(a), dated March 14, 2005, by Douglas B. Cannon, Chief Financial Officer*
32		—	Certification required by Rule 13a-14(b), dated March 14, 2005, by Richard R. Burnham, Chief Executive Officer, and Douglas B. Cannon, Chief Financial Officer**

*	Filed herewith.

**	Furnished herewith

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY HEALTHCARE, INC.

By:	/s/ RICHARD R. BURNHAM

Richard R. Burnham
President and Chief Executive Officer
Date: March 14, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RICHARD R. BURNHAM Richard R. Burnham	Chairman of the Board, President & Chief Executive Officer	March 14, 2005

/s/ DOUGLAS B. CANNON Douglas B. Cannon	Senior Vice President, Chief Financial Officer, Assistant Secretary and Treasurer (Principal Financial and Accounting Officer)	March 14, 2005

/s/ JOHN K. CARLYLE John K. Carlyle	Director	March 14, 2005

/s/ DAVID W. CROSS David W. Cross	Director	March 14, 2005

/s/ PAUL J. FELDSTEIN Paul J. Feldstein	Director	March 14, 2005

/s/ MARTIN S. RASH Martin S. Rash	Director	March 14, 2005

/s/ SHAWN S. SCHABEL Shawn S. Schabel	Director	March 14, 2005

/s/ DAVID L. STEFFY David L. Steffy	Director	March 14, 2005

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Odyssey HealthCare, Inc.
      We have audited the accompanying consolidated balance sheets of Odyssey HealthCare, Inc. and subsidiaries as of December 31, 2003 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of management of Odyssey HealthCare, Inc. (the “Company”). Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odyssey HealthCare, Inc. and subsidiaries at December 31, 2003 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Odyssey HealthCare, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, Texas
March 11, 2005

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2004

	(In thousands, except
	share and per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$38,284	$24,851
Short-term investments	690	8,407
Accounts receivable from patient services, net of allowance for uncollectible accounts of $3,913 and $3,862 at December 31, 2003 and 2004, respectively	58,895	59,376
Deferred tax assets	1,170	30
Income taxes receivable	1,961	1,679
Other current assets	3,584	3,823

Total current assets	104,584	98,166
Property and equipment, net	6,435	7,490
Goodwill	66,678	93,933
Intangibles, net	3,105	4,502

Total assets	$180,802	$204,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,414	$3,664
Accrued compensation	9,647	10,331
Accrued nursing home costs	9,585	9,932
Other accrued expenses	7,128	10,975
Current maturities of long-term debt	4	5

Total current liabilities	31,778	34,907
Long-term debt, less current maturities	13	9
Deferred tax liability	4,286	7,095
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares — 75,000,000 issued and outstanding shares — 36,547,132 at December 31, 2003 and 36,750,917 at December 31, 2004	37	37
Additional paid-in capital	91,365	95,822
Deferred compensation	(317)	(2,148)
Retained earnings	53,640	88,636
Treasury stock, at cost, 1,648,600 shares outstanding at December 31, 2004	—	(20,267)

Total stockholders’ equity	144,725	162,080

Total liabilities and stockholders’ equity	$180,802	$204,091

See accompanying notes.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2003	2004

	(In thousands, except
	per share amounts)
Net patient service revenue	$194,459	$274,309	$350,276
Operating expenses:
Direct hospice care	99,919	143,738	187,891
General and administrative	55,439	72,809	93,830
Stock-based compensation charges	685	409	287
Provision for uncollectible accounts	2,952	4,015	8,119
Depreciation	1,468	2,181	3,371
Amortization	41	361	690

	160,504	223,513	294,188

Income from operations	33,955	50,796	56,088
Other income (expense):
Minority interest	50	—	—
Interest income	544	390	359
Interest expense	(269)	(140)	(118)

	325	250	241

Income before provision for income taxes	34,280	51,046	56,329
Provision for income taxes	13,140	19,839	21,333

Net income	$21,140	$31,207	$34,996

Net income per common share:
Basic net income per common share	$0.61	$0.87	$0.96

Diluted net income per common share	$0.58	$0.84	$0.93

Weighted average shares outstanding:
Basic	34,782	35,945	36,445
Diluted	36,691	37,256	37,551
See accompanying notes.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional				Total
			Paid-in	Deferred	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Stock	Equity

	(Amounts in thousands)
Balance at January 1, 2002	34,322	$35	$77,718	$(1,411)	$1,293	$0	$77,635
Expense related to Initial Public Offering	—	—	(37)	—	—	—	(37)
Amortization of deferred compensation	—	—	—	685	—	—	685
Tax benefit related to stock option exercise	—	—	891	—	—	—	891
Exercise of stock options	676	—	581	—	—	—	581
Exercise of stock warrants	69	—	38	—	—	—	38
Net income	—	—	—	—	21,140	—	21,140

Balance at December 31, 2002	35,067	35	79,191	(726)	22,433	—	100,933
Amortization of deferred compensation	—	—	—	409	—	—	409
Tax benefit related to stock option exercise	—	—	6,936	—	—	—	6,936
Exercise of stock options	1,450	2	5,238	—	—	—	5,240
Employee Stock Purchase Plan	30	—	—	—	—	—	—
Net income	—	—	—	—	31,207	—	31,207

Balance at December 31, 2003	36,547	37	91,365	(317)	53,640	—	144,725
Amortization of deferred compensation	—	—	—	287	—	—	287
Deferred compensation related to restricted stock awards	—	—	2,118	(2,118)	—	—	—
Tax benefit related to stock option exercise	—	—	1,129	—	—	—	1,129
Exercise of stock options	159	—	608	—	—	—	608
Employee Stock Purchase Plan	45	—	602	—	—	—	602
Purchase of treasury stock, at cost	—	—	—	—	—	(20,267)	(20,267)
Net income	—	—	—	—	34,996	—	34,996

Balance at December 31, 2004	36,751	$37	$95,822	$(2,148)	$88,636	$(20,267)	$162,080

See accompanying notes.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Operating Activities:
Net income	$21,140	$31,207	$34,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,509	2,542	4,061
Amortization of deferred charges and debt discount	34	25	68
Stock-based compensation	685	409	287
Minority interest	(50)	—	—
Deferred tax expense	350	3,089	3,949
Tax benefit realized for stock option exercises	891	6,936	1,129
Provision for uncollectible accounts	2,952	4,015	8,119
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,561)	(27,585)	(8,600)
Other current assets	(1,275)	(2,706)	43
Accounts payable, accrued nursing home costs and other accrued expenses	6,057	9,673	3,128

Net cash provided by operating activities	18,732	27,605	47,180
Investing Activities:
Cash paid for acquisitions and procurement of licenses	(21,269)	(22,469)	(29,106)
Decrease (increase) in short-term investments	22,894	(11)	(7,717)
Purchases of property and equipment	(2,600)	(4,775)	(4,403)

Net cash used in investing activities	(975)	(27,255)	(41,226)
Financing Activities:
Proceeds from issuance of common stock	581	5,240	1,210
Purchases of treasury stock	—	—	(20,267)
Distributions to minority partners	(100)	—	—
Proceeds from issuance of debt	15	13	—
Payments of debt issue costs	—	—	(327)
Payments on debt	(3,220)	(270)	(3)

Net cash (used in) provided by financing activities	(2,724)	4,983	(19,387)

Net increase (decrease) in cash and cash equivalents	15,033	5,333	(13,433)
Cash and cash equivalents, beginning of period	17,918	32,951	38,284

Cash and cash equivalents, end of period	$32,951	$38,284	$24,851

Supplemental cash flow information
Cash interest paid	$341	$125	$34
Income taxes paid	$13,353	$11,513	$15,976
See accompanying notes.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2002, 2003 and 2004

1.	Organization and Summary of Significant Accounting Policies

Organization
      Odyssey HealthCare, Inc. and its subsidiaries (the “Company”) provide hospice care, with a goal of improving the quality of life of terminally ill patients and their families. Hospice services focus on palliative care for patients with life-limiting illnesses, which is care directed at managing pain and other discomforting symptoms and addressing the psychosocial and spiritual needs of patients and their families. The Company provides for all medical, psychosocial care and certain other support services related to the patient’s terminal illness.
      The Company was incorporated on August 29, 1995 in the state of Delaware and, as of March 1, 2005, had 74 Medicare-certified hospice providers serving patients and their families in 30 states, with significant operations in Texas, California and Arizona.

Principles of Consolidation
      The consolidated financial statements include the accounts of Odyssey HealthCare, Inc., its wholly-owned subsidiaries, and its other subsidiaries, if any, in which Odyssey HealthCare, Inc. has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents and Short-Term Investments
      Cash and cash equivalents include currency, checks on hand, money market funds and overnight repurchase agreements of government securities. Short-term investments primarily include certificates of deposits and debt securities with initial maturities between 180 days and one year.

Fair Value of Financial Instruments
      The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. Management estimates that the carrying amounts of the Company’s financial instruments included in the accompanying consolidated balance sheets are not materially different from their fair values.

Accounts Receivable
      Accounts receivable represents amounts due from patients, third-party payors (principally the Medicare and Medicaid programs), and others for services rendered based on payment arrangements specific to each payor. Approximately 91.4% and 86.8% of the accounts receivable as of December 31, 2003 and 2004, respectively, represent amounts due from the Medicare and Medicaid programs. The Company maintains a policy for reserving for uncollectible accounts. The Company calculates the allowance for uncollectible accounts based on a formula tied to the aging of accounts receivable by payor class. The Company reserves for specific accounts that are determined to be uncollectible when such determinations are made. Accounts are written off when all collection efforts are exhausted.
      Medicare fiscal intermediaries and other payors periodically conduct pre-payment and post-payment medical reviews and other audits of the Company’s reimbursement claims. In order to conduct these reviews, the payor requests documentation in the form of additional development requests from the Company and then reviews that documentation to determine compliance with applicable rules and regulations, including the eligibility of patients to receive hospice benefits, the appropriateness of the care provided to those patients, and the documentation of that care. The Company cannot predict whether medical reviews or similar audits by

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
federal or state agencies or commercial payors of the Company’s hospice programs’ reimbursement claims will result in material recoupments or denials, which could have a material adverse effect on the Company’s financial condition and results of operations.

Goodwill and Other Non-Amortizable Assets
      The Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002. Goodwill is the excess of the purchase price over the fair value of identifiable assets acquired. Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized but reviewed for impairment annually (during the fourth quarter) or more frequently if certain indicators arise. Goodwill is reviewed at the reporting unit level, which is defined in SFAS 142 as an operating segment or one level below an operating segment. The Company has defined their reporting units at the operating segment level. The Company determines the fair value of the reporting units using multiples of revenue. If the fair value of a reporting unit is less than the carrying value, then an indication of impairment exists. The amount of the impairment would be determined by estimating the fair values of the tangible and intangible assets and liabilities, with the remaining fair value assigned to goodwill. The amount of the impairment would be the difference between the carrying amount of the goodwill and the fair value of the goodwill. No impairment charges have been recorded as of December 31, 2004.

Net Patient Service Revenue
      Net patient service revenue is reported at the estimated net realizable amounts from Medicare, Medicaid, commercial insurance and managed care payors, patients and others for services rendered to our patients. To determine net patient service revenue, management adjusts gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap assessments. Changes in the estimated Medicare cap are adjusted in future periods as the payments are determined. Net patient service revenue also does not include charity care or the Medicaid room and board payments. Net patient service revenue is recognized in the month in which our services are delivered. The percentage of net patient service revenue derived under the Medicare and Medicaid programs was 97.5%, 96.9% and 96.6% for the years ended December 31, 2002, 2003 and 2004, respectively.
      The Company is subject to two limitations on Medicare payments for services. With one limitation, if inpatient days of care provided to patients at a hospice exceeds 20% of the total days of hospice care provided for an annual period beginning on November 1st, then payment for days in excess of this limit are paid for at the routine home care rate. None of the Company’s hospice programs exceeded the payment limits on inpatient services for the years ended December 31, 2002, 2003, or 2004.
      Overall payments made by Medicare to the Company on a per hospice program basis are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The hospice cap period runs from November 1st of each year through October 31st of the following year. Total Medicare payments to the Company during this period are compared to the cap amount for this period. Payments in excess of the cap amount must be returned by the Company to Medicare. The cap amount is calculated by multiplying the number of Medicare beneficiaries electing hospice care during the period by a statutory amount (“multiplier”) that is indexed for inflation. The multipliers for the twelve month periods ended October 31, 2003 and 2004 are $18,661 and $19,636, respectively. The 2004 cap amount is retroactive for all services performed since November 1, 2003. The 2005 multiplier for the Medicare cap year ended October 31, 2005 has not been established. Once established, the new multiplier will become effective retroactively for all services performed since November 1, 2004. The hospice cap amount is computed on a hospice-by-hospice basis.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows the amounts accrued and paid for the Medicare cap for the Medicare cap years ended 2003, 2004 and 2005.
Medicare Cap Accrual as of December 31, 2004

	Medicare Cap		Medicare Cap		Medicare Cap
	Year Ended		Year Ended		Year Ended
	October 2003		October 2004		October 2005	Total

	(In thousands)
Medicare Cap Accrual	$657		$1,798		$1,117	$3,571
Medicare Settlement	(160	)(1)	—	(2)	—	(160)
Payments to Medicare for revenue exceeding cap	(497)		—		—	(497)

Medicare Cap Accrual Balance	$—		$1,798		$1,117	$2,915

(1)	Changes in accruals to satisfy cap repayment as determined by Medicare fiscal intermediary audits. Accruals in excess of Medicare settlement applied to estimate for subsequent Medicare cap year.

(2)	Medicare fiscal intermediary audit not yet complete.
      For the Medicare cap years ended 2003 and 2004, the cap accruals noted above in the table are for three and four hospice programs, respectively, that exceeded the Medicare cap for the respective Medicare cap year. For the Medicare cap year ended 2005, the $1.1 million has been accrued for eight hospice programs exceeding the cap as of December 31, 2004. The Company will continue to review the adequacy of the 2005 accrual on a quarterly basis. The Company cannot assure you that additional hospice programs will not exceed the cap amount in the future or that the accrual for existing programs subject to the cap amount will not increase.
      Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations. Compliance with laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

Charity Care
      The Company provides charity care to patients without charge when management of the hospice has determined that the patient does not have the financial capability to pay, which is determined at or near the time of admission. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported as revenue.
      Charity care, based on established charges, amounted to $2.0 million, $2.9 million and $4.9 million for the years ended December 31, 2002, 2003 and 2004, respectively.

Direct Hospice Care Expenses
      Direct hospice care expenses consist primarily of direct patient care salaries, employee benefits, payroll taxes, and travel costs associated with hospice care providers. Direct hospice care expenses also include the cost of pharmaceuticals, medical equipment and supplies, inpatient arrangements, net nursing home costs and purchased services such as ambulance, infusion and radiology.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Other intangible assets are comprised of licenses, non-compete agreements and capitalized CON costs. The non-compete agreements are being amortized based on the terms of the respective agreements while the CON costs are being amortized over 20 years. Licenses are not being amortized due to their indefinite lives but are reviewed annually for impairment.
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

Stock-Based Compensation
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation.” Statement No. 123R supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement No. 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
      Statement 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123R on July 1, 2005.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Statement 123R permits public companies to adopt the requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirement of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date.

2.	A “modified retrospective” method which included the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      The Company has not yet determined which method it will use.
      As permitted in Statement 123, the Company currently accounts for share-based payments to employees using APB 25 which uses the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 7 to the Company’s consolidated financial statements. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0.9 million, $6.9 million and $1.1 million for the years ended December 31, 2002, 2003 and 2004, respectively.

Net Income Per Common Share
      Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding during the period plus the effect of dilutive securities, giving effect to the conversion of employee stock options, restricted stock awards and outstanding warrants (using the treasury stock method and considering the effect of unrecognized deferred compensation charges). Also see Note 7.

Income Taxes
      The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method, deferred taxes are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. Also see Note 13.

General and Professional Liability Insurance
      The Company maintains general (occurrence basis) and professional (claims made basis) liability insurance coverage on a company-wide basis with limits of liability of $1.0 million per occurrence and $3.0 million in the aggregate. The Company also maintains umbrella coverage with a limit of $20.0 million.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nursing Home Costs
      For patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, the Company contracts with nursing homes for the nursing homes’ provision to patients of room and board services. The state must pay the Company, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95% of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. Under the Company’s standard nursing home contracts, the Company pays the nursing home for these room and board services at the Medicaid daily nursing home rate. Nursing home costs are offset by nursing home revenue, and the net amount is included in direct hospice care expenses. Nursing home costs totaled $38.4 million, $55.5 million and $72.8 million for the years ended December 31, 2002, 2003 and 2004, respectively. Nursing home revenue totaled $38.2 million, $56.7 million and $73.6 million for the years ended December 31, 2002, 2003 and 2004, respectively. During 2003, the Company conducted a review of the nursing home accrual and determined certain amounts were not payable and reduced nursing home expense by $1.0 million.

Advertising Costs
      The Company expenses all advertising costs as incurred, which totaled $0.3 million for each of the years ended December 31, 2002, 2003 and 2004.

Deferred Rent Liability
      Payments under operating leases are recognized as rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreements is recognized as a deferred rent liability. Rent expense charged to operations exceeded actual rent payments by $0.3 million, $0.7 million and $1.2 million for the years ended December 31, 2002, 2003, and 2004, respectively.

Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management estimates include an allowance for uncollectible accounts and contractual allowances, accrued compensation, accrued Medicare cap limitations, accrued nursing home costs, accrued patient care costs, accrued taxes, accrued professional fees and goodwill impairment. Actual results could differ from those estimates.

Reclassification
      Certain amounts have been reclassified to conform to the current presentation.

2.	Acquisitions

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

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In November 2003, the Company purchased certain assets of Palliative Care, Inc., a hospice program located in San Antonio, Texas, with a patient census of approximately 100. The purchase price, including transaction costs, totaled $3.3 million. Assets acquired include a non-compete agreement of $0.2 million and goodwill of $3.1 million and certain furniture and fixtures.

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
      Unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 2002, 2003 and 2004 are presented below. Such pro forma presentation has been prepared assuming that the acquisitions described above have been made as of January 1 of the year preceding the year of acquisition:

	Year Ended December 31,

	2002	2003	2004

	(In thousands,
	except per share amounts)
Pro forma net patient service revenue	$231,611	$314,419	$352,695
Pro forma net income	23,441	34,400	35,248
Pro forma net income per common share:
Basic	$0.67	$0.96	$0.97

Diluted	$0.64	$0.92	$0.94

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Intangible Assets
      Goodwill allocated to the Company’s reportable segments at December 31, 2002, 2003 and 2004 is as follows (in thousands):

	Northeast	Southeast	Central	South	Midwest	Texas	Mountain	West	Corporate	Total

January 1, 2003	$2,379	$703	$3,916	$14,970	$2,590	$7,814	$8,739	$5,296	$120	$46,527
Acquisitions	316	290	237	741	—	7,270	11,297	—	—	20,151

December 31, 2003	2,695	993	4,153	15,711	2,590	15,084	20,036	5,296	120	66,678
Acquisitions	—	—	5,810	—	—	21,445	—	—	—	27,255
Reclasses	—	—	—	—	—	—	92	28	(120)	—

December 31, 2004	$2,695	$993	$9,963	$15,711	$2,590	$36,529	$20,128	$5,324	$—	$93,933

      The Company’s total cumulative amortizable goodwill for tax purposes was $65.6 million and $92.8 million as of December 31, 2003 and 2004, respectively. The goodwill amortization expense and the expected amount to be deductible for tax purposes is $3.5 million and $6.3 million for the tax years ended December 31, 2003 and 2004, respectively.
      Other indefinite lived assets are comprised of license agreements, which totaled $1.9 million and $2.5 million as of December 31, 2003 and 2004, respectively, and are included in intangibles in the accompanying consolidated balance sheets. The Company does not believe there is any indication that the carrying value of the license agreements exceeds their fair value.
      Intangible assets subject to amortization related to non-compete agreements are being amortized based on the terms of their respective agreements and totaled $1.1 million and $1.0 million (net of accumulated amortization of $0.4 million and $1.1 million) as of December 31, 2003 and 2004, respectively, and are included in intangibles in the accompanying consolidated balance sheets. Amortization expense of the assets that still require amortization under SFAS 142 was $0.4 million and $0.7 million for the years ended December 31, 2003 and 2004, respectively. Amortization expense relating to these intangible assets will be approximately $0.5 million, $0.3 million, $0.1 million and $0.1 million in 2005, 2006, 2007 and 2008, respectively.
      Intangible assets subject to amortization related to CON costs are being amortized over a 20 year term and totaled $0.1 million and $0.7 million (net of accumulated amortization) as of December 31, 2003 and 2004, respectively, and are included in intangibles in the accompanying consolidated balance sheets.
      Intangible assets subject to amortization for deferred costs related to the Credit Agreement are being amortized over the three year term of the Credit Agreement which expires in May 2007. As of December 31, 2004, the deferred costs totaled $0.3 million (net of accumulated amortization of approximately $0.1 million) and are included in intangibles in the accompanying consolidated balance sheets.

4.	Common Stock
      On February 24, 2003 and August 12, 2003, the Company completed two separate three-for-two stock splits, each payable in the form of a fifty percent stock dividend. The accompanying consolidated financial statements and notes thereto have been restated for all periods presented to reflect these stock dividends.
      On November 1, 2004, the Company announced the adoption of an open market stock repurchase program to repurchase up to $30 million of the Company’s common stock over a six-month period. The timing and the amount of any repurchase of shares during the six-month period is determined by management based on its evaluation of market conditions and other factors. As of December 31, 2004, the Company had purchased 1,648,600 shares of its common stock at a cost of $20.3 million (average cost of $12.29 per share) and had approximately 35.1 million shares outstanding as of December 31, 2004. The Company may purchase

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
up to an additional $9.7 million of common stock under the previously announced stock repurchase program. Stock repurchases are being funded out of the Company’s working capital.

5.	Series B Convertible Preferred Stock Warrants
      In connection with the issuance of the $1.5 million convertible promissory notes on May 22, 1998, the Company issued Series B warrants to the lenders to purchase 0.2 million shares of Series B Convertible Preferred Stock for consideration of $0.017 per share. The warrants were valued at fair value, as determined by the Company, at $0.2 million. This was recorded as a discount on the convertible promissory notes as of December 31, 1998. The exercise price of the stock warrants was $0.83 and was adjusted from time to time as provided in the warrant purchase agreement. In December 2000, the warrants were amended such that upon completion of an initial public offering where the aggregate price paid for such shares by the public is equal to or greater than $20.0 million at a per share price of at least $4.00, the warrants were exercisable to purchase 0.2 million shares of the Company’s common stock at an exercise price of $1.67 per share. This amendment eliminated the possibility of any additional shares of Series B Convertible Preferred Stock becoming outstanding after the completion of an initial public offering and did not provide the holders of the warrants any additional rights and, accordingly, no additional expense was recorded. Series B Convertible Preferred Stock warrants to purchase 30,587 shares of common stock remain outstanding as of December 31, 2004.

6.	Stock Options and Restricted Stock Awards
      The Company no longer grants options under the Odyssey HealthCare, Inc. Stock Option Plan (“Stock Option Plan”). During 2001, the Company adopted the 2001 Equity-Based Compensation Plan (“Compensation Plan”). Awards of stock options and restricted stock under the Compensation Plan shall not exceed the lesser of 225,000,000 shares, or 10% of the total number of shares of common stock then outstanding, assuming the exercise of all outstanding options, warrants and the conversion or exchange or exercise of all securities convertible into or exchangeable or exercisable for common stock.
      At December 31, 2004 there were 490,647 and 2,917,105 options outstanding under the Stock Option Plan and the Compensation Plan, respectively, with exercise prices ranging from $0.04 to $30.64 per share. All options granted have five to ten year terms and vest over a four or five year term.
      At December 31, 2004, there were 175,000 restricted stock awards outstanding under the Compensation Plan. These awards vest over a four-year term.
      There were 1,611,185, 1,745,401 and 366,330 shares available for issuance under the Compensation Plan as of December 31, 2002, 2003 and 2004, respectively.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of stock option activity follows:

	Weighted
	Average
	Exercise Price	Options

	(In thousands, except
	dollar amounts)
Options outstanding at January 1, 2002	$2.43	3,147
Granted	12.39	597
Canceled	6.19	(210)
Exercised	0.79	(676)

Options outstanding at December 31, 2002	4.51	2,858

Granted	19.81	1,528
Cancelled	13.42	(194)
Exercised	3.04	(1,450)

Options outstanding at December 31, 2003	12.85	2,742

Granted	21.35	1,032
Cancelled	19.11	(207)
Exercised	3.89	(159)

Options outstanding at December 31, 2004	$15.57	3,408

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the stock options outstanding as of December 31, 2004:

		Weighted
		Average		Number
		Remaining	Number	Unvested
	Number	Contractual	Vested and	and Not
Exercise Price	Outstanding	Life (Years)	Exercisable	Exercisable

	(Amounts in thousands, except dollar and year amounts)
$ 0.04	1	1.91	1	—
0.44	201	3.77	189	12
1.38	208	5.86	144	64
2.07	1	6.08	—	1
3.11	23	6.33	9	14
5.78	35	6.67	11	24
7.19	420	6.92	302	118
11.28	118	7.58	88	30
11.69	108	7.08	37	71
12.10	373	9.88	—	373
15.15	411	7.92	235	176
15.25	129	8.08	30	99
15.53	81	7.92	39	42
16.87	36	9.33	—	36
17.00	20	9.58	—	20
17.54	1	7.08	—	1
17.78	50	9.58	—	50
18.76	31	8.42	16	15
18.82	29	9.33	—	29
20.00	43	8.42	11	32
21.86	31	9.17	—	31
22.33	443	8.50	122	321
27.96	9	8.50	2	7
28.48	171	8.50	43	128
30.64	435	9.08	150	285

	3,408		1,429	1,979

7.	Stock-Based Compensation
      Prior to 2001, the Company had two stock-based compensation plans which are described more fully in Note 6. The Company accounts for those plans under the recognition and measurement principles of APB 25. APB 25 uses the intrinsic value method to account for options granted to employees. Stock-based compensation is generally not recognized since the option price is typically equal to the market value of the underlying common stock on the date of grant. During the years ended December 31, 2000 and 2001, the Company recorded aggregate deferred compensation for employees of $2.1 million and $1.5 million, respectively, representing the difference between the exercise prices of the stock options granted in fiscal year 2000 and 2001 under the Odyssey HealthCare, Inc. Stock Option Plan and 2001 Equity-Based Compensation Plan and the then deemed fair value of the common stock prior to the initial public offering (the “Offering”). These amounts are being amortized to operations using the graded method. Under the graded method,

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately 46%, 26%, 15%, 9% and 4%, respectively of each option’s compensation expense is recognized in each of the five years following the date of the grant. For the years ended December 31, 2002, 2003 and 2004, the Company amortized deferred compensation and recorded stock-based compensation expense in the amount of $0.7 million, $0.4 million and $0.2 million, respectively, related to the stock options.
      During the year ended December 31, 2004, the Company also recorded aggregate deferred compensation for the issuance of grants related to 175,000 restricted stock awards to certain executive officers of $2.1 million which represents the fair value of the awards based on the fair market value of the common stock of $12.10 per share on the date of grant which was November 18, 2004. This amount is being amortized to operations on a straight-line method over four years following the date of grant based on the respective four year vesting schedule. For the year ended December 31, 2004, the Company amortized deferred compensation and recorded $0.1 million in stock-based compensation expense related to the restricted stock awards.
      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based compensation.

	Year Ended December 31

	2002	2003	2004

	(In thousands)
Net income available to common stockholders, as reported	$21,140	$31,207	$34,996
Add: Stock-based employee compensation expense recorded, net of tax	425	249	178
Deduct: Fair value stock-based employee compensation expense, net of tax	(1,285)	(2,366)	(4,238)

Pro forma net income available to common stockholders	$20,280	$29,090	$30,936

Earnings per share:
Basic — as reported	$0.61	$0.87	$0.96
Add: Stock-based employee compensation expense recorded, net of tax	0.01	0.01	0.01
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.04)	(0.07)	(0.12)

Basic — pro forma	$0.58	$0.81	$0.85

Diluted — as reported	$0.58	$0.84	$0.93
Add: Stock-based employee compensation expense recorded, net of tax	0.01	0.00	0.00
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.04)	(0.06)	(0.11)

Diluted — pro forma	$0.55	$0.78	$0.82

      The deemed fair value for options was estimated at the date of grant using the Black-Scholes Model, which considers volatility. The following table illustrates the weighted average assumptions for the years ended December 31:

	2002	2003	2004

Risk free interest rate	3.44%- 4.55%	3.50%	3.44%
Expected life	5 years	5 years	5 years
Expected volatility	0.715	1.558	0.603
Expected dividend yield	—	—	—

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average deemed fair value of the options granted was $11.46, $16.63 and $11.92 in the years ended December 31, 2002, 2003 and 2004, respectively.

8.	Net Income Per Common Share
      The following table presents the calculation of basic and diluted net income per common share:

	Year Ended December 31,

	2002	2003	2004

	(In thousands, except per share
	amounts)
Numerator
Numerator for basic and diluted net income per share — net income available to common stockholders	$21,140	$31,207	$34,996

Denominator
Denominator for basic net income per share — weighted average shares outstanding	34,782	35,945	36,445
Effect of dilutive securities:
Employee stock options and restricted stock awards	1,881	1,281	1,076
Series B Preferred Stock Warrants convertible to common stock	28	30	30

Denominator for diluted net income per share — adjusted weighted average shares and assumed or actual conversions	36,691	37,256	37,551

Net income per common share:
Basic	$0.61	$0.87	$0.96

Diluted	$0.58	$0.84	$0.93

      For the years ended December 31, 2003 and 2004, options outstanding of 239,662 and 1,191,507, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common stock and thus the inclusion would have been antidilutive. For the year ended December 31, 2002, all options outstanding were included in the computation of diluted earnings per share because the exercise prices of the options were less than the average market price of the common stock.

9.	Allowance for Uncollectible Accounts
      The allowance for uncollectible accounts for patient accounts receivable is as follows:

	Balance at	Provision for	Write-Offs,	Balance at
	Beginning of	Uncollectible	Net of	End of
	Year	Accounts	Recoveries	Year

	(In thousands)
Year ended December 31, 2002	$3,394	$2,952	$(3,384)	$2,962
Year ended December 31, 2003	$2,962	$4,015	$(3,064)	$3,913
Year ended December 31, 2004	$3,913	$8,119	$(8,170)	$3,862

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Property and Equipment
      Property and equipment is as follows:

	December 31,

	2003	2004

	(In thousands)
Office furniture	$2,504	$4,030
Computer hardware	3,310	3,940
Computer software	2,365	3,042
Equipment	802	968
Motor vehicles	97	97
Leasehold improvements	2,691	3,776

	11,769	15,853
Less accumulated depreciation and amortization	5,334	8,363

	$6,435	$7,490

11.	Other Accrued Expenses
      Other accrued expenses are as follows:

	December 31,

	2003	2004

	(In thousands)
Medicare cap	$1,244	$2,915
Workers’ compensation	853	2,274
Inpatient	1,383	1,685
Rent	683	1,211
Pharmacy	1,334	1,038
Medical supplies and durable medical equipment	897	881
Property taxes	127	189
Medical director	201	144
Professional fees	75	121
Other	331	517

	$7,128	$10,975

12.	Line of Credit and Long-Term Debt
      Line of credit and long-term debt consists of the following:

	December 31,

	2003	2004

	(In thousands)
Leasehold improvement loans due between 2004 and 2008; interest at 6.50% and 10.37%	17	14
Less current maturities	4	5

	$13	$9

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On May 14, 2004, the Company entered into a new revolving line of credit with General Electric Capital Corporation (as amended, the “Credit Agreement”) that provides the Company with a $40 million revolving line of credit, subject to three separate $10 million increase options. The revolving line of credit will be used, if necessary, to fund future acquisitions, working capital, capital expenditures, and general corporate purposes. Borrowings outstanding under the revolving line of credit will bear interest at LIBOR plus 2.5% or the higher of the prime rate or 50 basis points over the federal funds rate. The revolving line of credit expires May 14, 2007. The revolving line of credit has an unused facility fee of 0.375% per annum and an annual monitoring fee of $30,000. No amounts have been drawn on the revolving line of credit as of December 31, 2004. The revolving line of credit is secured by substantially all of the Company’s and its subsidiaries’ existing and after-acquired personal property assets and all after-acquired real property assets. The Company and its subsidiaries are subject to affirmative and negative covenants under the Credit Agreement. The Company is currently in compliance with all covenants under the Credit Agreement.
      In September 2004, the Company was informed by the Civil Division of the U.S. Department of Justice (the “DOJ”) that it has begun an investigation of the Company under the authority of the False Claims Act. On November 1, 2004, the Company entered into an amendment to the Credit Agreement which, among other things, amended the definition of “Indebtedness” in the Credit Agreement such that (i) the assessment of any fines, penalties and damages, if any, arising from the DOJ investigations will result in a default under the Credit Agreement, meaning that the Company will be prohibited from using loan proceeds to pay for such fines, penalties and damages, and (ii) fines, penalties and damages, if any, arising from the DOJ investigations will be included for purposes of calculating financial covenants. Accordingly, if the Company is assessed any fines, penalties and damages by the DOJ, the Company could be forced to use other sources of capital to pay the amounts of such fines, penalties and damages.
      Scheduled principal repayments on debt outstanding as of December 31, 2004 for the next four years are as follows:

Principal
Repayment
Year	Amount

2005	$5,000
2006	5,000
2007	2,000
2008	2,000

$14,000

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes
      Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,

	2003	2004

	(In thousands)
Deferred tax assets:
Accounts receivable	$(221)	$(966)
Insurance	(98)	(606)
Accrued compensation	851	727
Workers’ compensation	638	875

	1,170	30
Deferred tax liabilities:
Accounts receivable	—	—
Amortizable and depreciable assets	(3,871)	(6,931)
Other	(415)	(164)

	(4,286)	(7,095)

Net deferred tax liabilities	$(3,116)	$(7,065)

      The components of the Company’s income tax expense are as follows:

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Current:
Federal	$10,704	$14,914	$14,968
State	2,086	1,836	2,416

	12,790	16,750	17,384
Deferred:
Federal	298	2,629	3,357
State	52	460	592

	$13,140	$19,839	$21,333

      The reconciliation of income tax expense computed at the federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,

	2002		2003		2004

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Tax at federal statutory rate	$11,998	35%	$17,866	35%	$19,715	35%
State income tax, net of federal benefit	1,064	3	1,452	3	1,955	3
Stock-based compensation charges	142	1	(94)	—	101	—
Non-deductible expenses and other	(64)	(1)	615	1	(438)	—

	$13,140	38%	$19,839	39%	$21,333	38%

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Retirement Plan
      The Company sponsors a 401(k) plan, which is available to substantially all employees after meeting certain eligibility requirements. The plan provides for contributions by the employees based on a percentage of their income. The Company at its discretion may make contributions. Matching contributions totaled $0.3 million, $0.6 million and $0.7 million for the years ended December 31, 2002, 2003 and 2004, respectively.

15.	Commitments and Contingencies

Leases
      The Company leases office space and equipment at its various locations. Most of the Company’s lease terms have escalation clauses and renewal options, typically equal to the original lease term. Total rental expense was approximately $5.2 million, $7.0 million and $9.2 million for the years ended December 31, 2002, 2003 and 2004, respectively.
      Future minimum rental commitments under noncancelable operating leases for the years subsequent to December 31, 2004, are as follows (in thousands):

2005	$8,473
2006	7,341
2007	5,629
2008	3,935
2009	2,429
Thereafter	5,365

$33,172

Contingencies
      The Company and its current and former Chief Executive Officers and its current Chief Financial Officer are defendants in a lawsuit originally filed on April 21, 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Francis Layher, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased or otherwise acquired our publicly traded securities between May 5, 2003 and February 23, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Six similar lawsuits were also filed in May and June of 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Kenneth L. Friedman, Trudy J. Nomm, Eva S. Caldarola, Michael Schaufuss, Duane Liffrig and G.A. Allsmiller on behalf of the same plaintiff class, making substantially similar allegations and seeking substantially similar damages. As of the date of this Form 10-K, the lawsuits have been transferred to a single judge and consolidated into a single action. The Company has filed a motion to dismiss the lawsuit which is currently pending. Lead plaintiffs and lead counsel have been appointed. The consolidated complaint was filed on by December 20, 2004 which among other things extended the putative class period to October 18, 2004. While the Company cannot predict the outcome of these matters, it believes that the plaintiffs’ claims are without merit, it denies the allegations in the complaints, and it intends to vigorously defend the lawsuits.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against the current and former Chief Executive Officer and current Chief Financial Officer, Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical Affairs of the Company and each of the current members of the board of directors of the Company and two former members of the board of directors of the Company. The complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, current members of the board of directors and two former members of the board of directors. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the named executive officers, current members of the board of directors and two former members of the board of directors. No damages are sought from the Company. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of the Company, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and has been consolidated with above lawsuit filed by Mr. Connolly. The consolidated lawsuit has been abated by the District Court until July 8, 2005, unless sooner lifted pursuant to a court order. While the Company cannot predict the outcome of these matters, the Company believes that the plaintiffs’ claims are without merit.
      In September 2004, the Company was informed by the Civil Division of the U.S. Department of Justice (“DOJ”) that it had begun a civil investigation of the Company. The DOJ’s investigation appears to be principally focused on patient admission, retention and discharges from January 2001 through October of 2004. The Company is cooperating with the investigation, which still is in the preliminary stages and may take a considerable amount of time to resolve. To date, the DOJ has not made any allegations of impropriety or asserted monetary demands against the Company. As such, the Company is unable to predict, what, if any, action (which could include the imposition of civil or criminal penalties, fines and/or exclusion of one or more of the Company’s hospice programs from participation in the Medicare, Medicaid and other federally-funded healthcare programs) the DOJ might take as a result of its investigation, or the impact, if any, that such action, if any, may have on the Company’s business, operations, liquidity or capital resources.
      On December 30, 2004, in the United States District Court for the Northern District of Texas, Dallas Division, John O. Hanson brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against the current and former Chief Executive Officers, current Chief Financial Officer and each of the current members of the board of directors of the Company and a former member of the board of directors of the Company. The complaint alleges breach of fiduciary duty, abuse of control, aiding and abetting breach of fiduciary duty and gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, current members of the board of directors and former member of the board of directors. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the named executive officers, current members of the board of directors and former member of the board of directors. No damages are sought from the Company. The lawsuit has been voluntarily stayed by the parties until a final determination on the motion to dismiss that is currently pending in the class action securities litigation previously filed in the United States District Court for the Northern District of Texas, Dallas Division. While the Company cannot predict the outcome of this matter, the Company believes that plaintiff’s claims are without merit.
      If any of these matters were successfully asserted against the Company, there could be a material adverse effect on the Company. From time to time, the Company may be involved in other litigation matters relating to claims that arise in the ordinary course of its business. The ultimate liability for these matters cannot be determined. However, based on the information currently available to the Company, the Company does not believe that the resolution of these other litigation matters to which the Company is currently a party will have a material adverse effect on the Company.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Segment Reporting
      The Company currently evaluates performance and allocates resources by regions primarily on the basis of cost per day of care and income from operations. The hospice programs that are included in each region may change from time to time, but regions are presented for all periods here in a comparative format. The distribution by regions of the Company’s net patient service revenue, direct hospice care expenses, income (loss) from operations (which is used by management for operating performance review), average daily census and assets by geographic location are summarized in the following tables:

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Net patient service revenue:
Northeast	$11,992	$15,730	$16,885
Southeast	8,862	12,426	16,888
Central	16,793	23,051	26,550
South	29,014	41,073	49,320
Midwest	20,376	25,345	34,111
Texas	41,626	61,193	90,340
Mountain	38,292	57,360	69,138
West	27,504	38,131	47,059
Corporate	—	—	(15)

	$194,459	$274,309	$350,276

Direct hospice care expenses:
Northeast	$5,669	$8,051	$9,795
Southeast	4,522	6,349	8,906
Central	8,099	11,740	15,460
South	14,918	21,208	25,016
Midwest	9,477	13,175	16,953
Texas	23,912	34,932	50,727
Mountain	19,392	29,249	36,957
West	13,857	19,629	24,054
Corporate	73	(595)	23

	$99,919	$143,738	$187,891

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Income (loss) from operations:
Northeast	$3,619	$3,984	$1,648
Southeast	2,594	3,525	3,395
Central	5,163	6,327	4,616
South	8,462	11,678	13,756
Midwest	6,495	5,999	9,521
Texas	9,805	14,902	23,253
Mountain	10,886	18,227	18,861
West	7,352	10,845	13,522
Corporate	(20,421)	(24,691)	(32,484)

	$33,955	$50,796	$56,088

	Year Ended December 31,

	2002	2003	2004

Average Daily Census:
Northeast	274	346	362
Southeast	181	259	365
Central	431	566	657
South	749	1,019	1,188
Midwest	467	559	733
Texas	997	1,440	2,043
Mountain	745	1,094	1,379
West	563	736	877

	4,407	6,019	7,604

	Year Ended December 31,

	2003	2004

	(In thousands)
Total Assets:
Northeast	$5,825	$6,192
Southeast	4,458	4,773
Central	9,319	14,480
South	26,637	24,689
Midwest	11,521	11,561
Texas	28,896	52,088
Mountain	34,834	33,971
West	12,493	14,627
Corporate	46,819	41,710

	$180,802	$204,091

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Fair Values of Financial Instruments
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
      The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2003 and 2004 are as follows:

	2003		2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In thousands)
Cash and cash equivalents	$38,284	$38,284	$24,851	$24,851
Short-term investments	$690	$690	$8,407	$8,407
Long-term debt (including current maturities)	$17	$17	$14	$14

18.	Unaudited Quarterly Financial Information
      The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein:

	2004 Calendar Quarters

	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Total net revenues	$84,690	$86,818	$87,462	$91,306
Net income	$7,903	$9,310	$9,003	$8,780
Net income per share — Basic	$0.22	$0.25	$0.25	$0.24
Net income per share — Diluted	$0.21	$0.25	$0.24	$0.24
Weighted average shares outstanding — Basic	36,559	36,608	36,653	35,963
Weighted average shares outstanding — Diluted	37,882	37,586	37,586	36,637

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003 Calendar Quarters

	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Total revenues	$60,060	$64,896	$71,049	$78,304
Net income	$7,208	$7,567	$7,847	$8,585
Net income per share — Basic	$0.20	$0.21	$0.22	$0.24
Net income per share — Diluted	$0.20	$0.20	$0.21	$0.23
Weighted average shares outstanding — Basic	35,423	35,643	36,063	36,392
Weighted average shares outstanding — Diluted	36,869	37,194	37,791	37,990

EXHIBIT INDEX

Exhibit
Number			Description

2.1		—	Asset Purchase Agreement, dated as of January 9, 2004, by and among Odyssey HealthCare Operating A, LP, Crown of Texas Hospice, Amarillo, Ltd., Crown of Texas Hospice, Southeast, Ltd., and certain other individuals named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 15, 2004)
3.1		—	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)
3.2		—	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
4.1		—	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on August 2, 2001)
4.2		—	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
4.3		—	Rights Agreement (the “Rights Agreement”) dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the Commission on December 8, 2001)
4.4		—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))
10	.1.1	—	Credit Agreement, dated May 14, 2004, among Odyssey HealthCare Operating A, LP, Odyssey HealthCare Operating B, LP and Hospice of the Palm Coast, Inc. as borrowers, Odyssey HealthCare Inc. as a credit party and the other credit parties signatory thereto, General Electric Capital Corporation as agent and lender, and the other lenders signatory thereto from to time (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 26, 2004)
10	.1.2	—	Consent and Amendment No. 1 to Credit Agreement dated November 1, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 7, 2004
10.2		—	Employment Agreement, dated as of January 1, 2004, by and between Odyssey HealthCare, Inc. and William F. Ward (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 5, 2004)
10.3		—	Amended and Restated Employment Agreement, effective as of February 28, 2002, by and between Odyssey HealthCare, Inc. and Richard R. Burnham (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K as filed with the Commission on March 20, 2002)
10.4		—	Amended and Restated Employment Agreement, effective as of February 28, 2002, by and between Odyssey HealthCare, Inc. and David C. Gasmire (incorporated by reference to Exhibit 10.3 to the company’s Annual Report on Form 10-K as filed with the Commission on March 20, 2002)
10.5		—	Amended and Restated Employment Agreement, effective as of February 28, 2002, by and between Odyssey HealthCare, Inc. and Douglas B. Cannon (incorporated by reference to Exhibit 10.4 to the Company’s Annual report on Form 10-K as filed with the Commission on March 20, 2002)
10	.6.1	—	Odyssey HealthCare, Inc. Stock Option Plan (the “Stock Option Plan”) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10	.6.2	—	First Amendment to the Stock Option Plan, dated January 31, 2001 (incorporated by reference to Exhibit 10.5.2 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)

Exhibit
Number			Description

10.7		—	2001 Equity-Based Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)
10	.8.1	—	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)
10	.8.2	—	First Amendment to Employee Stock Purchase Plan, dated March 6, 2002 (incorporated by reference to Exhibit 10.7.2 to the Company’s annual Report on Form 10-K as filed with the Commission on March 20, 2002)
10.9		—	Form of Indemnification Agreement between Odyssey HealthCare, Inc. and its directors and officers (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10	.10.1	—	Promissory Note and Warrant Purchase Agreement, dated May 22, 1998, by and among Odyssey HealthCare, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10	.10.2	—	Form of Warrant, dated May 22, 1998 (incorporated by reference to Exhibit 10.10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10	.10.3	—	First Amendment to Warrants, dated December 6, 2000 (incorporated by reference to Exhibit 10.10.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on August 2, 2001)
21		—	Subsidiaries of Odyssey HealthCare, Inc.*
23.1		—	Consent of Ernst & Young LLP*
31.1		—	Certification required by Rule 13a-14(a), dated March 14, 2005, by Richard R. Burnham, Chief Executive Officer*
31.2		—	Certification required by Rule 13a-14(a), dated March 14, 2005, by Douglas B. Cannon, Chief Financial Officer*
32		—	Certification required by Rule 13a-14(b), dated March 14, 2005, by Richard R. Burnham, Chief Executive Officer, and Douglas B. Cannon, Chief Financial Officer**

*	Filed herewith.

**	Furnished herewith