Form 10-Q
period 2005-03-31
ODYSSEY HEALTHCARE INC
filed 2005-05-09
CIK 1129623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☑      No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑      No ☐

     The number of outstanding shares of the issuer’s common stock as of May 5, 2005 was as follows: 34,496,588 shares of Common Stock, $0.001 par value per share.

FORM 10-Q

ODYSSEY HEALTHCARE, INC.
FOR THE QUARTER ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	MARCH 31,
	2004	2005
	(IN THOUSANDS, EXCEPT SHARE
	AND PER SHARE AMOUNTS)
	(AUDITED)	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$24,851	$22,949
Short-term investments	8,407	14,427
Accounts receivable from patient services, net of allowance for uncollectible accounts of $3,862 and $3,812 at December 31, 2004 and March 31, 2005, respectively	59,376	55,843
Deferred tax assets	30	374
Income taxes receivable	1,679	2,739
Prepaid expenses and other current assets	3,823	3,056

Total current assets	98,166	99,388
Property and equipment, net of accumulated depreciation	7,490	7,018
Goodwill	93,933	93,933
Intangibles, net of accumulated amortization	4,502	4,435

Total assets	$204,091	$204,774

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,664	$3,541
Accrued compensation	10,331	10,436
Accrued nursing home costs	9,932	10,156
Other accrued expenses	10,975	14,449
Income taxes payable	—	30
Current maturities of long-term debt	5	5

Total current liabilities	34,907	38,617
Long-term debt, less current maturities	9	8
Deferred tax liability	7,095	7,844
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares — 75,000,000
Issued shares — 36,750,917 at December 31, 2004 and 37,011,022 at March 31, 2005, respectively	37	37
Additional paid-in capital	95,822	96,280
Deferred compensation	(2,148)	(1,991)
Retained earnings	88,636	93,979
Treasury stock, at cost, 1,648,600 and 2,515,434 shares at December 31, 2004 and March 31, 2005, respectively	(20,267)	(30,000)

Total stockholders’ equity	162,080	158,305

Total liabilities and stockholders’ equity	$204,091	$204,774

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED
	MARCH 31,
	2004	2005
	(IN THOUSANDS, EXCEPT PER
	SHARE AMOUNTS)
	(UNAUDITED)
Net patient service revenue	$84,690	$87,828
Operating expenses:
Direct hospice care	47,328	48,425
General and administrative	22,258	27,104
Provision for uncollectible accounts	1,330	2,587
Depreciation	766	903
Amortization	159	147

	71,841	79,166

Income from operations	12,849	8,662
Other income (expense):
Interest income	46	169
Interest expense	—	(46)

	46	123

Income before provision for income taxes	12,895	8,785
Provision for income taxes	4,992	3,442

Net income	$7,903	$5,343

Net income per common share:
Basic	$0.22	$0.15

Diluted	$0.21	$0.15

Weighted average shares outstanding:
Basic	36,559	34,854
Diluted	37,882	35,376

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31,
	2004	2005
	(IN THOUSANDS)
	(UNAUDITED)
Operating Activities
Net income	$7,903	$5,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	925	1,050
Amortization of debt issue costs	—	27
Stock-based compensation	62	157
Deferred tax expense	450	405
Tax benefit realized for stock option exercises	53	359
Provision for uncollectible accounts	1,330	2,587
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,822)	946
Other current assets	2,863	(293)
Accounts payable, accrued nursing home costs and other accrued expenses	5,362	3,710

Net cash provided by operating activities	6,126	14,291
Investing Activities
Cash paid for acquisitions and procurement of licenses	(22,578)	(107)
Increase in short-term investments	(2)	(6,020)
Purchases of property and equipment	(1,459)	(431)

Net cash used in investing activities	(24,039)	(6,558)
Financing Activities
Proceeds from issuance of common stock	288	99
Purchases of treasury stock	—	(9,733)
Payments on debt	(1)	(1)

Net cash provided by (used in) financing activities	287	(9,635)

Net decrease in cash and cash equivalents	(17,626)	(1,902)
Cash and cash equivalents, beginning of period	38,284	24,851

Cash and cash equivalents, end of period	$20,658	$22,949

Supplemental cash flow information
Interest paid	$—	$19
Income taxes paid	$18	$3,869

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2004 AND 2005

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements of Odyssey HealthCare, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2005.

     The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

     Certain amounts have been reclassified to conform to the current presentation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management estimates include an allowance for uncollectible accounts and contractual allowances, accrued compensation, accrued nursing home costs, accrued Medicare cap, accrued workers’ compensation, accrued patient care costs, accrued taxes, accrued professional fees and goodwill impairment. Actual results could differ from those estimates.

2. STOCK BASED COMPENSATION

     On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) issued FASB Statement 123R (revised 2004), “Share-Based Payment,” (“Statement 123R”) which is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation, (“Statement 123”). Statement 123R supersedes Accounting Principles Board (the “APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     In April 2005, the SEC amended the compliance dates for the application of Statement 123R. Statement 123R must be adopted for fiscal years that begin after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123R on January 1, 2006.

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

2.	A “modified retrospective” method which include the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under

Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has not yet determined which method it will use.

     As permitted in Statement 123, the Company currently accounts for share-based payments to employees using APB 25 which uses the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position or liquidity. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share which is included in the table below. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0.1 million and $0.4 million for the three months ended March 31, 2004 and 2005, respectively.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based compensation.

	THREE MONTHS ENDED
	MARCH 31,
	2004	2005
	(IN THOUSANDS, EXCEPT PER
	SHARE AMOUNTS)
Net income, as reported	$7,903	$5,343
Add: Stock-based employee compensation expense recorded, net of tax	38	96
Deduct: Fair value stock-based employee compensation expense, net of tax	(1,094)	(1,130)

Pro forma net income	$6,847	$4,309

Earnings per share:
Basic — as reported	$0.22	$0.15
Add: Stock-based employee compensation expense recorded, net of tax	—	—
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.03)	(0.03)

Basic — pro forma	$0.19	$0.12

Diluted — as reported	$0.21	$0.15
Add: Stock-based employee compensation expense recorded, net of tax	—	—
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.03)	(0.03)

Diluted — pro forma	$0.18	$0.12

3. NET INCOME PER COMMON SHARE

     The following table presents the calculation of basic and diluted net income per common share:

	THREE MONTHS ENDED
	MARCH 31,
	2004	2005
	(IN THOUSANDS, EXCEPT PER
	SHARE AMOUNTS)
Numerator
Numerator for diluted net income per share — net income	$7,903	$5,343

Denominator
Denominator for basic net income per share — weighted average shares	36,559	34,854
Effect of dilutive securities:
Employee stock options	1,293	493
Series B Preferred Stock Warrants convertible to common stock	30	29

Denominator for diluted net income per share — adjusted weighted average shares and assumed or actual conversions	37,882	35,376

Net income per common share:
Basic	$0.22	$0.15

Diluted	$0.21	$0.15

     For the three months ended March 31, 2004 and 2005, options outstanding of 661,170 and 2,279,561, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common stock and thus the inclusion would have been antidilutive.

4. REPURCHASE OF COMMON STOCK

     On November 1, 2004, the Company announced the adoption of an open market stock repurchase program to repurchase up to $30.0 million of the Company’s common stock over a six-month period. The timing and the amount of any repurchase of shares during the six-month period was determined by management based on its evaluation of market conditions and other factors. As of March 31, 2005, the Company had repurchased 2,515,434 shares of the Company’s common stock at a cost of $30.0 million (average cost of $11.93 per share) and had completed its stock repurchase program. Stock repurchases were funded from the Company’s working capital.

5. OTHER ACCRUED EXPENSES

     Other accrued expenses are as follows:

	DECEMBER	MARCH
	31, 2004	31, 2005
	(In thousands)
Medicare cap	$2,915	$5,155
Workers’ compensation	2,274	2,202
Inpatient	1,685	2,133
Rent	1,211	1,261
Pharmacy	1,038	1,205
Medical supplies and durable medical equipment	881	993
Professional fees	121	648
Medical director	144	211
Property taxes	189	171
Other	517	470

	$10,975	$14,449

6. REVOLVING LINE OF CREDIT

     On May 14, 2004, the Company entered into a new revolving line of credit with General Electric Capital Corporation (as amended, the “Credit Agreement”) that provides the Company with a $40 million revolving line of credit, subject to three separate $10 million increase options. The revolving line of credit will be used, if necessary, to fund future acquisitions, working capital, capital expenditures, and general corporate purposes. Borrowings outstanding under the revolving line of credit will bear interest at LIBOR plus 2.5% or the higher of the prime rate or 50 basis points over the federal funds rate. The revolving line of credit expires May 14, 2007. The revolving line of credit has an unused facility fee of 0.375% per annum and an annual monitoring fee of $30,000. No amounts have been drawn on the revolving line of credit as of March 31, 2005. The revolving line of credit is secured by substantially all of the Company’s and its subsidiaries’ existing and after-acquired personal property assets and all after-acquired real property assets. The Company and its subsidiaries are subject to affirmative and negative covenants under the Credit Agreement. The Company is currently in compliance with all covenants under the Credit Agreement.

     In September 2004, the Company was informed by the Civil Division of the U.S. Department of Justice (the “DOJ”) that it had begun an investigation of the Company under the authority of the False Claims Act. On November 1, 2004, the Company entered into an amendment to the Credit Agreement which, among other things, amended the definition of “Indebtedness” in the Credit Agreement such that (i) the assessment of any fines, penalties and damages, if any, arising from the DOJ investigations will result in a default under the Credit Agreement, meaning that the Company will be prohibited from using loan proceeds to pay for such fines, penalties and damages, and (ii) fines, penalties and damages, if any, arising from the DOJ investigations will be included for purposes of calculating financial covenants. Accordingly, if the Company is assessed any fines, penalties and damages by the DOJ, the Company could be forced to use other sources of capital to pay the amounts of such fines, penalties and damages.

7. CONTINGENCIES

     The Company and its current and former Chief Executive Officers and its current Chief Financial Officer are defendants in a lawsuit originally filed on April 21, 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Francis Layher, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased or otherwise acquired our publicly traded securities between May 5, 2003 and February 23, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Six similar lawsuits were also filed in May and June of 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Kenneth L. Friedman, Trudy J. Nomm, Eva S. Caldarola, Michael Schaufuss, Duane Liffrig and G.A. Allsmiller on behalf of the same plaintiff class, making substantially similar allegations and seeking substantially similar damages. As of the date of this Form 10-Q, all of these lawsuits have been transferred to a single judge and consolidated into a single action. Lead plaintiffs and lead counsel have been appointed and the consolidated complaint was filed on December 20, 2004 which, among other things, extended the putative class period to October 18, 2004. The Company has filed a motion to dismiss the lawsuit which is currently pending. While the Company cannot predict the outcome of these matters, it believes that the plaintiffs’ claims are without merit, it denies the allegations in the complaints, and it intends to vigorously defend the lawsuits.

     On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against the current and former Chief Executive Officers and current Chief Financial Officer, Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs of the Company and each of the current members of the board of directors of the Company and two former members of the board of directors of the Company. The complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, current members of the board of directors and two former members of the board of directors. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the named executive officers, current members of the board of directors and two former members of the board of directors. No damages are sought from the Company. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of the Company, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and has been consolidated with above lawsuit filed by Mr. Connolly. The consolidated lawsuit has been abated by the District Court until July 8, 2005, unless sooner lifted pursuant to a court order. While the Company cannot predict the outcome of these matters, the Company believes that the plaintiffs’ claims are without merit.

     In September 2004, the Company was informed by the Civil Division of the U.S. Department of Justice (“DOJ”) that it had begun a civil investigation of the Company. The DOJ’s investigation appears to be principally focused on patient admissions, retention and discharges from January 2001 through October of 2004. The Company is cooperating with the investigation, which is still ongoing and may take a considerable amount of time to resolve. To date, the DOJ has not made any allegations of impropriety or asserted monetary demands against the Company. As such, the Company is unable to predict, what, if any, action (which could include the imposition of civil or criminal penalties, fines and/or exclusion of one or more of the Company’s hospice programs from participation in the Medicare, Medicaid and other federally-funded healthcare programs) the DOJ might take as a result of its investigation, or the impact, if any, that such action, if any, may have on the Company’s business, operations, liquidity or capital resources.

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

     If any of these matters were successfully asserted against the Company, there could be a material adverse effect on the Company. From time to time, the Company may be involved in other litigation matters relating to claims that arise in the ordinary course of its business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to the Company, the Company does not believe that the resolution of these other litigation matters to which the Company is currently a party will have a material adverse effect on the Company.

8. SEGMENT REPORTING

     The Company currently evaluates performance and allocates resources primarily on the basis of cost per day of care and income from operations. The hospice programs that are included in each region may change from time to time, but regions are presented for all periods here in a comparative format. During the three months ended March 31, 2005, the Company divided the Texas region into two distinct regions and named these new regions as East Texas and West Texas. Prior periods have been restated to reflect the two new regions. The distribution by regions of the Company’s net patient service revenue, direct hospice care expenses, income (loss) from operations (which is used by management for operating performance review) and average daily census are summarized in the following tables:

	THREE MONTHS ENDED
	MARCH 31,
	2004	2005
	(IN THOUSANDS)
Net patient service revenue:
Northeast	$3,797	$5,058
Southeast	3,965	4,088
Central	6,504	6,264
South	11,846	12,421
East Texas	11,342	11,292
West Texas	10,599	10,438
Midwest	8,093	8,208
Mountain	17,718	17,030
West	10,866	13,077
Corporate	(40)	(48)

	$84,690	$87,828

Direct hospice care expenses:
Northeast	$2,538	$2,968
Southeast	1,988	2,405
Central	3,758	3,960
South	6,135	6,548
East Texas	6,845	6,438
West Texas	6,257	5,907
Midwest	4,302	4,231
Mountain	9,310	9,477
West	6,188	6,491
Corporate	7	—

	$47,328	$48,425

Income (loss) from operations:
Northeast	$207	$452
Southeast	1,171	438
Central	1,178	588
South	3,545	2,951
East Texas	2,538	2,730
West Texas	2,431	2,460
Midwest	2,088	1,793
Mountain	5,290	3,505
West	2,365	3,856
Corporate	(7,964)	(10,111)

	$12,849	$8,662

	THREE MONTHS ENDED
	MARCH 31,
	2004	2005
Average Daily Census:
Northeast	337	424
Southeast	327	371
Central	657	639
South	1,160	1,168
East Texas	1,056	1,005
West Texas	946	937
Midwest	684	728
Mountain	1,355	1,392
West	808	945
Corporate	—	—

	7,330	7,609

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Certain statements used in the following discussion and elsewhere in this Quarterly Report on Form 10-Q, including statements regarding our future financial position and results of operations, business strategy and plans and objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, which may cause our actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to the following:

•	general market conditions;

•	adverse changes in reimbursement levels under Medicare and Medicaid programs;

•	increases in inflation including inflationary increases in patient care costs;

•	adverse changes in the Medicare payment cap limits and increases in our Medicare payment cap accrual;

•	decline in patient census growth;

•	challenges inherent in and potential changes in our growth and expansion strategy;

•	our ability to attract and retain healthcare professionals;

•	our dependence on patient referral sources and potential adverse changes in patient referral practices of those referral sources;

•	changes in state or federal income, franchise or similar tax laws and regulations;

•	adverse changes in the state and federal licensure and certification laws and regulations;

•	adverse results of regulatory surveys;

•	delays in licensure and/or certification;

•	government and private party legal proceedings and investigations;

•	adverse changes in the competitive environment in which we operate; and

•	our ability to implement a new integrated billing and clinical management and electronic medical records system.

     In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which reflect management’s views only as of the date hereof. We undertake no obligation to revise or update any of the forward-looking statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained under the headings “Government Regulation and Payment Structure,” “Overview of Government Payments,” “Other Healthcare Regulations” and “Regulations Governing the Privacy and Transmission of Healthcare Information” in “Item 1. Business” and the disclosures contained under the heading “Some Risks Related to Our Business” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 15, 2005.

     The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

OVERVIEW

     We are one of the largest providers of hospice care in the United States in terms of both average daily patient census and number of hospice programs serving communities. Through the development of new hospice programs and a series of acquisitions, we now have 74 Medicare-certified hospice programs to serve patients and their families in 30 states. We operate all of our hospice programs through our operating subsidiaries. During the three months ended March 31, 2005, our average daily census was 7,609 patients, which represents a 3.8% increase over our average daily census for the three months ended March 31, 2004 of 7,330 patients. Our net patient service revenue of $87.8 million for the three months ended March 31, 2005 represents an increase of 3.7% over our net patient service revenue of $84.7 million for the three months ended March 31, 2004. We reported net income of $5.3 million for the three months ended March 31, 2005, which represents a decrease of 32.4% below our net income of $7.9 million for the three months ended March 31, 2004.

     On November 1, 2004, we announced the adoption of an open market stock repurchase program to repurchase up to $30.0 million of our common stock over a six-month period. The timing and the amount of any repurchase of shares during the six-month period was determined by management based on its evaluation of market conditions and other factors. As of March 31, 2005, we had repurchased 2,515,434 shares of our common stock at a cost of $30.0 million (average cost of $11.93 per share) and had completed our stock repurchase program. Stock repurchases were funded out of our working capital.

DEVELOPED HOSPICES

     In the first quarter of 2004, our Arlington, Virginia hospice program became Medicare certified and we continued the development of hospice programs in Athens, Georgia; Allentown, Pennsylvania; Jackson, Mississippi; Providence, Rhode Island; and Savannah, Georgia. All of these hospice programs received Medicare certification in 2004.

     In the first quarter of 2005, our Daytona Beach, Florida hospice program operated by our wholly-owned not-for-profit subsidiary, Hospice of the Palm Coast, Inc., became Medicare certified. We are continuing the development of hospice programs in Harrisburg, Pennsylvania; Corpus Christi, Texas; and Columbia, South Carolina.

     Once a hospice becomes Medicare certified, the process is started to obtain Medicaid certification. This process takes approximately six months and varies from state to state. Medicaid is a state-administered program to provide medical assistance to the indigent and certain other eligible individuals. Medicaid represents approximately 5.0% of our net patient service revenue for the three months ended March 31, 2005.

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

     Goodwill from our hospice acquisitions was $93.9 million as of March 31, 2005. During 2001 and prior years, we amortized goodwill over 20 years for acquisitions completed through June 30, 2001. We do not amortize goodwill for acquisitions subsequent to June 30, 2001 based on the provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are reviewed for impairment annually (during the fourth quarter) or more frequently if indicators arise. As of March 31, 2005, no impairment charges have been recorded. Other intangible assets continue to be amortized over their useful lives.

NET PATIENT SERVICE REVENUE

     Net patient service revenue is the estimated net realizable revenue from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered to our patients. To determine net patient service revenue, we adjust gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap assessments. Net patient service revenue does not include charity care or the Medicaid room and board payments. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 92.5% and 92.2% of our net patient service revenue for the three months ended March 31, 2004 and 2005, respectively. Services provided under Medicaid programs represented approximately 4.1% and 5.0% of our net patient service revenue for the three months ended March 31, 2004 and 2005, respectively. The payments we receive from Medicare and Medicaid are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.

     The four main levels of care we provide are routine home care, general inpatient care, continuous home care and inpatient respite care. We also receive reimbursement for physician services, self-pay and non-governmental room and board. Routine home care is the largest component of our gross patient service revenue, representing 89.6% and 90.8% of gross patient service revenue for the three months ended March 31, 2004 and 2005, respectively. General inpatient care represented 8.3% and 6.9% of gross patient service revenue for the three months ended March 31, 2004 and 2005, respectively. Continuous home care and inpatient respite care and reimbursement for physician services, self-pay and non-governmental room and board represents the remaining 2.1% and 2.3% of gross patient service revenue for the three months ended March 31, 2004 and 2005, respectively.

     The principal factors that impact net patient service revenue are our average daily census, levels of care, annual changes in Medicare and Medicaid payment rates due to adjustments for inflation and estimated Medicare cap assessments. Average daily census is affected by the number of patients referred and admitted into our hospice programs and average length of stay of those patients once admitted. Average length of stay is impacted by patients’ decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay has increased from 75 days for the three months ended March 31, 2004 to 85 days for the three months ended March 31, 2005. This increase is in part related to a change in the patient diagnosis mix and to increased admissions of non-cancer patients, whose lengths of stay are typically higher than those with cancer related illnesses.

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

MEDICARE REGULATION

     We are subject to two limitations on Medicare payments for services. With one limitation, if the number of general inpatient days of care that any of our hospice programs provide to Medicare beneficiaries exceeds 20% of the total days of care that program provides to all patients for an annual period beginning on November 1st, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of our hospice programs exceeded the payment limits on general inpatient care services for the three months ended March 31, 2004 and 2005.

     With the other limitation, overall payments made by Medicare to us on a per hospice program basis are subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The hospice cap period runs from November 1st of each year through October 31st of the following year. Total Medicare payments to us during this period are compared to the cap amount for this period. Payments in excess of the cap amount must be returned by us to Medicare. The Medicare cap amount is calculated by multiplying the number of Medicare beneficiaries electing hospice care during the period by a statutory amount (“multiplier”) that is indexed for inflation. The multipliers for the twelve-month periods ended October 31, 2003 and 2004 are $18,661 and $19,636, respectively. The Medicare cap amount is further adjusted for transfers of patients to or from other hospices. We only receive partial benefit of the multiplier for Medicare beneficiaries who transfer into our hospice from another hospice or who transfer out of our hospice to another hospice. The 2004 cap amount is applied to all services performed from November 1, 2003 to October 31, 2004. The 2005 multiplier for the Medicare cap year ending October 31, 2005 has not been established. Once established, the new multiplier will become effective retroactively for all services performed since November 1, 2004. The hospice cap amount is computed on a hospice-by-hospice basis.

     The following table shows the amounts accrued and paid for the Medicare cap for the Medicare cap years ended October 31, 2003, 2004 and 2005.

Medicare Cap Accrual as of March 31, 2005

	Medicare Cap		Medicare Cap		Medicare Cap
	Year Ended		Year Ended		Year Ended
	October 31, 2003		October 31, 2004		October 31, 2005	Total
	(in thousands)
Medicare cap accrual	$657		$1,798		$3,357	$5,812

Medicare settlement adjustments	(160	)(1)	—	(2)	—	(160)

Payments to Medicare for revenue exceeding cap	(497)		—		—	(497)

Medicare cap accrual	$—		$1,798		$3,357	$5,155

(1)	Reduction in accrual to satisfy cap repayment as determined by the Medicare fiscal intermediary audits. Accruals in excess of the Medicare settlement payments are applied to the estimate for future Medicare cap years.

(2)	Medicare fiscal intermediary audits are not yet complete.

     For the Medicare cap years ended October 31, 2003 and 2004, the cap accruals noted above in the table are for three and four hospice programs, respectively, that exceeded the Medicare cap for the respective Medicare cap year. For the Medicare cap year ended October 31, 2005, $3.4 million has been accrued for eight hospice programs exceeding the cap as of March 31, 2005. We will continue to review the adequacy of our 2005 accrual on a quarterly basis. We cannot assure you that additional hospice programs will not exceed the Medicare cap in the future or that our accrual for existing programs subject to the Medicare cap will not increase.

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

     General and administrative expenses primarily include non-patient care salaries, payroll taxes, employee benefits, office leases, professional fees and other operating costs.

     The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for the three months ended March 31, 2004 and 2005, respectively:

	THREE MONTHS ENDED
	MARCH 31,
	2004	2005
Direct hospice care expenses:
Salaries, benefits and payroll taxes	32.9%	34.8%
Pharmaceuticals	7.8	5.8
Medical equipment and supplies	6.0	5.5
Inpatient costs	3.5	3.1
Other (including nursing home costs, net)	5.7	5.9

Total	55.9%	55.1%

General and administrative expenses:
Salaries, benefits and payroll taxes	15.1%	18.1%
Leases	2.4	2.9
Legal and accounting fees	0.4	1.8
Other (including insurance, recruiting, travel, telephone and printing)	8.4	8.1

Total	26.3%	30.9%

PROVISION FOR INCOME TAXES

     Our provision for income taxes consists of current and deferred federal and state income tax expenses. Our effective tax rate for the three months ended March 31, 2004 was approximately 39%. We estimate that our effective tax rate for 2005 will remain at approximately 39%.

RESULTS OF OPERATIONS

     The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the three months ended March 31, 2004 and 2005, respectively.

	THREE MONTHS ENDED
	MARCH 31,
	2004	2005
Net patient service revenue	100.0%	100.0%
Operating expenses:
Direct hospice care	55.9	55.1
General and administrative	26.3	30.9
Provision for uncollectible accounts	1.6	2.9
Depreciation	0.9	1.0
Amortization	0.2	0.2

	84.9	90.1

Income from operations	15.1	9.9
Other income (expense), net	0.1	0.1

Income before income taxes	15.2	10.0
Provision for income taxes	5.9	3.9

Net income	9.3%	6.1%

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

     The following table summarizes and compares our results of operations for the three months ended March 31, 2004 and 2005, respectively:

	Three Months Ended March 31,
	2004	2005	$ Change	% Change
	(in thousands, except % change)
Net patient service revenue	$84,690	$87,828	$3,138	3.7%
Operating expenses:
Direct hospice care	47,328	48,425	1,097	2.3%
General and administrative	22,258	27,104	4,846	21.8%
Provision for uncollectible accounts	1,330	2,587	1,257	94.5%
Depreciation and amortization	925	1,050	125	13.5%

	71,841	79,166	7,325	10.2%

Income from operations	12,849	8,662	(4,187)	(32.6%)
Other income (expense)	46	123	77	167.4%
Provision for income taxes	4,992	3,442	(1,550)	(31.0%)

Net income	$7,903	$5,343	$(2,560)	(32.4%)

Net Patient Service Revenue

     Net patient service revenue increased $3.1 million, or 3.7%, from $84.7 million for the three months ended March 31, 2004 to $87.8 million for the three months ended March 31, 2005, due primarily to an increase in average daily patient census of 279, or 3.8%, from 7,330 patients in 2004 to 7,609 patients in 2005. Increases in patient referrals from existing and new referral sources, resulting in increased billable days, and, to a lesser extent, increases in payment rates, provided the increase in net patient service revenue. The increase in net patient service revenue was offset by the Medicare cap accrual which was $2.2 million for the three months ended March 31, 2005 compared to $0.1 million for the three months ended March 31, 2004. Net patient service revenue per day of care was $126.96 and $128.24 for the three months ended March 31, 2004 and 2005, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services. Medicare revenues represented 92.5% and 92.2% of our net patient service revenue for the three months ended March 31, 2004 and 2005, respectively. Medicaid revenues represented 4.1% and 5.0% of our net patient service revenue for the three months ended March 31, 2004 and 2005, respectively.

Direct Hospice Care Expenses

     Direct hospice care expenses increased $1.1 million, or 2.3%, from $47.3 million for the three months ended March 31, 2004 to $48.4 million for the three months ended March 31, 2005. Salaries, benefits and payroll tax expense increased $2.7 million, or 9.6%, from $27.9 million for the three months ended March 31, 2004 to $30.6 million for the three months ended March 31, 2005. This increase is primarily due to average salary increases of 4% and total full-time employees increasing approximately 9% compared to the three months ended March 31, 2004 to accommodate additional census growth at our hospice programs. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 33.0% to 34.8% for the three months ended March 31, 2004 and 2005, respectively. Pharmacy expense decreased $1.5 million, or 22.7%, from $6.6 million for the three months ended March 31, 2004 to $5.1 million for the three months ended March 31, 2005 as a result of our new electronic data collection and claims adjudication system which allows us to track pharmacy utilization in our hospice programs and manage our pharmacy costs more efficiently. As a percentage of net patient service revenue, pharmacy expenses decreased from 7.8% to 5.8% for the three months ended March 31, 2004 and 2005, respectively. As a percentage of net patient service revenue, total direct hospice care expenses decreased from 55.9% to 55.1% for the three months ended March 31, 2004 and 2005, respectively, due primarily to the reasons noted above.

General and Administrative Expenses

     General and administrative expenses increased $4.8 million, or 21.8%, from $22.3 million for the three months ended March 31, 2004 to $27.1 million for the three months ended March 31, 2005. Salaries, benefits and payroll tax expense increased $3.1 million, or 24.5%, from $12.8 million for the three months ended March 31, 2004 to $15.9 million for the three months ended March 31, 2005. This increase is primarily due to average salary increases of 4%, the hiring of additional billing coordinators and community education representatives at the hospice program level and a non-recurring severance charge related to the termination of employment of a sales and marketing executive. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 15.1% to 18.1% for the three months ended March 31, 2004 and 2005, respectively. Legal and accounting fees increased $1.3 million, or 396.6%, from $0.3 million for the three months ended March 31, 2004 to $1.6 million for the three months ended March 31, 2005 due primarily to legal costs incurred related to the DOJ investigation and the class action securities litigation and shareholder derivative litigation. See Note 7 related to the Consolidated Financial Statements. As a percentage of net patient service revenue, total general and administrative expenses increased from 26.3% to 30.9% for the three months ended March 31, 2004 and 2005, respectively, due primarily to the increase in salaries, benefits and payroll tax expense and an increase in legal fees.

Provision for Uncollectible Accounts

     Our provision for uncollectible accounts increased $1.3 million, or 94.5%, from $1.3 million to $2.6 million for the three months ended March 31, 2004 and 2005, respectively, due primarily to additional reserves for uncollectible accounts receivable related to Medicaid room and board services and, to a lesser extent, for additional reserves related to uncollectible accounts receivable related to Medicare resulting from additional development requests from the Medicare fiscal intermediaries, which have increased industry-wide. As a percentage of net patient service revenue, our provision for uncollectible accounts increased from 1.6% to 2.9% for the three months ended March 31, 2004 and 2005, respectively.

Depreciation and Amortization Expense

     Depreciation and amortization expense increased slightly by $0.1 million, or 13.5%, from $0.9 million to $1.0 million for the three months ended March 31, 2004 and 2005, respectively. The increase was related to depreciation of acquired fixed assets during 2004. As a percentage of net patient service revenue, depreciation and amortization expense increased from 1.1% to 1.2% for the three months ended March 31, 2004 and 2005, respectively.

Other Income (Expense)

     Other income increased $77,000, or 167.4%, from $46,000 to $123,000 for the three months ended March 31, 2004 and 2005, respectively. Interest income increased $122,000, or 259.6%, from $47,000 to $169,000 for the three months ended March 31, 2004 and 2005, respectively, due to the average amount invested increasing by approximately $23.6 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Interest expense increased from $0 to $46,000 for the three months ended March 31, 2004 and 2005, respectively. Interest expense is primarily associated with the unused facility fee and amortization of deferred costs related to our revolving line of credit. See Note 6 related to the Consolidated Financial Statements.

Provision for Income Taxes

     Our provision for income taxes was $5.0 million and $3.4 million for the three months ended March 31, 2004 and 2005, respectively. We had an effective income tax rate of approximately 39% for the three months ended March 31, 2004 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal liquidity requirements are for the acquisition and implementation of a new integrated billing and clinical management and electronic medical records system, working capital, development plans, hospice acquisitions, debt service and other capital expenditures. We finance these requirements primarily with existing funds, cash flows from operations, operating leases, and normal trade credit terms. As of March 31, 2005, we had cash and cash equivalents of $22.9 million and working capital of $60.8 million. At such date, we also had short-term investments of $14.4 million.

     Cash provided by operating activities was $6.1 million and $14.3 million for the three months ended March 31, 2004 and 2005, respectively, and represented net income generated, non-cash charges related to depreciation, amortization and taxes and increases and decreases in working capital.

     Investing activities, consisting primarily of cash paid to purchase hospices and property and equipment and to establish short-term investments, used cash of $24.0 million and $6.6 million for the three months ended March 31, 2004 and 2005, respectively.

     Net cash provided by (used in) financing activities was $0.3 million and $(9.6) million for the three months ended March 31, 2004 and 2005, respectively, and represented proceeds from the issuance of common stock and payments related to our stock repurchase program.

     On May 14, 2004, we entered into a new revolving line of credit with General Electric Capital Corporation (as amended, the “Credit Agreement”) that provides us with a $40 million revolving line of credit, subject to three separate $10 million increase options. The revolving line of credit will be used, if necessary, to fund future acquisitions, working capital, capital expenditures and general corporate purposes. Borrowings outstanding under the revolving line of credit will bear interest at LIBOR plus 2.5% or the higher of the prime rate or 50 basis points over the federal funds rate. The revolving line of credit expires May 14, 2007. The revolving line of credit has an unused facility fee of 0.375% per annum and an annual monitoring fee of $30,000. No amounts have been drawn on the revolving line of credit as of March 31, 2005. The revolving line of credit is secured by substantially all of our and our subsidiaries’ existing and after-acquired personal property assets and all after-acquired real property assets. We and our subsidiaries are subject to affirmative and negative covenants under the Credit Agreement. We are currently in compliance with all covenants under the Credit Agreement.

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

     We expect that our principal liquidity requirements will be for the acquisition and implementation of a new integrated billing, clinical management and electronic medical records system, working capital, development plans, hospice acquisitions, debt service and other anticipated capital expenditures. We expect that our existing funds, cash flows from operations, operating leases, normal trade credit terms and our revolving line of credit under the Credit Agreement will be sufficient to fund our principal liquidity requirements for at least 12 months following the date of this Quarterly Report on Form 10-Q. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including payment for our services, changes in the Medicare per beneficiary cap amount, changes in Medicare payment rates, regulatory changes and compliance with new regulations, expense levels, capital expenditures, development of new hospices and acquisitions and government and private party legal proceedings and investigations.

OFF-BALANCE SHEET ARRANGEMENTS

     As of March 31, 2005, we do not have any off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENT

     On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) issued FASB Statement 123R (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation.” Statement 123R supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement

123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     In April 2005, the SEC amended the compliance dates for the application of Statement 123R. Statement 123R must be adopted for fiscal years that begin after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123R on January 1, 2006.

     Statement 123R permits public companies to adopt the requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirement of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date.

2.	A “modified retrospective” method which include the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We have not yet determined which method we will use.

     As permitted in Statement 123, we currently account for share-based payments to employees using APB 25 which uses the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position or liquidity. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in the table set forth in Note 2 to the consolidated financial statements. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0.1 million and $0.4 million for the three months ended March 31, 2004 and 2005, respectively.

PAYMENT, LEGISLATIVE AND REGULATORY CHANGES

     We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could materially adversely affect our net patient service revenue and profitability. For the three months ended March 31, 2005, Medicare and Medicaid services constituted 92.2% and 5.0% of our net patient service revenue, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005, and based on such evaluation have concluded that the design and operation of such disclosure controls and procedures are effective in ensuring that material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We, our current and former Chief Executive Officers and our current Chief Financial Officer are defendants in a lawsuit originally filed on April 21, 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Francis Layher, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased or otherwise acquired our publicly traded securities between May 5, 2003 and February 23, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Six similar lawsuits were also filed in May and June of 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Kenneth L. Friedman, Trudy J. Nomm, Eva S. Caldarola, Michael Schaufuss, Duane Liffrig and G.A. Allsmiller on behalf of the same plaintiff class, making substantially similar allegations and seeking substantially similar damages. As of the date of this Form 10-Q, all of these lawsuits have been transferred to a single judge and consolidated into a single action. Lead plaintiffs and lead counsel have been appointed and the consolidated complaint was filed on December 20, 2004, which, among other things, extended the class period to October 18, 2005. We have filed a motion to dismiss the lawsuit, which is currently pending. While we cannot predict the outcome of these matters, we believe that the plaintiffs’ claims are without merit, we deny the allegations in the complaints, and we intend to vigorously defend the lawsuits. If any of these matters were successfully asserted against us, there could be a material adverse effect on us.

     On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against our current and former Chief Executive Officers and our current Chief Financial Officer, Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs of the Company and each of the current members of our board of directors and two former members of our board of directors. The complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, current members of the board of directors and two former members of the board of directors. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the named executive officers, current members of the board of directors and two former members of the board of directors. No damages are sought from the Company. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of the Company, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and has been consolidated with above lawsuit filed by Mr. Connolly. The consolidated lawsuit has been abated by the District Court until July 8, 2005, unless sooner lifted pursuant to a court order. While we cannot predict the outcome of these matters, we believe that the plaintiffs’ claims are without merit.

     In September 2004, we were informed by the Civil Division of the U.S. Department of Justice (“DOJ”) that it had begun a civil investigation of the Company. The DOJ’s investigation appears to be principally focused on patient admissions, retention and discharges from January 2001 through October of 2004. We are cooperating with the investigation, which is still ongoing and may take a considerable amount of time to resolve. To date, the DOJ has not made any allegations of impropriety or asserted monetary demands against the Company. As such, we are unable to predict, what, if any, action (which could include the imposition of civil or criminal penalties, fines and/or exclusion of one or more of our hospice programs from participation in the Medicare, Medicaid and other federally-funded healthcare programs) the DOJ might take as a result of its investigation, or the impact, if any, that such action, may have on our business, operations, liquidity or capital resources.

     On December 30, 2004, in the United States District Court for the Northern District of Texas, Dallas Division, John O. Hanson brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against our current and former Chief Executive Officers, our current Chief Financial Officer and each of the current members of our board of directors and a former member of the board of directors. The complaint alleges breach of fiduciary duty, abuse of control, aiding and abetting breach of fiduciary duty and gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, current members of the board of directors and former member of the board of directors. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the named executive officers, current members of the board of directors and former member of the board of directors. No damages are sought from the Company. The lawsuit has been voluntarily stayed by the parties until a final determination on the motion to dismiss that is currently pending in the class action securities litigation previously filed in the United States District Court for the Northern District of Texas, Dallas Division. While we cannot predict the outcome of this matter, we believe that the plaintiff’s claims are without merit.

     From time to time, we may be involved in other litigation matters relating to claims that arise in the ordinary course of our business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to us, we do not believe that the resolution of these other litigation matters to which we are currently a party will have a material adverse effect on us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On November 1, 2004, we announced the adoption of an open market stock repurchase program to repurchase up to $30.0 million of our common stock over a six-month period. The timing and the amount of any repurchase of shares during the six-month period was determined by management based on its evaluation of market conditions and other factors. As of March 31, 2005, we completed our open market stock repurchase program and had repurchased 2,515,434 shares of our common stock at a cost of $30.0 million (average cost of $11.93 per share). Stock repurchases were funded out of our working capital. The following table sets forth the repurchase data for each of the three months during the first quarter ended March 31, 2005:

			(c)
			Total Number of Shares	(d)
	(a)	(b)	Purchased as Part of	Approximate Dollar Value
	Total Number of	Average Price	Publicly Announced	of Shares that May Yet be
Period	Shares Purchased	Paid per Share	Plans	Purchased Under the Plan

January 1- January 31	—	—	—	$9,733,036

February 1 - February 28	—	—	—	$9,733,036

March 1 - March 31	866,834	$11.23	866,834	$0

Total	866,834	$11.23	866,834

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2001)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)
4.2	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)
4.3	Rights Agreement (the “Rights Agreement”) dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)
4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))
10.1	Form of Restricted Stock Award Agreement under the 2001 Equity-Based Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 12, 2005)
10.2	Separation Agreement and Release, dated January 19, 2005, by and between Odyssey HealthCare, Inc. and David C. Gasmire**
31.1	Certification required by Rule 13a-14(a), dated May 9, 2005, by Richard R. Burnham, Chief Executive Officer**
31.2	Certification required by Rule 13a-14(a), dated May 9, 2005, by Douglas B. Cannon, Chief Financial Officer**
32	Certification required by Rule 13a-14(b), dated May 9, 2005, by Richard R. Burnham, Chief Executive Officer, and Douglas B. Cannon, Chief Financial Officer***

**	Filed herewith.

***	Furnished herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY HEALTHCARE, INC.

Date: May 9, 2005	By:	/s/ Richard R. Burnham

Richard R. Burnham
President and Chief Executive Officer

Date: May 9, 2005	By:	/s/ Douglas B. Cannon

Douglas B. Cannon
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2001)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)
4.2	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)
4.3	Rights Agreement (the “Rights Agreement”) dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)
10.1	Form of Restricted Stock Award Agreement under the 2001 Equity-Based Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 12, 2005)
10.2	Separation Agreement and Release, dated January 19, 2005, by and between Odyssey HealthCare, Inc. and David C. Gasmire**
31.1	Certification required by Rule 13a-14(a), dated May 9, 2005, by Richard R. Burnham, Chief Executive Officer**
31.2	Certification required by Rule 13a-14(a), dated May 9, 2005, by Douglas B. Cannon, Chief Financial Officer**
32	Certification required by Rule 13a-14(b), dated May 9, 2005, by Richard R. Burnham, Chief Executive Officer, and Douglas B. Cannon, Chief Financial Officer***

**	Filed herewith.

***	Furnished herewith.