Form 10-Q
period 2005-06-30
ODYSSEY HEALTHCARE INC
filed 2005-08-08
CIK 1129623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☑ No ☐
     The number of outstanding shares of the issuer’s common stock as of August 4, 2005 was as follows: 34,559,954 shares of Common Stock, $0 001 par value per share.

FORM 10-Q
ODYSSEY HEALTHCARE, INC.
FOR THE QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	JUNE 30,
	2004	2005
	(IN THOUSANDS, EXCEPT SHARE
	AND PER SHARE AMOUNTS)
	(AUDITED)	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$24,851	$15,233
Short-term investments	8,407	37,040
Accounts receivable from patient services, net of allowance for uncollectible accounts of $3,862 and $3,068 at December 31, 2004 and June 30, 2005, respectively	59,376	53,995
Deferred tax assets	30	—
Income taxes receivable	1,679	606
Prepaid expenses and other current assets	3,823	4,716

Total current assets	98,166	111,590
Property and equipment, net of accumulated depreciation	7,490	7,999
Goodwill	93,933	93,933
Intangibles, net of accumulated amortization	4,502	4,447

Total assets	$204,091	$217,969

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,664	$4,805
Accrued compensation	10,331	10,847
Accrued nursing home costs	9,932	9,871
Accrued Medicare cap assessments	2,915	7,108
Other accrued expenses	8,060	9,145
Income taxes payable	—	445
Deferred tax liability	—	255
Current maturities of long-term debt	5	5

Total current liabilities	34,907	42,481
Long-term debt, less current maturities	9	6
Deferred tax liability	7,095	8,593
Other liability	—	443
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares — 75,000,000
Issued shares — 36,750,917 at December 31, 2004 and 37,075,388 at June 30, 2005, respectively	37	37
Additional paid-in capital	95,822	97,009
Deferred compensation	(2,148)	(1,836)
Retained earnings	88,636	101,236
Treasury stock, at cost, 1,648,600 and 2,515,434 shares at December 31, 2004 and June 30, 2005, respectively	(20,267)	(30,000)

Total stockholders’ equity	162,080	166,446

Total liabilities and stockholders’ equity	$204,091	$217,969

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2004	2005	2004	2005
	(IN THOUSANDS, EXCEPT PER		(IN THOUSANDS, EXCEPT PER
	SHARE AMOUNTS)		SHARE AMOUNTS)
	(UNAUDITED)		(UNAUDITED)

Net patient service revenue	$86,818	$93,170	$171,508	$180,998
Operating expenses:
Direct hospice care	46,024	51,733	93,351	100,158
General and administrative	22,905	28,100	45,164	55,204
Provision for uncollectible accounts	1,693	714	3,024	3,301
Depreciation	838	894	1,604	1,797
Amortization	173	143	332	291

	71,633	81,584	143,475	160,751

Income from operations	15,185	11,586	28,033	20,247
Other income (expense):
Interest income	46	349	93	518
Interest expense	(23)	(57)	(23)	(103)

	23	292	70	415

Income before provision for income taxes	15,208	11,878	28,103	20,662
Provision for income taxes	5,898	4,621	10,890	8,062

Net income	$9,310	$7,257	$17,213	$12,600

Net income per common share:
Basic	$0.25	$0.21	$0.47	$0.36

Diluted	$0.25	$0.21	$0.46	$0.36

Weighted average shares outstanding:
Basic	36,608	34,343	36,583	34,597
Diluted	37,586	34,935	37,719	35,137
The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30,
	2004	2005
	(IN THOUSANDS)
	(UNAUDITED)

Operating Activities
Net income	$17,213	$12,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,936	2,088
Amortization of debt issue costs	12	55
Stock-based compensation	119	312
Deferred tax expense	3,535	1,783
Tax benefit realized for stock option exercises	368	574
Provision for uncollectible accounts	3,024	3,301
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,717)	2,080
Other current assets	1,457	180
Accounts payable, accrued nursing home costs, accrued Medicare cap and other accrued expenses	2,362	7,762

Net cash provided by operating activities	16,309	30,735
Investing Activities
Cash paid for acquisitions and procurement of licenses	(28,742)	(291)
Increase in short-term investments	(2,433)	(28,633)
Purchases of property and equipment	(2,803)	(2,306)

Net cash used in investing activities	(33,978)	(31,230)
Financing Activities
Proceeds from issuance of common stock	696	613
Purchases of treasury stock	—	(9,733)
Payments of debt issue costs	(291)	—
Payments on debt	(2)	(3)

Net cash provided by (used in) financing activities	403	(9,123)

Net decrease in cash and cash equivalents	(17,266)	(9,618)
Cash and cash equivalents, beginning of period	38,284	24,851

Cash and cash equivalents, end of period	$21,018	$15,233

Supplemental cash flow information
Interest paid	$13	$38
Income taxes paid	$5,294	$4,349
The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2005
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
USE OF ESTIMATES
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management estimates include an allowance for uncollectible accounts and contractual allowances, accrued compensation, accrued nursing home costs, accrued Medicare cap, accrued workers’ compensation, accrued patient care costs, accrued taxes, accrued professional fees and goodwill and intangible asset impairment. Actual results could differ from those estimates.
2. STOCK BASED COMPENSATION
     On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) issued FASB Statement 123R (revised 2004), “Share-Based Payment” (“Statement 123R”), which is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Statement 123R supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
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

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under

Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
The Company has not yet determined which method it will use.
     As permitted in Statement 123, the Company currently accounts for share-based payments to employees using APB 25 which uses the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position or liquidity. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share which is included in the table below. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were approximately $0.4 million and $0.6 million for the six months ended June 30, 2004 and 2005, respectively.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to all stock-based compensation.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2005	2004	2005
	(IN THOUSANDS, EXCEPT PER		(IN THOUSANDS, EXCEPT PER
	SHARE AMOUNTS)		SHARE AMOUNTS)

Net income, as reported	$9,310	$7,257	$17,213	$12,600
Add: Stock-based employee compensation expense recorded, net of tax	35	94	73	190
Deduct: Fair value stock-based employee compensation expense, net of tax	(1,208)	(965)	(2,302)	(2,095)

Pro forma net income	$8,137	$6,386	$14,984	$10,695

Earnings per share:
Basic — as reported	$0.25	$0.21	$0.47	$0.36
Add: Stock-based employee compensation expense recorded, net of tax	0.00	0.00	0.00	0.01
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.03)	(0.03)	(0.06)	(0.06)

Basic — pro forma	$0.22	$0.18	$0.41	$0.31

Diluted — as reported	$0.25	$0.21	$0.46	$0.36
Add: Stock-based employee compensation expense recorded, net of tax	0.00	0.00	0.00	0.00
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.03)	(0.03)	(0.06)	(0.06)

Diluted — pro forma	$0.22	$0.18	$0.40	$0.30

3. NET INCOME PER COMMON SHARE
     The following table presents the calculation of basic and diluted net income per common share:

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	JUNE 30,		JUNE 30,
	2004	2005	2004	2005
	(IN THOUSANDS, EXCEPT PER		(IN THOUSANDS, EXCEPT
	SHARE AMOUNTS)		PER SHARE AMOUNTS)
Numerator
Numerator for diluted net income per share — net income	$9,310	$7,257	$17,213	$12,600

Denominator
Denominator for basic net income per share — weighted average shares	36,608	34,343	36,583	34,597
Effect of dilutive securities:
Employee stock options	948	563	1,106	511
Series B Preferred Stock Warrants convertible to common stock	30	29	30	29

Denominator for diluted net income per share — adjusted weighted average shares and assumed or actual conversions	37,586	34,935	37,719	35,137

Net income per common share:
Basic	$0.25	$0.21	$0.47	$0.36

Diluted	$0.25	$0.21	$0.46	$0.36

     For the three and six months ended June 30, 2005, options outstanding of 1,799,271 and 2,272,171, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common stock and thus the inclusion would have been antidilutive. For the three and six months ended June 30, 2004, options outstanding of 1,267,155 and 1,138,914, respectively, were not included in the computation of diluted earnings per share due to the reasons noted above.
4. REPURCHASE OF COMMON STOCK
     On November 1, 2004, the Company announced the adoption of an open market stock repurchase program to repurchase up to $30.0 million of the Company’s common stock over a six-month period. The timing and the amount of any repurchase of shares during the six-month period was determined by management based on its evaluation of market conditions and other factors. The Company completed its stock repurchase program in March 2005, pursuant to which it had repurchased 2,515,434 shares of the Company’s common stock at a cost of $30.0 million (average cost of $11.93 per share). Stock repurchases were funded from the Company’s working capital.
5. OTHER ACCRUED EXPENSES
     Other accrued expenses are as follows:

	DECEMBER 31,	JUNE 30,
	2004	2005
	(In thousands)

Workers’ compensation	$2,274	$2,141
Inpatient	1,685	2,365
Rent	1,211	1,300
Pharmacy	1,038	897
Medical supplies and durable medical equipment	881	1,010
Professional fees	121	613
Medical director	144	212
Property taxes	189	223
Other	517	384

	$8,060	$9,145

6. REVOLVING LINE OF CREDIT
     On May 14, 2004, the Company entered into a revolving line of credit with General Electric Capital Corporation (as amended, the “Credit Agreement”) that provides the Company with a $40 million revolving line of credit, subject to three separate $10 million increase options. The revolving line of credit will be used, if necessary, to fund future acquisitions, working capital, capital expenditures, and general corporate purposes. Borrowings outstanding under the revolving line of credit will bear interest at LIBOR plus 2.5% or the higher of the prime rate or 50 basis points over the federal funds rate. The revolving line of credit expires May 14, 2007. The revolving line of credit has an unused facility fee of 0.375% per annum and an annual monitoring fee of $30,000. No amounts have been drawn on the revolving line of credit as of June 30, 2005. The revolving line of credit is secured by substantially all of the Company’s and its subsidiaries’ existing and after-acquired personal property assets and all after-acquired real property assets. The Company and its subsidiaries are subject to affirmative and negative covenants under the Credit Agreement. The Company is currently in compliance with all covenants under the Credit Agreement.
     In September 2004, the Company was informed by the Civil Division of the United States Department of Justice (the “DOJ”) that it had begun an investigation of the Company under the authority of the False Claims Act. On November 1, 2004, the Company entered into an amendment to the Credit Agreement which, among other things, amended the definition of “Indebtedness” in the Credit Agreement such that (i) the assessment of any fines, penalties and damages, if any, arising from the DOJ investigations will result in a default under the Credit Agreement, meaning that the Company will be prohibited from using loan proceeds to pay for such fines, penalties and damages, and (ii) fines, penalties and damages, if any, arising from the DOJ investigations will be included for purposes of calculating financial covenants. Accordingly, if the Company is assessed any fines, penalties and damages by the DOJ, the Company could be forced to use other sources of capital to pay the amounts of such fines, penalties and damages. See Note 7 below related to the Consolidated Financial Statements.
7. CONTINGENCIES
     The Company and its current and former Chief Executive Officers and its current Chief Financial Officer are defendants in a lawsuit originally filed on April 21, 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Francis Layher, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased or otherwise acquired the Company’s publicly traded securities between May 5, 2003 and February 23, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Six similar lawsuits were also filed in May and June of 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Kenneth L. Friedman, Trudy J. Nomm, Eva S. Caldarola, Michael Schaufuss, Duane Liffrig and G.A. Allsmiller on behalf of the same plaintiff class, making substantially similar allegations and seeking substantially similar damages. All of these lawsuits were transferred to a single judge and consolidated into a single action. Lead plaintiffs and lead counsel have been appointed and the consolidated complaint was filed on December 20, 2004 which, among other things, extended the putative class period to October 18, 2004. The Company has filed a motion to dismiss the lawsuit which is currently pending. While the Company cannot predict the outcome of these matters, it believes that the plaintiffs’ claims are without merit, it denies the allegations in the complaints, and it intends to vigorously defend the lawsuits.
     On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against the current and former Chief Executive Officers and current Chief Financial Officer, Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs of the Company and seven of the current members of the board of directors of the Company and two former members of the board of directors of the Company. The complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, members of the board of directors and two former members of the board of directors. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the named executive officers, members of the board of directors and two former members of the board of directors. No damages are sought from the Company. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of the Company, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and has been consolidated with the above lawsuit filed by Mr. Connolly. The consolidated lawsuit has been abated by the District Court until September 9, 2005, unless sooner lifted pursuant to a court order. While the Company cannot predict the outcome of these matters, the Company believes that the plaintiffs’ claims are without merit.
     In September 2004, the Company was informed by the DOJ that it had begun a civil investigation (“Investigation”) of the Company. The Investigation appears to be principally focused on certain patient eligibility, relations with referral sources and coordination of benefits practices from January 2001 to October 2004. In July 2005, the DOJ informed the Company of the existence of two qui tam actions, both of which remain under federal seal. To date, the DOJ has not decided whether or not to intervene in either qui tam action. The Company continues to cooperate with the Investigation, but is not in a position to predict (1) whether the DOJ will, in fact, intervene in the qui tam actions, (2) whether the DOJ or any other governmental authority will seek the imposition of civil or criminal penalties, fines and/or exclusion of one or more of the Company’s hospice programs from participation in the Medicare, Medicaid and other federally-funded healthcare programs, or (3) the impact, if any, that such action, if any, may have on the Company’s business, operations, liquidity or capital resources.
     On December 30, 2004, in the United States District Court for the Northern District of Texas, Dallas Division, John O. Hanson brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against the current and former Chief Executive Officers, current Chief Financial Officer and seven of the current members of the board of directors of the Company and a former member of the board of directors of the Company. The complaint alleges breach of fiduciary duty, abuse of control, aiding and abetting breach of fiduciary duty and gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, members of the board of directors and former member of the board of directors. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the named executive officers, members of the board of directors and former member of the board of directors. No damages are sought from the Company. The lawsuit has been voluntarily stayed by the parties until a final determination on the motion to dismiss that is currently pending in the class action securities litigation previously filed in the United States District Court for the Northern District of Texas, Dallas Division. While the Company cannot predict the outcome of this matter, the Company believes that the plaintiff’s claims are without merit.
     If any of these matters were successfully asserted against the Company, there could be a material adverse effect on the Company. From time to time, the Company may be involved in other litigation matters relating to claims that arise in the ordinary course of its business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to the Company, the Company does not believe that the resolution of these other litigation matters to which the Company is currently a party will have a material adverse effect on the Company. As of June 30, 2005, the Company has not accrued any amounts related to the litigation matters discussed above.
8. SEGMENT REPORTING
     The Company currently evaluates performance and allocates resources primarily on the basis of cost per day of care and income from operations. The hospice programs that are included in each region may change from time to time, but regions are presented for all periods here in a comparative format. During the quarter ended June 30, 2005, the East Texas region was changed to the South Texas region while the West Texas region was changed to the North Texas region. The distribution by regions of the Company’s net patient service revenue, direct hospice care expenses, income (loss) from operations (which is used by management for operating performance review) and average daily census are summarized in the following tables:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2005	2004	2005
	(IN THOUSANDS)		(IN THOUSANDS)
Net patient service revenue:
Northeast	$4,005	$5,614	$7,803	$10,671
Southeast	4,133	4,521	8,098	8,608
Central	7,092	6,487	13,595	12,751
South	12,495	13,392	24,340	25,814
North Texas	10,576	10,659	21,177	21,097
South Texas	12,187	11,928	23,529	23,222
Midwest	8,590	8,932	16,683	17,140
Mountain	16,456	17,798	34,174	34,827
West	11,259	13,991	22,124	27,068
Corporate	25	(152)	(15)	(200)

	$86,818	$93,170	$171,508	$180,998

Direct hospice care expenses:
Northeast	$2,238	$3,382	$4,776	$6,351
Southeast	2,276	2,629	4,264	5,034
Central	3,914	3,884	7,672	7,844
South	6,287	7,248	12,421	13,796
North Texas	5,962	5,928	12,219	11,834
South Texas	6,731	6,949	13,575	13,386
Midwest	4,091	4,340	8,394	8,572
Mountain	8,866	10,167	18,176	19,645
West	5,661	7,206	11,849	13,696
Corporate	(2)	—	5	—

	$46,024	$51,733	$93,351	$100,158

Income (loss) from operations:
Northeast	$477	$543	$684	$995
Southeast	659	794	1,829	1,232
Central	1,494	804	2,672	1,392
South	3,637	3,380	7,183	6,331
North Texas	2,721	2,769	5,152	5,230
South Texas	3,423	2,438	5,961	5,168
Midwest	2,535	2,409	4,623	4,202
Mountain	4,131	4,640	9,421	8,145
West	3,396	4,136	5,761	7,992
Corporate	(7,288)	(10,327)	(15,253)	(20,440)

	$15,185	$11,586	$28,033	$20,247

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2005	2004	2005
Average Daily Census:
Northeast	349	466	343	445
Southeast	365	377	346	373
Central	666	632	662	636
South	1,213	1,240	1,187	1,205
North Texas	998	947	972	942
South Texas	1,112	1,044	1,084	1,025
Midwest	753	774	718	751
Mountain	1,395	1,419	1,375	1,406
West	863	992	835	968

	7,714	7,891	7,522	7,751

9. SUBSEQUENT EVENT
     On August 1, 2005, the Company acquired two hospice programs, one in Huntsville, Alabama and one in Santa Ana, California for a purchase price of $2.15 million and $2.5 million, respectively. As of the date of acquisition, the patient census of each of the acquired hospice programs was approximately fifty patients.
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
OVERVIEW
     We are one of the largest providers of hospice care in the United States in terms of both average daily patient census and number of hospice programs serving communities. Through the development of new hospice programs and a series of acquisitions, we now have 76 Medicare-certified hospice programs to serve patients and their families in 30 states. We operate all of our hospice programs through our operating subsidiaries. During the three months ended June 30, 2005, our average daily census was 7,891 patients, which represents a 2.3% increase over our average daily census for the three months ended June 30, 2004 of 7,714 patients. During the six months ended June 30, 2005, our average daily census was 7,751 patients, which represents a 3.0% increase over our average daily census for the six months ended June 30, 2004 of 7,522 patients. Our net patient service revenue of $93.2 million for the three months ended June 30, 2005 represents an increase of 7.3% over our net patient service revenue of $86.8 million for the three months ended June 30, 2004. During the six months ended June 30, 2005, our net patient service revenue was $181.0 million, which represents a 5.5% increase over our net patient service revenue of $171.5 million for the six months ended June 30, 2004. We reported net income of $7.3 million for the three months ended June 30, 2005, which represents a decrease of 22.1% from our net income of $9.3 million for the three months ended June 30, 2004. During the six months ended June 30, 2005, we reported net income of $12.6 million, which represents a decrease of 26.8% from our net income of $17.2 million for the six months ended June 30, 2004.
DEVELOPED HOSPICES
     In the first quarter of 2004, our Arlington, Virginia hospice program became Medicare certified.
     In the second quarter of 2004, our Athens, Georgia hospice program received Medicare certification. We continued the development of hospice programs in Allentown, Pennsylvania; Jackson, Mississippi; Providence, Rhode Island; and Savannah, Georgia. All of these hospice programs received Medicare certification in 2004.
     In the first quarter of 2005, our Daytona Beach, Florida hospice program operated by our wholly-owned not-for-profit subsidiary, Hospice of the Palm Coast, Inc., became Medicare certified.
     During the second quarter of 2005, we continued the development of hospice programs in Harrisburg, Pennsylvania; Corpus Christi, Texas; Columbia, South Carolina; Lubbock, Texas; and Rockford, Illinois.
     Once a hospice becomes Medicare certified, the process is started to obtain Medicaid certification. This process takes approximately six months and varies from state to state. Medicaid is a state-administered program to provide medical assistance to the indigent and certain other eligible individuals. Medicaid represents approximately 4.9% of our net patient service revenue for the three and six months ended June 30, 2005.
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
     On August 1, 2005, we purchased all of the stock of At Home Hospice, Inc., a hospice located in Huntsville, Alabama. The purchase price, including transaction costs, totaled $2.2 million.
     On August 1, 2005, we also purchased substantially all the assets and business of Solari Hospice Care, a hospice program located in Santa Ana, California. The purchase price, including transaction costs, totaled $2.5 million.
     As part of our ongoing acquisition strategy, we are continually evaluating other potential acquisition opportunities.

     Goodwill from our hospice acquisitions was $93.9 million as of June 30, 2005. During 2001 and prior years, we amortized goodwill over 20 years for acquisitions completed through June 30, 2001. We do not amortize goodwill for acquisitions subsequent to June 30, 2001 based on the provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“Statement 142”). Under Statement 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are reviewed for impairment annually (during the fourth quarter) or more frequently if indicators arise. As of June 30, 2005, no impairment charges have been recorded. Other intangible assets continue to be amortized over their useful lives.
NET PATIENT SERVICE REVENUE
     Net patient service revenue is the estimated net realizable revenue from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered to our patients. To determine net patient service revenue, we adjust gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap assessments. Net patient service revenue does not include charity care or the Medicaid room and board payments. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 92.2% and 92.4% of our net patient service revenue for the three months ended June 30, 2004 and 2005, respectively, and 92.3% of our net patient service revenue for each of the six months ended June 30, 2004 and 2005. Services provided under Medicaid programs represented approximately 4.0% of our net patient service revenue for the three and six months ended June 30, 2004 and 4.9% of our net patient service revenue for the three and six months ended June 30, 2005. The payments we receive from Medicare and Medicaid are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.
     The four main levels of care we provide are routine home care, general inpatient care, continuous home care and inpatient respite care. We also receive reimbursement for physician services, self-pay and non-governmental room and board. Routine home care is the largest component of our gross patient service revenue, representing 92.6% and 89.8% of gross patient service revenue for the three months ended June 30, 2004 and 2005, respectively, and 91.1% and 90.3% for the six months ended June 30, 2004 and 2005, respectively. General inpatient care represented 5.6% and 7.3% of gross patient service revenue for the three months ended June 30, 2004 and 2005, respectively, and 6.9% and 7.1% for the six months ended June 30, 2004 and 2005, respectively. Continuous home care and inpatient respite care and reimbursement for physician services, self-pay and non-governmental room and board represents the remaining 1.8% and 2.9% of gross patient service revenue for the three months ended June 30, 2004 and 2005, respectively, and 2.0% and 2.6% for the six months ended June 30, 2004 and 2005, respectively.
     The principal factors that impact net patient service revenue are our average daily census, levels of care, annual changes in Medicare and Medicaid payment rates due to adjustments for inflation and estimated Medicare cap assessments. Average daily census is affected by the number of patients referred and admitted into our hospice programs and average length of stay of those patients once admitted. Average length of stay is impacted by patients’ decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay has increased from 79 days for the three months ended June 30, 2004 to 80 days for the three months ended June 30, 2005. Our average length of stay increased from 77 days for the six months ended June 30, 2004 to 83 days for the six months ended June 30, 2005. This increase is in part related to a change in the patient diagnosis mix.
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

MEDICARE REGULATION
     We are subject to two limitations on Medicare payments for services. With one limitation, if the number of general inpatient days of care that any of our hospice programs provide to Medicare beneficiaries exceeds 20% of the total days of care that program provides to all patients for an annual period beginning on November 1st, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of our hospice programs exceeded the payment limits on general inpatient care services for the three and six months ended June 30, 2004 and 2005.
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
     The following table shows the amounts accrued and paid for the Medicare cap years ended October 31, 2003, 2004 and 2005.

			Medicare Cap Accrual as of June 30, 2005

	Medicare Cap		Medicare Cap	Medicare Cap
	Year Ended		Year Ended	Year Ending
	October 31, 2003		October 31, 2004	October 31, 2005	Total

	(in thousands)
Medicare cap accrual	$657		$1,798	$5,310	$7,765

Medicare settlement adjustments	(160	)(1)	— (2)	—	(160)

Payments to Medicare	(497)		—	—	(497)

Adjusted Medicare cap accrual	$—		$1,798	$5,310	$7,108

(1)	Reduction in accrual to satisfy cap repayment as determined by the Medicare fiscal intermediary audits. Accruals in excess of the Medicare settlement payments are applied to future Medicare cap years.

(2)	Medicare fiscal intermediary audits are not yet complete.
     For the Medicare cap years ended October 31, 2003 and 2004, the cap accruals noted above in the table are for three and four hospice programs, respectively, that exceeded the Medicare cap for the respective Medicare cap year. For the Medicare cap year ending October 31, 2005, $5.3 million has been accrued for eight hospice programs exceeding the cap as of June 30, 2005. We will continue to review the adequacy of our 2005 accrual on a quarterly basis. We cannot assure you that additional hospice programs will not exceed the Medicare cap in the future or that our accrual for existing programs subject to the Medicare cap will not increase.

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
     The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for the three and six months ended June 30, 2004 and 2005, respectively:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2005	2004	2005
Direct hospice care expenses:
Salaries, benefits and payroll taxes	32.2%	34.8%	32.6%	34.8%
Pharmaceuticals	6.8	5.8	7.2	5.8
Medical equipment and supplies	5.7	5.8	5.9	5.7
Inpatient costs	2.6	3.1	3.0	3.0
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	5.7	6.0	5.7	6.0

Total	53.0%	55.5%	54.4%	55.3%

General and administrative expenses:
Salaries, benefits and payroll taxes	14.9%	17.5%	15.0%	17.8%
Leases	2.7	3.0	2.6	3.0
Legal and accounting fees	0.8	1.6	0.6	1.7
Other (including insurance, recruiting, travel, telephone and printing )	8.0	8.1	8.1	8.0

Total	26.4%	30.2%	26.3%	30.5%

PROVISION FOR INCOME TAXES
     Our provision for income taxes consists of current and deferred federal and state income tax expenses. Our effective tax rate for the three and six months ended June 30, 2004 was approximately 39%. We estimate that our effective tax rate for 2005 will remain at approximately 39%.

RESULTS OF OPERATIONS
     The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the three and six months ended June 30, 2004 and 2005, respectively.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2005	2004	2005
Net patient service revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct hospice care	53.0	55.5	54.4	55.3
General and administrative	26.4	30.2	26.3	30.5
Provision for uncollectible accounts	2.0	0.8	1.8	1.8
Depreciation	1.0	1.0	0.9	1.0
Amortization	0.2	0.2	0.2	0.2

	82.6	87.7	83.6	88.8

Income from operations	17.4	12.3	16.4	11.2
Other income (expense), net	0.1	0.3	0.0	0.2

Income before income taxes	17.5	12.6	16.4	11.4
Provision for income taxes	6.8	4.8	6.4	4.4

Net income	10.7%	7.8%	10.0%	7.0%

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005
     The following table summarizes and compares our results of operations for the three months ended June 30, 2004 and 2005, respectively:

	Three Months Ended June 30,
	2004	2005	$ Change	% Change
	(in thousands, except % change)

Net patient service revenue	$86,818	$93,170	$6,352	7.3%
Operating expenses:
Direct hospice care	46,024	51,733	5,709	12.4%
General and administrative	22,905	28,100	5,195	22.7%
Provision for uncollectible accounts	1,693	714	(979)	(57.8%)
Depreciation and amortization	1,011	1,037	26	2.6%

	71,633	81,584	9,951	13.9%

Income from operations	15,185	11,586	(3,599)	(23.7%)
Other income (expense)	23	292	269	1,169.6%
Provision for income taxes	5,898	4,621	(1,277)	(21.7%)

Net income	$9,310	$7,257	$(2,053)	(22.1%)

Net Patient Service Revenue
     Net patient service revenue increased $6.4 million, or 7.3%, from $86.8 million for the three months ended June 30, 2004 to $93.2 million for the three months ended June 30, 2005, due primarily to an increase in average daily patient census of 177, or 2.3%, from 7,714 patients in 2004 to 7,891 patients in 2005. Increases in payment rates and increases in patient referrals from existing and new referral sources, which resulted in increased billable days, also contributed to the increase in net patient service revenue. In addition, in regard to level of care, there was an increase in general inpatient care and continuous care gross revenue, which had an average gross revenue per day of $592 and $434, respectively, for the three months ended June 30, 2005. As a percentage of gross revenue, general inpatient care and continuous care increased from 5.6% and 0.4%, respectively, for the three months ended June 30, 2004 to 7.3% and 1.8%, respectively, for the three months ended June 30, 2005. The increase in net patient service revenue was offset by the Medicare cap accrual which was $2.0 million for the three months ended June 30, 2005 compared to $0.8 million for the three months ended June 30, 2004. Net patient service revenue per day of care was

$123.68 and $129.75 for the three months ended June 30, 2004 and 2005, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services. Medicare revenues represented 92.2% and 92.4% of our net patient service revenue for the three months ended June 30, 2004 and 2005, respectively. Medicaid revenues represented 4.0% and 4.9% of our net patient service revenue for the three months ended June 30, 2004 and 2005, respectively.
Direct Hospice Care Expenses
     Direct hospice care expenses increased $5.7 million, or 12.4%, from $46.0 million for the three months ended June 30, 2004 to $51.7 million for the three months ended June 30, 2005. Salaries, benefits and payroll tax expense increased $4.4 million, or 15.8%, from $28.0 million for the three months ended June 30, 2004 to $32.4 million for the three months ended June 30, 2005. This increase is primarily due to average salary increases of 4% and total full-time employees increasing approximately 15% compared to the three months ended June 30, 2004 to accommodate additional census growth at our hospice programs. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 32.2% to 34.8% for the three months ended June 30, 2004 and 2005, respectively. Inpatient costs increased $0.6 million, or 26.1%, from $2.3 million for the three months ended June 30, 2004 to $2.9 million for the three months ended June 30, 2005. This increase is primarily due to the increase in general inpatient care revenue. As a percentage of net patient service revenue, inpatient costs increased from 2.6% to 3.1% for the three months ended June 30, 2004 and 2005, respectively. Pharmacy expense decreased $0.5 million, or 7.4%, from $5.9 million for the three months ended June 30, 2004 to $5.4 million for the three months ended June 30, 2005 as a result of our new electronic data collection and claims adjudication system which allows us to track pharmacy utilization in our hospice programs and manage our pharmacy costs more efficiently. As a percentage of net patient service revenue, pharmacy expenses decreased from 6.8% to 5.8% for the three months ended June 30, 2004 and 2005, respectively. As a percentage of net patient service revenue, total direct hospice care expenses increased from 53.0% to 55.5% for the three months ended June 30, 2004 and 2005, respectively, due primarily to the reasons noted above.
General and Administrative Expenses
     General and administrative expenses increased $5.2 million, or 22.7%, from $22.9 million for the three months ended June 30, 2004 to $28.1 million for the three months ended June 30, 2005. Salaries, benefits and payroll tax expense increased $3.4 million, or 26.3%, from $12.9 million for the three months ended June 30, 2004 to $16.3 million for the three months ended June 30, 2005. This increase is primarily due to average salary increases of 4%, and the hiring of additional billing coordinators and community education representatives at the hospice program level. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 14.9% to 17.5% for the three months ended June 30, 2004 and 2005, respectively. Legal and accounting fees increased $0.8 million, or 111.6%, from $0.7 million for the three months ended June 30, 2004 to $1.5 million for the three months ended June 30, 2005 due primarily to legal costs incurred related to the DOJ investigation, the class action securities litigation and the shareholder derivative litigation. See Note 7 related to the Consolidated Financial Statements. Lease expense related to office leases increased $0.4 million, or 16.9%, from $2.3 million for the three months ended June 30, 2004 to $2.7 million for the three months ended June 30, 2005 due primarily to new and additional office leases for hospice programs. As a percentage of net patient service revenue, total general and administrative expenses increased from 26.4% to 30.2% for the three months ended June 30, 2004 and 2005, respectively, due primarily to the increases in salaries, benefits and payroll tax expense, legal fees and lease expense.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts decreased $1.0 million, or 57.8%, from $1.7 million to $0.7 million for the three months ended June 30, 2004 and 2005, respectively, due to an improvement in the aging of accounts receivable, specifically, in regard to the reduction in accounts receivable greater than 120 days old and a reduction in the number of additional development requests from the Medicare fiscal intermediaries. As a percentage of net patient service revenue, our provision for uncollectible accounts decreased from 2.0% to 0.8% for the three months ended June 30, 2004 and 2005, respectively.

Depreciation and Amortization Expense
     Depreciation and amortization expense was $1.0 million for the three months ended June 30, 2004 and 2005. As a percentage of net patient service revenue, depreciation and amortization expense remained at 1.2% for the three months ended June 30, 2004 and 2005.
Other Income (Expense)
     Other income increased $269,000, or 1169.6%, from $23,000 to $292,000 for the three months ended June 30, 2004 and 2005, respectively. Interest income increased $303,000, or 658.7%, from $46,000 to $349,000 for the three months ended June 30, 2004 and 2005, respectively, due to the average amount invested increasing by approximately $30.5 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Interest expense increased from $23,000 to $57,000 for the three months ended June 30, 2004 and 2005, respectively. Interest expense is primarily associated with the unused facility fee and amortization of deferred costs related to our revolving line of credit. See Note 6 related to the Consolidated Financial Statements.
Provision for Income Taxes
     Our provision for income taxes was $5.9 million and $4.6 million for the three months ended June 30, 2004 and 2005, respectively. We had an effective income tax rate of approximately 39% for the three months ended June 30, 2004 and 2005.
SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005
     The following table summarizes and compares our results of operations for the six months ended June 30, 2004 and 2005, respectively:

	Six Months Ended June 30,
	2004	2005	$ Change	% Change
	(in thousands, except % change)

Net patient service revenue	$171,508	$180,998	$9,490	5.5%
Operating expenses:
Direct hospice care	93,351	100,158	6,807	7.3%
General and administrative	45,164	55,204	10,040	22.2%
Provision for uncollectible accounts	3,024	3,301	277	9.2%
Depreciation and amortization	1,936	2,088	152	7.9%

	143,475	160,751	17,276	12.0%

Income from operations	28,033	20,247	(7,786)	(27.8%)
Other income (expense)	70	415	345	492.9%
Provision for income taxes	10,890	8,062	(2,828)	(26.0%)

Net income	$17,213	$12,600	$(4,613)	(26.8%)

Net Patient Service Revenue
     Net patient service revenue increased $9.5 million, or 5.5%, from $171.5 million for the six months ended June 30, 2004 to $181.0 million for the six months ended June 30, 2005, due to an increase in average daily census of 229, or 3.0%, from 7,522 in 2004 to 7,751 in 2005. Increases in payment rates and increases in patient referrals from existing and new referral sources, which resulted in increased billable days, also contributed to the increase in net patient service revenue. In addition, in regard to level of care, there was an increase in general inpatient care and continuous care gross revenue, which had an average gross revenue per day of $588 and $436, respectively, for the six months ended June 30, 2005. As a percentage of gross revenue, general inpatient care and continuous care increased from 6.9% and 0.5%, respectively, for the six months ended June 30, 2004 to 7.1% and 1.4%, respectively, for the six months ended June 30, 2005. The increase in net patient service revenue was offset by the

Medicare cap accrual which was $4.2 million for the six months ended June 30, 2005 compared to $0.9 million for the six months ended June 30, 2004. Net patient service revenue per day of care was $125.28 and $129.02 for the six months ended June 30, 2004 and 2005, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services and an increase in general inpatient revenues. Medicare revenues represented 92.3% of our net patient service revenue for the six months ended June 30, 2004 and 2005. Medicaid revenues represented 4.0% and 4.9% of our net patient service revenue for the six months ended June 30, 2004 and 2005, respectively.
Direct Hospice Care Expenses
     Direct hospice care expenses increased $6.8 million, or 7.3%, from $93.4 million for the six months ended June 30, 2004 to $100.2 million for the six months ended June 30, 2005. Salaries, benefits and payroll tax expense increased $7.1 million, or 12.7%, from $55.9 million for the six months ended June 30, 2004 to $63.0 million for the six months ended June 30, 2005. This increase is primarily due to average salary increases of 4% and total full-time employees increasing approximately 15% compared to the six months ended June 30, 2004 to accommodate additional census growth at our hospice programs. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 32.6% to 34.8% for the six months ended June 30, 2004 and 2005, respectively. Other direct hospice care expense increased $1.1 million, or 11.5%, from $9.7 million for the six months ended June 30, 2004 to $10.8 million for the six months ended June 30, 2005. This increase was primarily due to an increase in employee mileage expense which resulted primarily from additional employees,an increase in the mileage reimbursement rate and increases in contracted services and medical director fees. As a percentage of net patient service revenue, other direct hospice care expense increased from 5.7% to 6.0% for the six months ended June 30, 2004 and 2005, respectively. Pharmacy expense decreased $1.9 million, or 15.5%, from $12.4 million for the six months ended June 30, 2004 to $10.5 million for the six months ended June 30, 2005 as a result of our new electronic data collection and claims adjudication system which allows us to track pharmacy utilization in our hospice programs and manage our pharmacy costs more efficiently. As a percentage of net patient service revenue, pharmacy expenses decreased from 7.2% to 5.8% for the six months ended June 30, 2004 and 2005, respectively. As a percentage of net patient service revenue, total direct hospice care expenses increased from 54.4% to 55.3% for the six months ended June 30, 2004 and 2005, respectively, due primarily to the reasons noted above.
General and Administrative Expenses
     General and administrative expenses increased $10.0 million, or 22.2%, from $45.2 million for the six months ended June 30, 2004 to $55.2 million for the six months ended June 30, 2005. Salaries, benefits and payroll tax expense increased $6.6 million, or 25.4%, from $25.7 million for the six months ended June 30, 2004 to $32.3 million for the six months ended June 30, 2005. This increase is primarily due to average salary increases of 4%, and the hiring of additional billing coordinators and community education representatives at the hospice program level. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 15.0% to 17.8% for the six months ended June 30, 2004 and 2005, respectively. Legal and accounting fees increased $2.1 million, or 200.7%, from $1.0 million for the six months ended June 30, 2004 to $3.1 million for the six months ended June 30, 2005 due primarily to legal costs incurred related to the DOJ investigation, the class action securities litigation and the shareholder derivative litigation. See Note 7 related to the Consolidated Financial Statements. Lease expense related to office leases increased $0.9 million, or 20.6%, from $4.4 million for the six months ended June 30, 2004 to $5.3 million for the six months ended June 30, 2005 due primarily to new and additional office leases for hospice programs. As a percentage of net patient service revenue, total general and administrative expenses increased from 26.3% to 30.5% for the six months ended June 30, 2004 and 2005, respectively, due primarily to the increases in salaries, benefits and payroll tax expense, legal fees and lease expense.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts increased $0.3 million, or 9.2%, from $3.0 million to $3.3 million for the six months ended June 30, 2004 and 2005, respectively, due primarily to our increased net patient service revenue. As a percentage of net patient service revenue, our provision for uncollectible accounts was at 1.8% for both the six months ended June 30, 2004 and 2005.

Depreciation and Amortization Expense
     Depreciation and amortization expense increased $0.2 million, or 7.9%, from $1.9 million to $2.1 million for the six months ended June 30, 2004 and 2005, respectively. The increase was due primarily to the depreciation of assets acquired during 2004 and early 2005. As a percentage of net patient service revenue, depreciation and amortization expense increased from 1.1% to 1.2% for the six months ended June 30, 2004 and 2005, respectively.
Other Income (Expense)
     Other income (expense) increased $345,000, or 492.9%, from $70,000 to $415,000 for the six months ended June 30, 2004 and 2005, respectively. Interest income increased $425,000, or 457.0%, from $93,000 to $518,000 for the six months ended June 30, 2004 and 2005, respectively, due to the average amount invested increasing by approximately $27.1 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Interest expense increased from $23,000 to $103,000 for the six months ended June 30, 2004 and 2005, respectively. Interest expense is primarily associated with the unused facility fee and amortization of deferred costs related to our revolving line of credit. See Note 6 related to the Consolidated Financial Statements.
Provision for Income Taxes
     Our provision for income taxes was $10.9 million and $8.1 million for the six months ended June 30, 2004 and 2005, respectively. We had an effective income tax rate of approximately 39% for the six months ended June 30, 2004 and 2005.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal liquidity requirements are for the acquisition and implementation of a new integrated billing and clinical management and electronic medical records system, working capital, development plans, hospice acquisitions, debt service and other capital expenditures. We finance these requirements primarily with existing funds, cash flows from operations, operating leases, and normal trade credit terms. As of June 30, 2005, we had cash and cash equivalents of $15.2 million and working capital of $69.1 million. At such date, we also had short-term investments of $37.0 million.
     Cash provided by operating activities was $16.3 million and $30.7 million for the six months ended June 30, 2004 and 2005, respectively, which was an increase of $14.4 million. For the six months ended June 30, 2004, net accounts receivable from patient services increased $10.7 million primarily due to acquisitions in late 2003 and early 2004. The change of ownership documents related to these acquisitions had to be processed prior to us billing for patient services. For the six months ended June 30, 2005, net accounts receivable from patient services decreased $5.4 million primarily due to increased collections. Our days outstanding in accounts receivable has decreased from 49 days as of December 31, 2004 to 43 days as of June 30, 2005.
     Investing activities, consisting primarily of cash paid to purchase hospices and property and equipment and to establish short-term investments, used cash of $34.0 million and $31.2 million for the six months ended June 30, 2004 and 2005, respectively.
     Net cash provided by (used in) financing activities was $0.4 million and $(9.1) million for the six months ended June 30, 2004 and 2005, respectively, and represented proceeds from the issuance of common stock and payments related to our stock repurchase program which was completed during March 2005.
     On May 14, 2004, we entered into a revolving line of credit with General Electric Capital Corporation (as amended, the “Credit Agreement”) that provides us with a $40 million revolving line of credit, subject to three separate $10 million increase options. The revolving line of credit will be used, if necessary, to fund future acquisitions, working capital, capital expenditures and general corporate purposes. Borrowings outstanding under the revolving line of credit will bear interest at LIBOR plus 2.5% or the higher of the prime rate or 50 basis points over the federal funds rate. The revolving line of credit expires May 14, 2007. The revolving line of credit has an unused facility fee of 0.375% per annum and an annual monitoring fee of $30,000. No amounts have been drawn on the revolving line of credit as of June 30, 2005. The revolving line of credit is secured by substantially all of our and our subsidiaries’ existing and after-acquired personal property assets and all after-acquired real property assets. We and our subsidiaries are subject to affirmative and negative covenants under the Credit Agreement. We are currently in compliance with all covenants under the Credit Agreement.
     As discussed under Part II, “Item 1. Legal Proceedings,” in September 2004, we were informed by the DOJ that it has begun an investigation of us under the authority of the False Claims Act. On November 1, 2004, we entered into an amendment to the Credit Agreement which, among other things, amended the definition of “Indebtedness” in the Credit Agreement such that (i) the assessment of any fines, penalties and damages, if any, arising from the DOJ investigations will result in a default under the Credit Agreement, meaning that we will be prohibited from using loan proceeds to pay for such fines, penalties and damages, and (ii) fines, penalties and damages, if any, arising from the DOJ investigations will be included for purposes of calculating financial covenants. Accordingly, if we are assessed any fines, penalties and damages by the DOJ, we could be forced to use other sources of capital to pay the amounts of such fines, penalties and damages.
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
OFF-BALANCE SHEET ARRANGEMENTS
     As of June 30, 2005, we do not have any off-balance sheet arrangements.
RECENT ACCOUNTING PRONOUNCEMENT
     On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) issued FASB Statement 123R (revised 2004), “Share-Based Payment” (“Statement 123R”), which is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Statement 123R supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
     In April 2005, the SEC amended the compliance dates for the application of Statement 123R. Statement 123R must be adopted for fiscal years that begin after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123R on January 1, 2006.
     Statement 123R permits public companies to adopt the requirements using one of two methods:
1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirement of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
We have not yet determined which method we will use.

     As permitted in Statement 123, we currently account for share-based payments to employees using APB 25 which uses the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position or liquidity. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in the table set forth in Note 2 to the consolidated financial statements. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0.4 million and $0.6 million for the six months ended June 30, 2004 and 2005, respectively.
PAYMENT, LEGISLATIVE AND REGULATORY CHANGES
     We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could materially adversely affect our net patient service revenue and profitability. For the three months ended June 30, 2005, Medicare and Medicaid services constituted 92.4% and 4.9% of our net patient service revenue, respectively, and 92.3% and 4.9% of our net patient service revenue for the six months ended June 30, 2005, respectively.
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
ITEM 4. CONTROLS AND PROCEDURES
     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005, and based on such evaluation have concluded that the design and operation of such disclosure controls and procedures are effective in ensuring that material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We, our current and former Chief Executive Officers and our current Chief Financial Officer are defendants in a lawsuit originally filed on April 21, 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Francis Layher, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased or otherwise acquired our publicly traded securities between May 5, 2003 and February 23, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Six similar lawsuits were also filed in May and June of 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Kenneth L. Friedman, Trudy J. Nomm, Eva S. Caldarola, Michael Schaufuss, Duane Liffrig and G.A. Allsmiller on behalf of the same plaintiff class, making substantially similar allegations and seeking substantially similar damages. All of these lawsuits were transferred to a single judge and consolidated into a single action. Lead plaintiffs and lead counsel have been appointed and the consolidated complaint was filed on December 20, 2004, which, among other things, extended the class period to October 18, 2005. We have filed a motion to dismiss the lawsuit, which is currently pending. While we cannot predict the outcome of these matters, we believe that the plaintiffs’ claims are without merit, we deny the allegations in the complaints, and we intend to vigorously defend the lawsuits. If any of these matters were successfully asserted against us, there could be a material adverse effect on us.
     On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against our current and former Chief Executive Officers and our current Chief Financial Officer, Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs and seven of the current members of our board of directors and two former members of our board of directors. The complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, members of the board of directors and two former members of the board of directors. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the named executive officers, members of the board of directors and two former members of the board of directors. No damages are sought from the Company. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of the Company, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and has been consolidated with the above lawsuit filed by Mr. Connolly. The consolidated lawsuit has been abated by the District Court until September 9, 2005, unless sooner lifted pursuant to a court order. While we cannot predict the outcome of these matters, we believe that the plaintiffs’ claims are without merit.
     In September 2004, the Company was informed by the DOJ that it had begun a civil investigation (“Investigation”) of the Company. The Investigation appears to be principally focused on certain patient eligibility, relations with referral sources and coordination of benefits practices from January 2001 to October 2004. In July 2005, the DOJ informed the Company of the existence of two qui tam actions, both of which remain under federal seal. To date, the DOJ has not decided whether or not to intervene in either qui tam action. The Company continues to cooperate with the Investigation, but is not in a position to predict (1) whether the DOJ will, in fact, intervene in the qui tam actions, (2) whether the DOJ or any other governmental authority will seek the imposition of civil or criminal penalties, fines and/or exclusion of one or more of the Company’s hospice programs from participation in the Medicare, Medicaid and other federally-funded healthcare programs, or (3) the impact, if any, that such action, if any, may have on the Company’s business, operations, liquidity or capital resources.
     On December 30, 2004, in the United States District Court for the Northern District of Texas, Dallas Division, John O. Hanson brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against our current and former Chief Executive Officers, our current Chief Financial Officer and seven of the current members of our board of directors and a former member of the board of directors. The complaint alleges breach of fiduciary duty, abuse of control, aiding and abetting breach of fiduciary duty and gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, members of the board of directors and former member of the board of directors. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the named executive officers, members of the board of directors and former member of the board of directors. No damages are sought from the Company. The lawsuit has been voluntarily stayed by the parties until a final determination on the motion to dismiss that is currently pending in the class action securities litigation previously filed in the United States District Court for the Northern District of Texas, Dallas Division. While we cannot predict the outcome of this matter, we believe that the plaintiff’s claims are without merit.
     From time to time, we may be involved in other litigation matters relating to claims that arise in the ordinary course of our business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to us, we do not believe that the resolution of these other litigation matters to which we are currently a party will have a material adverse effect on us. As of June 30, 2005, we have not accrued any amounts related to the litigation matters discussed above.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our Annual Meeting of Stockholders held on May 5, 2005, the following proposals were submitted to stockholders with the following results:
     1. Election of Paul J. Feldstein and Shawn S. Schabel to serve as our Class I Directors until our Annual Meeting of Stockholders in 2008 and until their respective successors are elected and qualified or until their earlier death, resignation or removal from office.

	Number of Shares
	For	Against	Abstain

Paul J. Feldstein	30,194,114	—	409,877
Shawn S. Schabel	29,335,517	—	1,268,474

          The following individuals are our Class II Directors, whose terms expire at our Annual Meeting of Stockholders in 2006: John K. Carlyle, David W. Cross and David L. Steffy. The following individuals are our Class III Directors, whose terms expire at our Annual Meeting of Stockholders in 2007: Richard R. Burnham, Martin S. Rash and Woodrin Grossman.
     2. Approval of the First Amendment to the Odyssey HealthCare, Inc. 2001 Equity-Based Compensation Plan (the “Equity-Based Compensation Plan”) that submitted for stockholder approval (a) an increase in the number of shares of the Company’s common stock, par value $0.001 per share, available with respect to awards under the Equity-Based Compensation Plan, and (b) the provisions of the Equity-Based Compensation Plan that (1) provide that either the granting or vesting of awards may be subject to certain performance standards, (2) describe the persons eligible to receive awards under the Equity-Based Compensation Plan, and (3) specify the individual limit on awards granted to Covered Employees, in order that such awards may continue to be fully deductible by the Company for federal income tax purposes.

Number of Shares

For	15,945,878
Against	5,753,517
Abstain	51,412

     3. Ratification of the selection of Ernst & Young, LLP as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2005.

Number of Shares

For	29,734,454
Against	795,950
Abstain	73,587

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)

4.2	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.3	Rights Agreement (the “Rights Agreement”) dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

10.1	First Amendment to the Odyssey HealthCare 2001 Equity-Based Compensation Plan, effective May 5, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 5, 2005)

10.2	Second Amendment to the Odyssey HealthCare 2001 Equity-Based Compensation Plan, effective May 5, 2005**

31.1	Certification required by Rule 13a-14(a), dated August 8, 2005, by Richard R. Burnham, Chief Executive Officer**

31.2	Certification required by Rule 13a-14(a), dated August 8, 2005, by Douglas B. Cannon, Chief Financial Officer**

32.1	Certification required by Rule 13a-14(b), dated August 8, 2005, by Richard R. Burnham, Chief Executive Officer, and Douglas B. Cannon, Chief Financial Officer***

**	Filed herewith.

***	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY HEALTHCARE, INC.
Date: August 8, 2005	By:	/s/ Richard R. Burnham
Richard R. Burnham
President and Chief Executive Officer

Date: August 8, 2005	By:	/s/ Douglas B. Cannon
Douglas B. Cannon
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)

4.2	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.3	Rights Agreement (the “Rights Agreement”) dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)

10.1	First Amendment to the Odyssey HealthCare 2001 Equity-Based Compensation Plan, effective May 5, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 5, 2005)

10.2	Second Amendment to the Odyssey HealthCare 2001 Equity-Based Compensation Plan, effective May 5, 2005**

31.1	Certification required by Rule 13a-14(a), dated August 8, 2005, by Richard R. Burnham, Chief Executive Officer**

31.2	Certification required by Rule 13a-14(a), dated August 8, 2005, by Douglas B. Cannon, Chief Financial Officer**

32.1	Certification required by Rule 13a-14(b), dated August 8, 2005, by Richard R. Burnham, Chief Executive Officer, and Douglas B. Cannon, Chief Financial Officer***

**	Filed herewith.

***	Furnished herewith.