Form 10-Q
period 2005-09-30
ODYSSEY HEALTHCARE INC
filed 2005-11-09
CIK 1129623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the issuer’s common stock as of November 3, 2005 was as follows: 34,235,553 shares of Common Stock, $0.001 par value per share.

FORM 10-Q
ODYSSEY HEALTHCARE, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
ITEM 4. CONTROLS AND PROCEDURES	25
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	25
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27
ITEM 6. EXHIBITS	28
Employment Agreement - Brenda A. Belger
Employment Agreement - W. Bradley Bickham
Second Amended and Restated Employment Agreement - Douglas B. Cannon
Employment Agreement - Deborah A. Hoffpauir
Employment Agreement - Kathleen A. Ventre
Certification Required by Rule 13a-14(a), by Robert A. Lefton, CEO
Certification Required by Rule 13a-14(a), by Douglas B. Cannon, CFO
Certification Required by Rule 13a-14(b), by CEO and CFO

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	SEPTEMBER 30,
	2004	2005
	(IN THOUSANDS, EXCEPT SHARE
	AND PER SHARE AMOUNTS)
	(AUDITED)	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$24,851	$24,940
Short-term investments	8,407	31,434
Accounts receivable from patient services, net of allowance for uncollectible accounts of $3,862 and $2,173 at December 31, 2004 and September 30, 2005, respectively	59,376	54,571
Deferred tax assets	30	—
Income taxes receivable	1,679	—
Prepaid expenses and other current assets	3,823	3,996

Total current assets	98,166	114,941
Property and equipment, net of accumulated depreciation	7,490	11,317
Goodwill	93,933	98,087
Intangibles, net of accumulated amortization	4,502	4,798

Total assets	$204,091	$229,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,664	$3,943
Accrued compensation	10,331	12,572
Accrued nursing home costs	9,932	10,856
Accrued Medicare contractual adjustments	2,915	10,548
Other accrued expenses	8,060	10,482
Income taxes payable	—	1,117
Deferred tax liability	—	938
Current maturities of long-term debt	5	5

Total current liabilities	34,907	50,461
Long-term debt, less current maturities	9	5
Deferred tax liability	7,095	8,723
Other liabilities	—	2,147
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares — 75,000,000
Issued shares — 36,750,917 at December 31, 2004 and 37,229,875 at September 30, 2005, respectively	37	37
Additional paid-in capital	95,822	99,024
Deferred compensation	(2,148)	(1,683)
Retained earnings	88,636	108,984
Treasury stock, at cost, 1,648,600 and 3,002,934 shares at December 31, 2004 and September 30, 2005, respectively	(20,267)	(38,555)

Total stockholders’ equity	162,080	167,807

Total liabilities and stockholders’ equity	$204,091	$229,143

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2004	2005	2004	2005
	(IN THOUSANDS, EXCEPT PER		(IN THOUSANDS, EXCEPT PER
	SHARE AMOUNTS)		SHARE AMOUNTS)
	(UNAUDITED)		(UNAUDITED)
Net patient service revenue	$87,462	$98,894	$258,971	$279,892
Operating expenses:
Direct hospice care	45,956	56,674	139,308	156,832
General and administrative	23,224	28,572	68,388	83,777
Provision for uncollectible accounts	2,719	279	5,743	3,580
Depreciation	883	1,026	2,487	2,823
Amortization	176	143	509	433

	72,958	86,694	216,435	247,445

Income from operations	14,504	12,200	42,536	32,447
Other income (expense):
Interest income	102	363	196	882
Interest expense	(47)	(47)	(70)	(150)

	55	316	126	732

Income before provision for income taxes	14,559	12,516	42,662	33,179
Provision for income taxes	5,556	4,769	16,446	12,831

Net income	$9,003	$7,747	$26,216	$20,348

Net income per share:
Basic	$0.25	$0.23	$0.72	$0.59

Diluted	$0.24	$0.22	$0.70	$0.58

Weighted average shares outstanding:
Basic	36,653	34,218	36,607	34,469
Diluted	37,586	35,074	37,661	35,114
The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2004	2005
	(IN THOUSANDS)
	(UNAUDITED)
Operating Activities
Net income	$26,216	$20,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,996	3,256
Amortization of debt issue costs	40	82
Stock-based compensation	172	465
Deferred tax expense	4,179	2,596
Tax benefit realized for stock option exercises	631	755
Provision for uncollectible accounts	5,743	3,580
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,876)	1,225
Other current assets	2,342	1,682
Accounts payable, accrued nursing home costs, accrued Medicare contractual adjustments and other accrued expenses	(1,387)	16,700

Net cash provided by operating activities	33,056	50,689
Investing Activities
Cash paid for acquisitions and procurement of licenses	(29,067)	(5,092)
Increase in short-term investments	(2,447)	(23,027)
Purchases of property and equipment	(3,589)	(6,636)

Net cash used in investing activities	(35,103)	(34,755)
Financing Activities
Proceeds from issuance of common stock	840	2,447
Purchases of treasury stock	—	(18,288)
Payments of debt issue costs	(347)	—
Payments on debt	(2)	(4)

Net cash provided by (used in) financing activities	491	(15,845)

Net (decrease) increase in cash and cash equivalents	(1,556)	89
Cash and cash equivalents, beginning of period	38,284	24,851

Cash and cash equivalents, end of period	$36,728	$24,940

Supplemental cash flow information
Interest paid	$24	$68
Income taxes paid	$9,691	$6,852
The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005
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
USE OF ESTIMATES
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management estimates include an allowance for uncollectible accounts and contractual allowances, accrued compensation, accrued nursing home costs, accrued Medicare contractual adjustments, accrued workers’ compensation, accrued patient care costs, accrued taxes, accrued professional fees and goodwill and intangible asset impairment. Actual results could differ from those estimates.
2. ACQUISITIONS
     In August 2005, the Company purchased substantially all the assets and business of Solari Hospice, Ltd., a hospice provider with operations located in Santa Ana, California. The purchase price, including transaction costs, totaled $2.5 million. Assets acquired include licenses of $0.1 million, a non-competition agreement of $0.1 million, and furniture and fixtures, equipment and goodwill of $2.3 million.
     In August 2005, the Company purchased all the outstanding stock of At Home Hospice, Inc., a hospice provider with operations located in Huntsville, Alabama. The purchase price, including transaction costs, totaled $2.2 million. Assets and liabilities acquired included cash and accounts receivable of $0.2 million, licenses of $0.1million, a non-competition agreement of $0.1 million, goodwill of $1.9 million and accounts payable and accrued liabilities of $0.1 million.
     These acquisitions were accounted for under the purchase method of accounting. The results of operations have been included in the consolidated financial statements of the Company from the dates of acquisition.
3. STOCK BASED COMPENSATION
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement 123R, “Share-Based Payment” (“Statement 123R”), which is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Statement 123R supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123R is similar to the approach described in Statement 123.

However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
     In April 2005, the SEC amended the compliance dates for the application of Statement 123R. Statement 123R must be adopted for fiscal years that begin after September 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123R on January 1, 2006.
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
     As permitted in Statement 123, the Company currently accounts for share-based payments to employees using APB 25 which uses the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position or liquidity. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share which is included in the table below. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were approximately $0.6 million and $0.8 million for the nine months ended September 30, 2004 and 2005, respectively.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to all stock-based compensation.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2005	2004	2005
	(IN THOUSANDS, EXCEPT PER		(IN THOUSANDS, EXCEPT PER
	SHARE AMOUNTS)		SHARE AMOUNTS)
Net income, as reported	$9,003	$7,747	$26,216	$20,348
Add: Stock-based employee compensation expense recorded, net of tax	32	94	106	283
Deduct: Fair value stock-based employee compensation expense, net of tax	(850)	(1,082)	(3,152)	(3,185)

Pro forma net income	$8,185	$6,759	$23,170	$17,446

Earnings per share:
Basic — as reported	$0.25	$0.23	$0.72	$0.59
Add: Stock-based employee compensation expense recorded, net of tax	0.00	0.00	0.00	0.01
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.03)	(0.03)	(0.09)	(0.09)

Basic — pro forma	$0.22	$0.20	$0.63	$0.51

Diluted — as reported	$0.24	$0.22	$0.70	$0.58
Add: Stock-based employee compensation expense recorded, net of tax	0.00	0.00	0.00	0.01
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.02)	(0.03)	(0.08)	(0.09)

Diluted — pro forma	$0.22	$0.19	$0.62	$0.50

4. NET INCOME PER SHARE

The following table presents the calculation of basic and diluted net income per share:

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2005	2004	2005
	(IN THOUSANDS, EXCEPT PER		(IN THOUSANDS, EXCEPT
	SHARE AMOUNTS)		PER SHARE AMOUNTS)
Numerator
Numerator for diluted net income per share — net income	$9,003	$7,747	$26,216	$20,348

Denominator
Denominator for basic net income per share — weighted average shares	36,653	34,218	36,607	34,469
Effect of dilutive securities:
Employee stock options	903	826	1,024	615
Series B Preferred Stock Warrants convertible to common stock	30	30	30	30

Denominator for diluted net income per share — adjusted weighted average shares and assumed or actual conversions	37,586	35,074	37,661	35,114

Net income per share:
Basic	$0.25	$0.23	$0.72	$0.59

Diluted	$0.24	$0.22	$0.70	$0.58

     For the three and nine months ended September 30, 2005, options outstanding of 1,150,117 and 1,697,240, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common stock, and thus the inclusion would have been antidilutive. For the three and nine months ended September 30, 2004, options outstanding of 1,206,207 and

1,102,341, respectively, were not included in the computation of diluted earnings per share due to the reasons noted above.
5. REPURCHASE OF COMMON STOCK
     On November 1, 2004, the Company announced the adoption of an open market stock repurchase program to repurchase up to $30.0 million of the Company’s common stock over a nine-month period. The timing and the amount of any repurchase of shares during the nine-month period was determined by management based on its evaluation of market conditions and other factors. The Company completed its stock repurchase program in March 2005 and repurchased 2,515,434 shares of the Company’s common stock at a cost of $30.0 million (average cost of $11.93 per share). Stock repurchases were funded from the Company’s working capital.
     On August 11, 2005, the Company announced the adoption of a new stock repurchase program in which it intends to repurchase up to $20.0 million of its common stock. The Company intends to conduct the stock repurchase program in the open market over the next twelve months. The timing and the amount of any repurchase of shares during the twelve-month period will be determined by the Company based on evaluation of market conditions and other factors. As of September 30, 2005, the Company had repurchased 487,500 shares of the Company’s common stock at a cost of $8.6 million (average cost of $17.55 per share). As of September 30, 2005, the Company had approximately 34.2 million shares outstanding. The Company may repurchase up to an additional $11.4 million of common stock under the new stock repurchase program. Stock repurchases are being funded from the Company’s working capital.
6. OTHER ACCRUED EXPENSES
     Other accrued expenses are as follows:

	DECEMBER 31,	SEPTEMBER 30,
	2004	2005
	(In thousands)
Workers’ compensation	$2,274	$2,398
Inpatient	1,685	2,712
Rent	1,211	1,386
Pharmacy	1,038	673
Medical supplies and durable medical equipment	881	1,381
Professional fees	121	740
Medical director	144	265
Property taxes	189	236
Other	517	691

	$8,060	$10,482

7. REVOLVING LINE OF CREDIT
     On May 14, 2004, the Company entered into a revolving line of credit with General Electric Capital Corporation (as amended on November 1, 2004, the “Credit Agreement”) that provides the Company with a $40.0 million revolving line of credit, subject to three separate $10.0 million increase options. The revolving line of credit will be used, if necessary, to fund future acquisitions, working capital, capital expenditures, and for general corporate purposes. Borrowings outstanding under the revolving line of credit will bear interest at LIBOR plus 2.5% or the higher of the prime rate or 50 basis points over the federal funds rate. The revolving line of credit expires May 14, 2007. The revolving line of credit has an unused facility fee of 0.375% per annum and an annual monitoring fee of $30,000. No amounts have been drawn on the revolving line of credit as of September 30, 2005. The revolving line of credit is secured by substantially all of the Company’s and its subsidiaries’ existing and after-acquired personal property assets, including accounts receivable, and all after-acquired real property assets. The Company and its subsidiaries are subject to affirmative and negative covenants under the Credit Agreement. The Company is currently in compliance with all covenants under the Credit Agreement.

     In September 2004, the Company was informed by the Civil Division of the United States Department of Justice (“DOJ”) that it had begun a civil investigation (“Investigation”) of the Company under the authority of the False Claims Act. On November 1, 2004, the Company entered into an amendment to the Credit Agreement which, among other things, amended the definition of “Indebtedness” in the Credit Agreement such that (i) the assessment of any fines, penalties and damages, if any, arising from the DOJ investigations will result in a default under the Credit Agreement, meaning that the Company will be prohibited from using loan proceeds to pay for such fines, penalties and damages, and (ii) fines, penalties and damages, if any, arising from the DOJ investigations will be included for purposes of calculating financial covenants. Accordingly, if the Company is assessed any fines, penalties and damages by the DOJ, the Company may be required to use other sources of capital to pay the amounts of such fines, penalties and damages. See Note 8 below related to the unaudited consolidated financial statements.
8. CONTINGENCIES
     The Company and its two former Chief Executive Officers and its current Chief Financial Officer are defendants in a lawsuit originally filed on April 21, 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Francis Layher, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased or otherwise acquired the Company’s publicly traded securities between May 5, 2003 and February 23, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Six similar lawsuits were also filed in May and September of 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Kenneth L. Friedman, Trudy J. Nomm, Eva S. Caldarola, Michael Schaufuss, Duane Liffrig and G.A. Allsmiller on behalf of the same plaintiff class, making substantially similar allegations and seeking substantially similar damages. All of these lawsuits were transferred to a single judge and consolidated into a single action. Lead plaintiffs and lead counsel have been appointed and the consolidated complaint was filed on December 20, 2004 which, among other things, extended the putative class period to October 18, 2005. The Company filed a motion to dismiss the lawsuit. The District Court granted the Company’s motion to dismiss on September 30, 2005. The District Court also granted lead plaintiffs the right to amend their complaint. Lead plaintiffs filed an amended consolidated complaint on October 31, 2005. The Company anticipates filing a motion to dismiss the amended consolidated complaint in November 2005. While the Company cannot predict the outcome of these matters, it believes that the plaintiffs’ claims are without merit, it denies the allegations in the complaints, and it intends to vigorously defend the lawsuits.
     On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against two former Chief Executive Officers and current Chief Financial Officer, Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs of the Company and seven of the current members of the board of directors of the Company and two former members of the board of directors of the Company. The complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named current and former executive officers, current members of the board of directors and two former members of the board of directors. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees, from the named current and former executive officers, current members of the board of directors and former members of the board of directors. No damages are sought from the Company. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of the Company, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and has been consolidated with the above lawsuit filed by Mr. Connolly. The consolidated lawsuit has been abated by the District Court until a final determination on the motion to dismiss that is currently pending in the class action securities litigation previously filed in the United States District Court for the Northern District of Texas, Dallas Division, unless sooner lifted pursuant to a court order. While the Company cannot predict the outcome of these matters, the Company believes that the plaintiffs’ claims are without merit.
     In September 2004, the DOJ informed the Company that it was conducting an Investigation of certain Company patient certification, patient referral and coordination of benefits practices. In July 2005, the DOJ informed the Company that two qui tam actions had been filed under federal court seal in 2003, both of which remain under federal seal. To date, the DOJ has not decided whether or not to intervene in either qui tam action. The Company continues to cooperate with the Investigation, but is not in a position to predict (1) whether the DOJ will, in fact, intervene in the qui tam actions, (2) whether the DOJ or any other governmental authority will seek the imposition of civil or criminal penalties, fines and/or exclusion of one or more of the Company’s hospice programs from participation in the Medicare, Medicaid and other federally-funded healthcare programs, or (3) the impact, if any, that such action, if any, may have on the Company’s business, operations, liquidity or capital resources.
     On December 30, 2004, in the United States District Court for the Northern District of Texas, Dallas Division, John O. Hanson brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against two former Chief Executive Officers, current Chief Financial Officer and seven of the current members of the board of directors of the Company and a former member of the board of directors of the Company. The complaint alleges breach of fiduciary duty, abuse of control, aiding and abetting breach of fiduciary duty and gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named current and former executive officers, current members of the board of directors and former member of the board of directors. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees, from the named current and former executive officers, current members of the board of directors and former member of the board of directors. No damages are sought from the Company. The lawsuit has been voluntarily stayed by the parties until a final determination on the motion to dismiss that is currently pending in the class action securities litigation previously filed in the United States District Court for the Northern District of Texas, Dallas Division. While the Company cannot predict the outcome of this matter, the Company believes that plaintiff’s claims are without merit.
     On September 8, 2005, in the United States District Court for the Northern District of Texas, Dallas Division, Lisa Moats brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against two former Chief Executive Officers, the current Chief Financial Officer, the current Chief Operating Officer, and seven current members of the board of directors of the Company and a former member of the board of directors of the Company. The complaint alleges breach of fiduciary duty of good faith on the part of each of the named current and former executive officers, current members of the board of directors and former member of the board of directors. The complaint seeks unspecified amounts of compensatory damages, as well as costs, including legal fees, from the named current and former executive officers, current members of the board of directors and former member of the board of directors. No damages are sought from the Company. The lawsuit has been voluntarily stayed by the parties until there is a final determination on the motion to dismiss that is currently pending in the class action securities litigation previously filed in the United States District Court for the Northern District of Texas, Dallas Division. While the Company cannot predict the outcome of this matter, the Company believes that plaintiff’s claims are without merit.
     If any of the foregoing matters were successfully asserted against the Company, there could be a material adverse effect on the Company. From time to time, the Company may be involved in other litigation matters relating to claims that arise in the ordinary course of its business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to the Company, the Company does not believe that the resolution of these other litigation matters to which the Company is currently a party will have a material adverse effect on the Company. As of September 30, 2005, the Company has not accrued any amounts related to the litigation matters discussed above.
9. SEGMENT REPORTING
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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2005	2004	2005
	(IN THOUSANDS)		(IN THOUSANDS)
Net patient service revenue:
Northeast	$4,405	$6,239	$12,207	$16,910
Southeast	4,326	4,715	12,424	13,323
Central	6,247	7,176	19,842	19,927
South	12,250	14,143	36,590	39,957
North Texas	11,245	11,491	32,422	32,588
South Texas	11,486	12,510	35,015	35,731
Midwest	8,811	10,376	25,494	27,517
Mountain	16,944	17,958	51,120	52,785
West	11,748	15,361	33,872	42,429
Corporate	—	(1,075)	(15)	(1,275)

	$87,462	$98,894	$258,971	$279,892

Direct hospice care expenses:
Northeast	$2,337	$3,706	$7,113	$10,057
Southeast	2,225	2,925	6,489	7,959
Central	3,840	4,384	11,512	12,228
South	6,098	7,891	18,519	21,688
North Texas	5,991	6,535	18,211	18,369
South Texas	6,350	7,490	19,925	20,876
Midwest	4,096	5,279	12,489	13,851
Mountain	9,197	10,262	27,373	29,905
West	5,804	8,202	17,654	21,899
Corporate	18	—	23	—

	$45,956	$56,674	$139,308	$156,832

Income (loss) from operations:
Northeast	$624	$684	$1,308	$1,680
Southeast	797	595	2,625	1,827
Central	835	1,057	3,507	2,449
South	3,032	3,456	10,215	9,787
North Texas	3,169	2,890	8,321	8,120
South Texas	3,082	2,474	9,044	7,642
Midwest	2,704	2,819	7,327	7,021
Mountain	4,581	4,325	14,000	12,469
West	3,567	4,671	9,328	12,663
Corporate	(7,887)	(10,771)	(23,139)	(31,211)

	$14,504	$12,200	$42,536	$32,447

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2005	2004	2005
Average Daily Census:
Northeast	365	508	351	467
Southeast	376	410	356	386
Central	656	661	660	644
South	1,190	1,322	1,188	1,245
North Texas	996	1,008	980	964
South Texas	1,056	1,069	1,073	1,040
Midwest	761	848	733	784
Mountain	1,365	1,432	1,371	1,413
West	895	1,080	856	1,006

	7,660	8,338	7,568	7,949

10. SUBSEQUENT EVENTS
     On October 11, 2005, the Company announced that the board of directors has appointed Robert A. Lefton as President and Chief Executive Officer of the Company. In addition, Mr. Lefton has been appointed to the board of directors to fill a new Class I directorship position established by the board of directors. The Company also announced that Richard R. Burnham, Chairman of the Board of Directors and the former President and Chief Executive Officer of the Company, will continue with the Company as the Chairman of the Board of Directors.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
     Certain statements used in the following discussion and elsewhere in this Quarterly Report on Form 10-Q, including statements regarding our future financial position and results of operations, business strategy and plans and objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, which may cause our actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to, the following:
•	general market conditions;

•	adverse changes in reimbursement levels under Medicare and Medicaid programs;

•	increases in inflation including inflationary increases in patient care costs;

•	adverse changes in the Medicare payment cap amount and increases in our Medicare contractual adjustments;

•	decline in patient census growth;

•	challenges inherent in and potential changes in our growth and expansion strategy;

•	our ability to attract and retain healthcare professionals;

•	our dependence on patient referral sources and potential adverse changes in patient referral practices of those referral sources;

•	changes in state or federal income, franchise or similar tax laws and regulations;

•	adverse changes in the state and federal licensure and certification laws and regulations;

•	adverse results of regulatory surveys;

•	delays in licensure and/or certification;

•	government and private party legal proceedings and investigations;

•	adverse changes in the competitive environment in which we operate;

•	adverse impact of natural disasters, including Hurricanes Katrina and Rita; and

•	our ability to implement a new integrated billing and clinical management and electronic medical records system.
     In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially from those anticipated or implied by the forward-looking statements. Many of these factors are beyond our control or our ability to predict. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which reflect management’s views only as of the date hereof. We undertake no obligation to revise or update any of the forward-looking statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained under the headings “Government Regulation and Payment Structure,” “Overview of Government Payments,” “Other Healthcare Regulations” and “Regulations Governing the Privacy and Transmission of Healthcare Information” in “Item 1. Business” and the disclosures contained under the heading “Some Risks Related to Our Business” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 15, 2005.
     The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
OVERVIEW
     We are one of the largest providers of hospice care in the United States in terms of both average daily patient census and number of hospice programs serving communities. Through the development of new hospice programs and a series of acquisitions, we now have 79 Medicare-certified hospice programs to serve patients and their families in 30 states. We operate all of our hospice programs through our operating subsidiaries. During the three months ended September 30, 2005, our average daily census was 8,338 patients, which represents an 8.9% increase over our average daily census for the three months ended September 30, 2004 of 7,660 patients. During the nine months ended September 30, 2005, our average daily census was 7,949 patients, which represents a 5.0% increase over our average daily census for the nine months ended September 30, 2004 of 7,568 patients. Our net patient service revenue of $98.9 million for the three months ended September 30, 2005 represents an increase of 13.1% over our net patient service revenue of $87.5 million for the three months ended September 30, 2004. During the nine months ended September 30, 2005, our net patient service revenue was $279.9 million, which represents a 8.1% increase over our net patient service revenue of $259.0 million for the nine months ended September 30, 2004. We reported net income of $7.7 million for the three months ended September 30, 2005, which represents a decrease of 14.0% from our net income of $9.0 million for the three months ended September 30, 2004. During the nine months ended September 30, 2005, we reported net income of $20.3 million, which represents a decrease of 22.4% from our net income of $26.2 million for the nine months ended September 30, 2004.
DEVELOPED HOSPICES
     In the first quarter of 2004, our Arlington, Virginia hospice program became Medicare certified.
     In the second quarter of 2004, our Athens, Georgia hospice program became Medicare certified.
     In the third quarter of 2004, our Allentown, Pennsylvania; Jackson, Mississippi; and Providence, Rhode Island hospice programs became Medicare certified. In the fourth quarter of 2004, our Savannah, Georgia hospice program became Medicare certified.
     During the first quarter of 2005, our Daytona Beach, Florida hospice program operated by our wholly-owned not-for-profit subsidiary, Hospice of the Palm Coast, Inc., became Medicare certified.
     During the third quarter of 2005, our Corpus Christi, Texas; Columbia, South Carolina; and Harrisburg, Pennsylvania hospice programs became Medicare certified. We continued the development of hospice programs in Lubbock, Texas; Rockford, Illinois; and Miami, Florida.
     Once a hospice becomes Medicare certified, the process is started to obtain Medicaid certification. This process takes approximately nine months and varies from state to state. Medicaid is a state-administered program to provide medical assistance to the indigent and certain other eligible individuals. Medicaid represents approximately 5.2% and 5.0% of our net patient service revenue for the three and nine months ended September 30, 2005, respectively.
ACQUISITIONS
     In January 2004, we purchased substantially all the assets and business of Crown of Texas, Ltd., a hospice program with operations located in Amarillo and Conroe, Texas. The purchase price, including transaction costs, totaled $22.5 million. Assets acquired include licenses of $0.6 million, a non-competition agreement of $0.5 million, and furniture and fixtures and goodwill of $21.4 million.

     In May 2004, we purchased certain assets associated with the Tulsa, Oklahoma hospice operation of Crossroads Hospice of Oklahoma, L.L.C. The hospice was integrated into our existing hospice program in Tulsa. The purchase price totaled $6.0 million. Assets acquired include a non-competition agreement of $0.2 million and furniture and fixtures and equipment and goodwill of $5.8 million.
     In August 2005, we purchased all the outstanding stock of At Home Hospice, Inc., a hospice provider with operations located in Huntsville, Alabama. The purchase price, including transaction costs, totaled $2.2 million. Assets and liabilities acquired included cash and accounts receivable of $0.2 million, licenses of $0.1 million, a non-competition agreement of $0.1 million, goodwill of $1.9 million and accounts payable and accrued liabilities of $0.1 million.
     In August 2005, we also purchased substantially all the assets and business of Solari Hospice Care, a hospice provider with operations located in Santa Ana, California. The purchase price, including transaction costs, totaled $2.5 million. Assets acquired include licenses of $0.1 million, a non-competition agreement of $0.1 million, and furniture and fixtures, equipment and goodwill of $2.3 million.
     We accounted for these acquisitions as purchases. See Note 2 to the unaudited consolidated financial statements.
     As part of our ongoing acquisition strategy, we are continually evaluating other potential acquisition opportunities.
     Goodwill from our hospice acquisitions was $98.1 million as of September 30, 2005. During 2001 and prior years, we amortized goodwill over 20 years for acquisitions completed through September 30, 2001. We do not amortize goodwill for acquisitions subsequent to September 30, 2001, based on the provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“Statement 142”). Under Statement 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are reviewed for impairment annually (during the fourth quarter) or more frequently if indicators arise. As of September 30, 2005, no impairment charges have been recorded. However, we cannot assure you that any impairment charges will not be recorded in the future as goodwill and intangible assets are reviewed for impairment. Other intangible assets continue to be amortized over their useful lives.
NET PATIENT SERVICE REVENUE
     Net patient service revenue is the estimated net realizable revenue from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered to our patients. To determine net patient service revenue, we adjust gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare contractual adjustments. Net patient service revenue does not include charity care or the Medicaid room and board payments. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 92.9% and 91.3% of our net patient service revenue for the three months ended September 30, 2004 and 2005, respectively, and 92.5% and 92.0% of our net patient service revenue for the nine months ended September 30, 2004 and 2005, respectively. Services provided under Medicaid programs represented approximately 4.0% and 5.2% of our net patient service revenue for the three months ended September 30, 2004 and 2005, respectively, and 4.0% and 5.0% of our net patient service revenue for the nine months ended September 30, 2004 and 2005, respectively. The payments we receive from Medicare and Medicaid are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.
     The four main levels of care we provide are routine home care, general inpatient care, continuous home care and inpatient respite care. We also receive reimbursement for physician services, self-pay and non-governmental room and board. Routine home care is the largest component of our gross patient service revenue, representing 92.4% and 89.2% of gross patient service revenue for the three months ended September 30, 2004 and 2005, respectively, and 91.5% and 89.9% for the nine months ended September 30, 2004 and 2005, respectively. General inpatient care represented 5.8% and 6.7% of gross patient service revenue for the three months ended September 30, 2004 and 2005, respectively, and 6.6% and 7.0% for the nine months ended September 30, 2004 and 2005, respectively. Continuous home care represented 0.4% and 3.0% of gross patient service revenue for the three months ended September 30, 2004 and 2005, respectively, and 0.5% and 1.9% for the nine months ended September 30, 2004 and 2005, respectively. Inpatient respite care and reimbursement for physician services, self-pay and non-governmental room and board represents the remaining 1.4% and 1.1% of gross patient service revenue for the three months ended

September 30, 2004 and 2005, respectively, and 1.4% and 1.2% for the nine months ended September 30, 2004 and 2005, respectively.
     The principal factors that impact net patient service revenue are our average daily census, levels of care, annual changes in Medicare and Medicaid payment rates due to adjustments for inflation and estimated Medicare contractual adjustments. Average daily census is affected by the number of patients referred and admitted into our hospice programs and average length of stay of those patients once admitted. Average length of stay is impacted by patients’ decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay has increased from 80 days for the three months ended September 30, 2004 to 86 days for the three months ended September 30, 2005. Our average length of stay increased from 78 days for the nine months ended September 30, 2004 to 84 days for the nine months ended September 30, 2005.
     Payment rates under the Medicare and Medicaid programs are indexed for inflation annually; however, the increases have historically been less than actual inflation. On October 1, 2004 and 2005, the base Medicare payment rates for hospice care increased by approximately 3.3% and 3.7%, respectively, over the base rates previously in effect. These rates were further adjusted geographically by the hospice wage index. In the future, reductions in, or reductions in the rate of increase of Medicare and Medicaid payments may have an adverse impact on our net patient service revenue and profitability.
     We are subject to two limitations on Medicare payments for services. With one limitation, if the number of general inpatient days of care that any of our hospice programs provide to Medicare beneficiaries exceeds 20% of the total days of care that program provides to all patients for an annual period beginning on November 1st, the days in excess of the 20% figure may be reimbursed only at the routine home care rate, which is a lower rate than the rate for general impatient care. None of our hospice programs exceeded the payment limits on general inpatient care services for the three and nine months ended September 30, 2004 and 2005.
     With the other limitation, overall payments made by Medicare to us on a per hospice program basis are subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. We recorded a contractual adjustment due to the Medicare cap of $3.4 million for the three months ended September 30, 2005, which included a change in estimate for current and prior years. On August 26, 2005, the Centers for Medicare & Medicaid Services (“CMS”) issued change request transmittal 663 publishing the final Medicare per beneficiary cap amount of $19,777.51 for the 2005 Medicare cap year ended October 31, 2005 and indicating that the cap amount for the 2004 Medicare cap year ended October 31, 2004 was incorrectly computed. This cap amount was lower than the cap amount that we used for 2005 due to CMS’s error in computing the cap amount for the 2004 Medicare cap year. As a result, net patient service revenue for the three months ended September 30, 2005 was reduced by $1.0 million for the lower 2005 Medicare cap amount and an additional $1.1 million for the estimated impact of the revised prior years. For the Medicare cap year ended October 31, 2005, $7.7 million has been accrued for eleven hospice programs exceeding the cap as of September 30, 2005. We will continue to review the adequacy of our cap contractual on a quarterly basis. We cannot assure you that additional hospice programs will not exceed the cap in the future or that our Medicare contractual adjustments for existing programs subject to the Medicare cap will not increase.
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
     The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for the three and nine months ended September 30, 2004 and 2005, respectively:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2005	2004	2005
Direct hospice care expenses:
Salaries, benefits and payroll taxes	32.9%	36.7%	32.7%	35.5%
Pharmaceuticals	6.2	5.5	6.9	5.7
Medical equipment and supplies	5.8	5.7	5.8	5.7
Inpatient costs	2.0	3.0	2.7	3.0
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	5.6	6.4	5.7	6.1

Total	52.5%	57.3%	53.8%	56.0%

General and administrative expenses:
Salaries, benefits and payroll taxes	14.7%	17.4%	14.9%	17.7%
Leases	2.7	2.8	2.6	2.9
Legal and accounting fees	0.7	1.1	0.6	1.5
Other (including insurance, recruiting, travel, telephone and printing )	8.5	7.6	8.3	7.9

Total	26.6%	28.9%	26.4%	30.0%

PROVISION FOR INCOME TAXES
     Our provision for income taxes consists of current and deferred federal and state income tax expenses. Our effective tax rate for the three and nine months ended September 30, 2005 was approximately 39.0%. We estimate that our effective tax rate for the remainder of 2005 will be approximately 39.0%.

RESULTS OF OPERATIONS
     The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the three and nine months ended September 30, 2004 and 2005, respectively.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2005	2004	2005
Net patient service revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct hospice care	52.5	57.3	53.8	56.0
General and administrative	26.6	28.9	26.4	30.0
Provision for uncollectible accounts	3.1	0.3	2.2	1.3
Depreciation	1.0	1.0	1.0	1.0
Amortization	0.2	0.1	0.2	0.2

	83.4	87.6	83.6	88.5

Income from operations	16.6	12.4	16.4	11.5
Other income (expense), net	0.1	0.3	0.1	0.3

Income before income taxes	16.7	12.7	16.5	11.8
Provision for income taxes	6.4	4.9	6.4	4.5

Net income	10.3%	7.8%	10.1%	7.3%

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005
     The following table summarizes and compares our results of operations for the three months ended September 30, 2004 and 2005, respectively:

		THREE MONTHS ENDED SEPTEMBER 30,
	2004	2005	$ Change	% Change
		(in thousands, except % change)
Net patient service revenue	$87,462	$98,894	$11,432	13.1%
Operating expenses:
Direct hospice care	45,956	56,674	10,718	23.3%
General and administrative	23,224	28,572	5,348	23.0%
Provision for uncollectible accounts	2,719	279	(2,440)	(89.7%)
Depreciation and amortization	1,059	1,169	110	10.4%

	72,958	86,694	13,736	18.8%

Income from operations	14,504	12,200	(2,304)	(15.9%)
Other income (expense)	55	316	261	474.5%
Provision for income taxes	5,556	4,769	(787)	(14.2%)

Net income	$9,003	$7,747	$(1,256)	(14.0%)

Net Patient Service Revenue
     Net patient service revenue increased $11.4 million, or 13.1%, from $87.5 million for the three months ended September 30, 2004 to $98.9 million for the three months ended September 30, 2005, due primarily to an increase in average daily patient census of 678, or 8.9%, from 7,660 patients for the three months ended September 30, 2004 to 8,338 patients for the three months ended September 30, 2005, which resulted in increased billable days. Increases in payment rates also contributed to the increase in net patient service revenue. In addition, regarding level of care, there was an increase in general inpatient care and continuous home care gross revenue, which had an average gross revenue per day of $595 and $445, respectively, for the three months ended September 30, 2005. As a percentage of gross revenue, general inpatient care and continuous home care increased from 5.8% and 0.4%, respectively, for the three months ended September 30, 2004 to 6.7% and 3.0%, respectively, for the three months ended September 30, 2005. The increase in net patient service revenue was offset by Medicare contractual adjustments which were $3.4 million for the three months ended September 30, 2005 compared to $0.1 million for the three months ended September 30, 2004. Medicare contractual adjustments for the three months ended September 30, 2005 includes $1.0 million due to a correction to the Medicare hospice per beneficiary cap amount for the Medicare cap year ended October 31, 2005 and $1.1 million for the estimated impact of potential revisions to the Medicare hospice per beneficiary cap amount for prior Medicare cap years. Net patient service revenue per day of care was $124.12 and $128.92 for the three months ended September 30, 2004 and 2005, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services. Medicare revenues represented 92.9% and 91.3% of our net patient service revenue for the three months ended September 30, 2004 and 2005, respectively. Medicaid revenues represented 4.0% and 5.2% of our net patient service revenue for the three months ended September 30, 2004 and 2005, respectively.
Direct Hospice Care Expenses
     Direct hospice care expenses increased $10.7 million, or 23.3%, from $46.0 million for the three months ended September 30, 2004 to $56.7 million for the three months ended September 30, 2005. Salaries, benefits and payroll tax expense increased $7.6 million, or 26.3%, from $28.8 million for the three months ended September 30, 2004 to $36.3 million for the three months ended September 30, 2005. This increase is primarily due to a significant growth in continuous home care revenue, average salary increases of 3.0% to 4.0% compared to the prior year and additional employees to accommodate additional patient census growth at our existing and new hospice programs. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 32.9% to 36.7% for the three months ended September 30, 2004 and 2005, respectively. Inpatient costs increased $1.2 million, or 69.0%, from $1.7 million for the three months ended September 30, 2004 to $2.9 million for the three months ended September 30, 2005. This increase is primarily due to the increase in general inpatient care revenue. As a percentage of net patient service revenue, inpatient costs increased from 2.0% to 3.0% for the three months ended September 30, 2004 and 2005, respectively. As a percentage of net patient service revenue, total direct hospice care expenses increased from 52.5% to 57.3% for the three months ended September 30, 2004 and 2005, respectively, due primarily to the increases in salaries, benefits and payroll tax expense, inpatient costs and Medicare contractual adjustments.
General and Administrative Expenses
     General and administrative expenses increased $5.3 million, or 23.0%, from $23.2 million for the three months ended September 30, 2004 to $28.6 million for the three months ended September 30, 2005. Salaries, benefits and payroll tax expense increased $4.4 million, or 34.1%, from $12.8 million for the three months ended September 30, 2004 to $17.2 million for the three months ended September 30, 2005. This increase is primarily due to average salary increases of 3.0% to 4.0% and the hiring of additional billing coordinators and community education representatives at the hospice program level. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 14.7% to 17.4% for the three months ended September 30, 2004 and 2005, respectively. Legal and accounting fees increased $0.5 million, or 78.8%, from $0.6 million for the three months ended September 30, 2004 to $1.1 million for the three months ended September 30, 2005 due primarily to legal costs incurred related to the DOJ investigation, the class action securities litigation and the shareholder derivative litigation. See Note 8 to the unaudited consolidated financial statements. As a percentage of net patient service revenue, total general and administrative expenses increased from 26.6% to 28.9% for the three months ended September 30, 2004 and 2005, respectively, due primarily to the increases in salaries, benefits and payroll tax expense, legal fees and Medicare contractual adjustments.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts decreased $2.4 million, or 89.7%, from $2.7 million to $0.3 million for the three months ended September 30, 2004 and 2005, respectively, due to an improvement in the aging of accounts receivable, specifically, the reduction in accounts receivable greater than 120 days old and a reduction in the number of additional development requests from the Medicare fiscal intermediaries. As a percentage of gross accounts receivable, accounts receivable greater than 120 days old decreased from 21.8% as of December 31, 2004 to 10.9% as of September 30, 2005. As a percentage of net patient service revenue, our provision for uncollectible accounts decreased from 3.1% to 0.3% for the three months ended September 30, 2004 and 2005, respectively.

Depreciation and Amortization Expense
     Depreciation and amortization expense increased $0.1 million, or 10.4%, from $1.1 million to $1.2 million for the three months ended September 30, 2004 and 2005, respectively. As a percentage of net patient service revenue, depreciation and amortization expense decreased from 1.2% to 1.1% for the three months ended September 30, 2004 and 2005, respectively.
Other Income (Expense)
     Other income increased $0.3 million, or 474.5%, from $55,000 to $0.3 million for the three months ended September 30, 2004 and 2005, respectively. Interest income increased $0.3 million, or 255.9%, from $0.1 million to $0.4 million for the three months ended September 30, 2004 and 2005, respectively, due to the average amount invested increasing by approximately $16.4 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Interest expense was $47,000 for both the three months ended September 30, 2004 and 2005. Interest expense is primarily associated with the unused facility fee and amortization of deferred costs related to our revolving line of credit. See Note 7 to the unaudited consolidated financial statements.
Provision for Income Taxes
     Our provision for income taxes was $5.6 million and $4.8 million for the three months ended September 30, 2004 and 2005, respectively. We estimate that our effective tax rate for the remainder of 2005 will be approximately 39.0%.
NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005
     The following table summarizes and compares our results of operations for the nine months ended September 30, 2004 and 2005, respectively:

		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2005	$ Change	% Change
	(in thousands, except % change)
Net patient service revenue	$258,971	$279,892	$20,921	8.1%
Operating expenses:
Direct hospice care	139,308	156,832	17,524	12.6%
General and administrative	68,388	83,777	15,389	22.5%
Provision for uncollectible accounts	5,743	3,580	(2,163)	(37.7%)
Depreciation and amortization	2,996	3,256	260	8.7%

	216,435	247,445	31,010	14.3%

Income from operations	42,536	32,447	(10,089)	(23.7%)
Other income (expense)	126	732	606	481.0%
Provision for income taxes	16,446	12,831	(3,615)	(22.0%)

Net income	$26,216	$20,348	$(5,868)	(22.4%)

Net Patient Service Revenue
     Net patient service revenue increased $20.9 million, or 8.1%, from $259.0 million for the nine months ended September 30, 2004 to $279.9 million for the nine months ended September 30, 2005, due to an increase in average daily census of 381, or 5.0%, from 7,568 for the nine months ended September 30, 2004 to 7,949 for the nine months ended September 30, 2005, which resulted in increased billable days. Increases in payment rates also contributed to the increase in net patient service revenue. In addition, regarding level of care, there was an increase in general inpatient care and continuous home care gross revenue, which had an average gross revenue per day of $590 and $441, respectively, for the nine months ended September 30, 2005. As a percentage of gross revenue, general inpatient care and continuous home care increased from 6.6% and 0.5%, respectively, for the nine months ended September 30, 2004 to 7.0% and 1.9%, respectively, for the nine months ended September 30, 2005. The increase in net patient service revenue was offset by Medicare contractual adjustments which were $7.6 million for the nine months ended September 30, 2005 compared to $1.0 million for the nine months ended September 30, 2004. Medicare contractual adjustments for the nine months ended September 30, 2005 includes $1.0 million due to the correction to the Medicare hospice per beneficiary cap amount for the Medicare cap year ended October 31, 2005 and $1.1 million for the estimated impact of potential revisions to the Medicare hospice per beneficiary cap amount for prior Medicare cap years. Net patient service revenue per day of care was $124.89 and $128.98 for the nine months ended September 30, 2004 and 2005, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services and an increase in general inpatient revenues. Medicare revenues represented 92.5% and 92.0% of our net patient service revenue for the nine months ended September 30, 2004 and 2005, respectively. Medicaid revenues represented 4.0% and 5.0% of our net patient service revenue for the nine months ended September 30, 2004 and 2005, respectively.
Direct Hospice Care Expenses
     Direct hospice care expenses increased $17.5 million, or 12.6%, from $139.3 million for the nine months ended September 30, 2004 to $156.8 million for the nine months ended September 30, 2005. Salaries, benefits and payroll tax expense increased $14.7 million, or 17.3%, from $84.6 million for the nine months ended September 30, 2004 to $99.3 million for the nine months ended September 30, 2005. This increase is primarily due to a significant growth in continuous home care revenues, average salary increases of 3.0% to 4.0% compared to the prior year and additional employees to accommodate additional patient census growth at our existing and new hospice programs. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 32.7% to 35.5% for the nine months ended September 30, 2004 and 2005, respectively. Other direct hospice care expense increased $2.5 million, or 17.1%, from $14.7 million for the nine months ended September 30, 2004 to $17.2 million for the nine months ended September 30, 2005. This increase was primarily due to increases in employee mileage expense, contracted services, medical director fees and nursing home costs. As a percentage of net patient service revenue, other direct hospice care expense increased from 5.7% to 6.1% for the nine months ended September 30, 2004 and 2005, respectively. Inpatient costs increased $1.5 million, or 22.1%, from $7.0 million for the nine months ended September 30, 2004 to $8.5 million for the nine months ended September 30, 2005. This increase is primarily due to the increase in general inpatient care revenue. As a percentage of net patient service revenue, inpatient costs increased from 2.7% to 3.0% for the nine months ended September 30, 2004 and 2005, respectively. Pharmacy expense decreased $1.9 million, or 10.6%, from $17.9 million for the nine months ended September 30, 2004 to $16.0 million for the nine months ended September 30, 2005 as a result of our new electronic data collection and claims adjudication system which allows us to track pharmacy utilization in our hospice programs and manage our pharmacy costs more efficiently. As a percentage of net patient service revenue, pharmacy expenses decreased from 6.9% to 5.7% for the nine months ended September 30, 2004 and 2005, respectively. As a percentage of net patient service revenue, total direct hospice care expenses increased from 53.8% to 56.0% for the nine months ended September 30, 2004 and 2005, respectively, due primarily to the increases in salaries, benefits and payroll taxes and Medicare contractual adjustments.
General and Administrative Expenses
     General and administrative expenses increased $15.4 million, or 22.5%, from $68.4 million for the nine months ended September 30, 2004 to $83.8 million for the nine months ended September 30, 2005. Salaries, benefits and payroll tax expense increased $10.9 million, or 28.3%, from $38.5 million for the nine months ended September 30, 2004 to $49.4 million for the nine months ended September 30, 2005. This increase is primarily due to average salary increases of 3.0% to 4.0% and the hiring of additional billing coordinators and community education representatives at the hospice program level. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 14.9% to 17.7% for the nine months ended September 30, 2004 and 2005, respectively. Legal and accounting fees increased $2.6 million, or 155.9%, from $1.6 million for the nine months ended September 30, 2004 to $4.2 million for the nine months ended September 30, 2005 due primarily to legal costs incurred related to the DOJ investigation, the class action securities litigation and the shareholder derivative litigation. See Note 8 to the unaudited consolidated financial statements. Lease expense related to office leases increased $1.3 million, or 19.8%, from $6.8 million for the nine months ended September 30, 2004 to $8.1 million for the nine months ended September 30, 2005 due primarily to new and additional office leases for hospice programs. As a percentage of net patient service revenue, total general and administrative expenses increased from

26.4% to 30.0% for the nine months ended September 30, 2004 and 2005, respectively, due primarily to the increases in salaries, benefits and payroll tax expense, legal fees, lease expense and Medicare contractual adjustments.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts decreased $2.1 million, or 37.7%, from $5.7 million to $3.6 million for the nine months ended September 30, 2004 and 2005, respectively, due to an improvement in the aging of accounts receivable, specifically, the reduction in accounts receivable greater than 120 days old and a reduction in the number of additional development requests from the Medicare fiscal intermediaries. As a percentage of gross accounts receivable, accounts receivable greater than 120 days old decreased from 21.8% as of December 31, 2004 to 10.9% as of September 30, 2005. As a percentage of net patient service revenue, our provision for uncollectible accounts decreased from 2.2% to 1.3% for the nine months ended September 30, 2004 and 2005, respectively.
Depreciation and Amortization Expense
     Depreciation and amortization expense increased $0.3 million, or 8.7%, from $3.0 million to $3.3 million for the nine months ended September 30, 2004 and 2005, respectively. The increase was due primarily to the depreciation of assets acquired during 2004 and 2005. As a percentage of net patient service revenue, depreciation and amortization expense was 1.2% for both the nine months ended September 30, 2004 and 2005.
Other Income (Expense)
     Other income (expense) increased $0.6 million, or 481.0%, from $0.1 million to $0.7 million for the nine months ended September 30, 2004 and 2005, respectively. Interest income increased $0.7 million, or 350.7%, from $0.2 million to $0.9 million for the nine months ended September 30, 2004 and 2005, respectively, due to the average amount invested increasing by approximately $23.5 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Interest expense increased $0.1 million, or 113.6%, from $0.1 million to $0.2 million for the nine months ended September 30, 2004 and 2005, respectively. Interest expense is primarily associated with the unused facility fee and amortization of deferred costs related to our revolving line of credit which we entered into in May of 2004. See Note 7 to the unaudited consolidated financial statements.
Provision for Income Taxes
     Our provision for income taxes was $16.4 million and $12.8 million for the nine months ended September 30, 2004 and 2005, respectively. We estimate that our effective tax rate for the remainder of 2005 will be approximately 39.0%.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal liquidity requirements are for the acquisition and implementation of a new integrated billing, clinical management and electronic medical records system, working capital, new hospice program development, hospice acquisitions, debt service and other capital expenditures. We finance these requirements primarily with existing funds, cash flows from operations, operating leases and normal trade credit terms. As of September 30, 2005, we had cash and cash equivalents of $24.9 million and working capital of $64.5 million. At such date, we also had short-term investments of $31.4 million.
     Cash provided by operating activities was $33.1 million and $50.7 million for the nine months ended September 30, 2004 and 2005, respectively, which was an increase of $17.6 million. For the nine months ended September 30, 2004, net accounts receivable from patient services increased $2.1 million primarily due to acquisitions in late 2003 and early 2004. The change of ownership documents related to these acquisitions had to be processed prior to us billing for patient services. For the nine months ended September 30, 2005, net accounts receivable from patient services decreased $4.8 million primarily due to increased collections. Our days outstanding in accounts receivable has decreased from 49 days as of December 31, 2004 to 41 days as of September 30, 2005. Accrued Medicare contractual adjustments increased $7.6 million as of September 30, 2005 compared to December 31, 2004. No payments have been made related to Medicare contractual adjustments for the nine months ended September 30, 2005.

     Investing activities, consisting primarily of cash paid to purchase hospices, property and equipment and to establish short-term investments, used cash of $35.1 million and $34.8 million for the nine months ended September 30, 2004 and 2005, respectively. We have paid cash of $0.8 million related to the new integrated billing and clinical management and electronic medical records system and have accrued an additional $2.0 million for future payments related to the billing system and other software license fees.
     Net cash provided by (used in) financing activities was $0.5 million and $(15.8) million for the nine months ended September 30, 2004 and 2005, respectively, and represented proceeds from the issuance of common stock and payments related to our stock repurchase programs. See Note 5 to the unaudited consolidated financial statements.
     On May 14, 2004, we entered into a revolving line of credit with General Electric Capital Corporation (as amended on November 1, 2004, the “Credit Agreement”) that provides us with a $40.0 million revolving line of credit, subject to three separate $10.0 million increase options. The revolving line of credit will be used, if necessary, to fund future acquisitions, working capital, capital expenditures and general corporate purposes. Borrowings outstanding under the revolving line of credit will bear interest at LIBOR plus 2.5% or the higher of the prime rate or 50 basis points over the federal funds rate. The revolving line of credit expires May 14, 2007. The revolving line of credit has an unused facility fee of 0.375% per annum and an annual monitoring fee of $30,000. No amounts have been drawn on the revolving line of credit as of September 30, 2005. The revolving line of credit is secured by substantially all of our and our subsidiaries’ existing and after-acquired personal property assets, including accounts receivable, and all after-acquired real property assets. We and our subsidiaries are subject to affirmative and negative covenants under the Credit Agreement. We are currently in compliance with all covenants under the Credit Agreement.
     As discussed under Part II, “Item 1. Legal Proceedings,” in September 2004, we were informed by the DOJ that it has begun an Investigation of us under the authority of the False Claims Act. On November 1, 2004, we entered into an amendment to the Credit Agreement which, among other things, amended the definition of “Indebtedness” in the Credit Agreement such that (i) the assessment of any fines, penalties and damages, if any, arising from the DOJ investigations will result in a default under the Credit Agreement, meaning that we will be prohibited from using loan proceeds to pay for such fines, penalties and damages, and (ii) fines, penalties and damages, if any, arising from the DOJ investigations will be included for purposes of calculating financial covenants. Accordingly, if we are assessed any fines, penalties and damages by the DOJ, we may be required to use other sources of capital to pay the amounts of such fines, penalties and damages.
     We expect that our principal liquidity requirements will be for the acquisition and implementation of a new integrated billing, clinical management and electronic medical records system, working capital, new hospice program development, hospice acquisitions, debt service and other capital expenditures. We expect that our existing funds, cash flows from operations, operating leases, normal trade credit terms and our revolving line of credit under the Credit Agreement will be sufficient to fund our principal liquidity requirements for at least 12 months following the date of this Quarterly Report on Form 10-Q. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including receipt of payments for our services, changes in the Medicare per beneficiary cap amount, changes in Medicare payment rates, regulatory changes and compliance with new regulations, expense levels, capital expenditures, development of new hospices and acquisitions, and government and private party legal proceedings and investigations.
OFF-BALANCE SHEET ARRANGEMENTS
     As of September 30, 2005, we do not have any off-balance sheet arrangements.
RECENT ACCOUNTING PRONOUNCEMENT
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement 123R, “Share-Based Payment” (“Statement 123R”), which is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Statement 123R supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     In April 2005, the SEC amended the compliance dates for the application of Statement 123R. Statement 123R must be adopted for fiscal years that begin after September 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123R on January 1, 2006.
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
     As permitted in Statement 123, we currently account for share-based payments to employees using APB 25 which uses the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position or liquidity. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in the table set forth in Note 3 to the unaudited consolidated financial statements. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0.6 million and $0.8 million for the nine months ended September 30, 2004 and 2005, respectively.
PAYMENT, LEGISLATIVE AND REGULATORY CHANGES
     We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could materially adversely affect our net patient service revenue and profitability. For the three months ended September 30, 2005, Medicare and Medicaid services constituted 91.3% and 5.2% of our net patient service revenue, respectively, and 92.0% and 5.0% of our net patient service revenue for the nine months ended September 30, 2005, respectively.
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
ITEM 4. CONTROLS AND PROCEDURES
     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005, and based on such evaluation have concluded that the design and operation of such disclosure controls and procedures are effective in ensuring that material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We, our two former Chief Executive Officers and our current Chief Financial Officer are defendants in a lawsuit originally filed on April 21, 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Francis Layher, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased or otherwise acquired our publicly traded securities between May 5, 2003 and February 23, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Six similar lawsuits were also filed in May and September of 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Kenneth L. Friedman, Trudy J. Nomm, Eva S. Caldarola, Michael Schaufuss, Duane Liffrig and G.A. Allsmiller on behalf of the same plaintiff class, making substantially similar allegations and seeking substantially similar damages. All of these lawsuits were transferred to a single judge and consolidated into a single action. Lead plaintiffs and lead counsel were appointed and the consolidated complaint was filed on December 20, 2004, which, among other things, extended the class period to October 18, 2005. We filed a motion to dismiss the lawsuit. The District Court granted our motion to dismiss on September 30, 2005. The District Court also granted lead plaintiffs the right to amend their complaint. Lead plaintiffs filed an amended consolidated complaint on October 31, 2005. We anticipate filing a motion to dismiss the amended consolidated complaint in November 2005. While we cannot predict the outcome of these matters, we believe that the plaintiffs’ claims are without merit, we deny the allegations in the complaints, and we intend to vigorously defend the lawsuits. If any of these matters were successfully asserted against us, there could be a material adverse effect on us.
     On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against two former Chief Executive Officers and our current Chief Financial Officer, Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs and seven of the current members of our board of directors and two former members of our board of directors. The complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named current and former executive officers, current members of the board of directors and former members of the board of directors. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees, from the named current and former executive officers, current members of the board of directors and former members of the board of directors. No damages are sought from the Company. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of the Company, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and has been consolidated with the above lawsuit filed by Mr. Connolly. The consolidated lawsuit has been abated by the District Court until a final determination on the motion to dismiss that is currently pending in the class action securities litigation previously filed in the United States District Court for the Northern District of Texas, Dallas Division, unless sooner lifted pursuant to a court order. While we cannot predict the outcome of these matters, we believe that the plaintiffs’ claims are without merit.
     In September 2004, the DOJ informed us that it was conducting an Investigation of certain of our patient certification, patient referral and coordination of benefits practices. In July 2005, the DOJ informed us that two qui tam actions had been filed under federal court seal in 2003, both of which remain under federal seal. To date, the DOJ has not decided whether or not to intervene in either qui tam action. We continue to cooperate with the Investigation, but are not in a position to predict (1) whether the DOJ will, in fact, intervene in the qui tam actions, (2) whether the DOJ or any other governmental authority will seek the imposition of civil or criminal penalties, fines and/or exclusion of one or more of our hospice programs from participation in the Medicare, Medicaid and other federally-funded healthcare programs, or (3) the impact, if any, that such action, if any, may have on our business, operations, liquidity or capital resources.
     On December 30, 2004, in the United States District Court for the Northern District of Texas, Dallas Division, John O. Hanson brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against two former Chief Executive Officers, our current Chief Financial Officer and seven of the current members of our board of directors and a former member of the board of directors. The complaint alleges breach of fiduciary duty, abuse of control, aiding and abetting breach of fiduciary duty and gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named current and former executive officers, current members of the board of directors and former member of the board of directors. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees, from the named current and former executive officers, current members of the board of directors and former member of the board of directors. No damages are sought from the Company. The lawsuit has been voluntarily stayed by the parties until a final determination on the motion to dismiss that is currently pending in the class action securities litigation previously filed in the United States District Court for the Northern District of Texas, Dallas Division. While we cannot predict the outcome of this matter, we believe that the plaintiff’s claims are without merit.
     On September 8, 2005, in the United States District Court for the Northern District of Texas, Dallas Division, Lisa Moats brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against two former Chief Executive Officers, our current Chief Financial Officer, our current Chief Operating Officer, and seven current members of the board of directors and a former member of the board of directors. The complaint alleges breach of fiduciary duty of good faith on the part of each of the named current and former executive officers, current members of the board of directors and former member of the board of directors. The complaint seeks unspecified amounts of compensatory damages, as well as costs, including legal fees, from the named current and former executive officers, current members of the board of directors and former member of the board of directors. No damages are sought from the Company. The lawsuit has been voluntarily stayed by the parties until a final determination on the motion to dismiss that is currently pending in the class action securities litigation previously filed in the United States District Court for the Northern District of Texas, Dallas Division. While we cannot predict the outcome of this matter, we believe that plaintiff’s claims are without merit.
     From time to time, we may be involved in other litigation matters relating to claims that arise in the ordinary course of our business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to us, we do not believe that the resolution of these other litigation matters to which we are currently a party will have a material adverse effect on us. As of September 30, 2005, we have not accrued any amounts related to the litigation matters discussed above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On August 11, 2005, we announced the adoption of a new stock repurchase program to repurchase up to $20.0 million of our common stock. We intend to conduct the stock repurchase program in the open market over the next twelve months. The timing and the amount of any repurchase of shares during the twelve-month period will be determined by management based on evaluation of market conditions and other factors. As of September 30, 2005, we had repurchased 487,500 shares of our common stock at a cost of $8.6 million (average cost of $17.55 per share). As of September 30, 2005, we had approximately 34.2 million shares outstanding. We may repurchase up to an additional $11.4 million of common stock under the new stock repurchase program. Stock repurchases are being funded out of our working capital. The following table sets forth the repurchase data for each of the three months during the third quarter ended September 30, 2005:

			(c)
			Total Number of	(d)
	(a)		Shares Purchased	Approximate Dollar
	Total Number	(b)	as Part of	Value of Shares that
	of Shares	Average Price	Publicly	May Yet be Purchased
Period	Purchased	Paid per Share	Announced Plans	Under the Plan

July 1 — July 31	—	—	—	—

August 1 — August 31	487,500	$17.55	487,500	$11,444,935

September 1 — September 30	—	—	—	$11,444,935

Total	487,500	$17.55	487,500

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)

4.2	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.3	Rights Agreement (the “Rights Agreement”) dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

10.1	Employment Agreement, dated as of October 11, 2005, by and between Odyssey HealthCare, Inc. and Robert A. Lefton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on October 12, 2005)

10.2	Employment Agreement, dated as of August 1, 2005, by and between Odyssey HealthCare, Inc. and Brenda A. Belger**

10.3	Employment Agreement, dated as of August 1, 2005, by and between Odyssey HealthCare, Inc. and W. Bradley Bickham**

10.4	Second Amended and Restated Employment Agreement, dated as of August 1, 2005, by and between Odyssey HealthCare, Inc. and Douglas B. Cannon**

10.5	Employment Agreement, dated as of August 1, 2005, by and between Odyssey HealthCare, Inc. and Deborah A. Hoffpauir**

10.6	Employment Agreement, dated as of August 1, 2005, by and between Odyssey HealthCare, Inc. and Kathleen A. Ventre**

10.7	Odyssey HealthCare, Inc. Equity-Based Compensation Plan Management Stock Option Agreement by and between Odyssey HealthCare, Inc. and Robert A. Lefton, dated October 11, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on October 12, 2005)

31.1	Certification required by Rule 13a-14(a), dated November 8, 2005, by Robert A. Lefton, Chief Executive Officer**

31.2	Certification required by Rule 13a-14(a), dated November 8, 2005, by Douglas B. Cannon, Chief Financial Officer**

32.1	Certification required by Rule 13a-14(b), dated November 8, 2005, by Robert A. Lefton, Chief Executive Officer, and Douglas B. Cannon, Chief Financial Officer***

**	Filed herewith.

***	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY HEALTHCARE, INC.

Date: November 8, 2005	By:	/s/ Robert A. Lefton

Robert A. Lefton
President and Chief Executive Officer

Date: November 8, 2005	By:	/s/ Douglas B. Cannon

Douglas B. Cannon
Senior Vice President, Chief
Financial Officer, Treasurer and
Assistant Secretary (Principal Financial and
Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)

4.2	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.3	Rights Agreement (the “Rights Agreement”) dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

10.1	Employment Agreement, dated as of October 11, 2005, by and between Odyssey HealthCare, Inc. and Robert A. Lefton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on October 12, 2005)

10.2	Employment Agreement, dated as of August 1, 2005, by and between Odyssey HealthCare, Inc. and Brenda A. Belger**

10.3	Employment Agreement, dated as of August 1, 2005, by and between Odyssey HealthCare, Inc. and W. Bradley Bickham**

10.4	Second Amended and Restated Employment Agreement, dated as of August 1, 2005, by and between Odyssey HealthCare, Inc. and Douglas B. Cannon**

10.5	Employment Agreement, dated as of August 1, 2005, by and between Odyssey HealthCare, Inc. and Deborah A. Hoffpauir**

10.6	Employment Agreement, dated as of August 1, 2005, by and between Odyssey HealthCare, Inc. and Kathleen A. Ventre**

10.7	Odyssey HealthCare, Inc. Equity-Based Compensation Plan Management Stock Option Agreement by and between Odyssey HealthCare, Inc. and Robert A. Lefton, dated October 11, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on October 12, 2005)

31.1	Certification required by Rule 13a-14(a), dated November 8, 2005, by Robert A. Lefton, Chief Executive Officer**

31.2	Certification required by Rule 13a-14(a), dated November 8, 2005, by Douglas B. Cannon, Chief Financial Officer**

32.1	Certification required by Rule 13a-14(b), dated November 8, 2005, by Robert A. Lefton, Chief Executive Officer, and Douglas B. Cannon, Chief Financial Officer***

**	Filed herewith.

***	Furnished herewith.