Form 10-K
period 2005-12-31
ODYSSEY HEALTHCARE INC
filed 2006-03-10
CIK 1129623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Registrant’s telephone number, including area code:
(214) 922-9711

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

At June 30, 2005, there were 34,559,954 shares of the registrant’s Common Stock outstanding. As of the same date, 33,277,268 shares of the registrant’s Common Stock were held by non-affiliates of the registrant, having an aggregate market value of $479.9 million (based on the last sale price of a share of Common Stock on June 30, 2005 ($14.42), as reported on the Nasdaq National Market).

At March 6, 2006, there were 34,479,882 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with the registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

FORM 10-K

ODYSSEY HEALTHCARE, INC.
For the Year Ended December 31, 2005

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). All statements other than statements of historical facts contained in this report, including statements regarding our future financial position and results of operations, business strategy and plans and objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, which may cause our actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to the following:

•	general market conditions;

•	adverse changes in reimbursement levels under Medicare and Medicaid programs;

•	increases in inflation including inflationary increases in patient care costs;

•	adverse changes in the Medicare cap amount and increases in our Medicare cap contractual adjustments;

•	decline in patient census growth;

•	challenges inherent in and potential changes in our growth and expansion strategy;

•	our ability to effectively implement our 2006 operations initiatives;

•	our ability to implement a new integrated billing, clinical management and electronic medical records system;

•	our ability to attract and retain healthcare professionals and other key employees;

•	our dependence on patient referral sources and potential adverse changes in patient referral practices of those referral sources;

•	changes in state or federal income, franchise or similar tax laws and regulations;

•	adverse changes in the state and federal licensure and certification laws and regulations;

•	adverse results of regulatory surveys;

•	delays in or loss of licensure and/or certification;

•	government and private party legal proceedings and investigations, including the Department of Justice investigation;

•	adverse changes in the competitive environment in which we operate;

•	adverse impact of natural disasters; and

•	changes in our estimate of additional compensation costs under FASB Statement No. 123(R).

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

Overview and Business Strategy

Overview

We are one of the largest providers of hospice care in the United States in terms of both patient census and number of Medicare-certified hospice programs. We started in 1996 with a single hospice program; at year-end 2005 we provided care from 79 Medicare-certified hospice programs in 30 states. Our average daily patient census for December 2005 was 8,287, which is an increase of 8.4% over our average daily patient census of 7,643 for December 2004. See Note 17 — “Segment Reporting” to our consolidated financial statements for financial information related to our business segments.

Hospice services are designed to provide a wide range of care and services to terminally ill patients and their families. The first hospice in the United States opened in 1974. In 1982, Congress enacted legislation to create the Medicare hospice benefit, and hospice care became a covered Medicare benefit in 1983. We are highly dependent on the Medicare program. Services provided under the Medicare program represented approximately 92.5% and 92.1% of our net patient service revenue for 2004 and 2005, respectively.

Under the Medicare hospice benefit, a patient is appropriate for hospice care if two physicians determine that in their clinical judgment the patient’s life expectancy is six months or less if the terminal illness runs its normal course and the patient agrees to forego curative treatment for the patient’s terminal diagnosis. Medicare’s hospice benefit covers a broad range of palliative (or comfort) services, including counseling and psychosocial services for terminally ill patients and their families. Medicare beneficiaries who are hospice appropriate and elect to receive hospice care have virtually all caregiving, medical equipment, supplies and drugs related to the terminal illness covered by Medicare.

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

We assign each of our hospice patients to an interdisciplinary team, which assesses the clinical, psychosocial and spiritual needs of the patient and his or her family, develops a plan of care and delivers, monitors and coordinates that plan of care with the goal of providing appropriate care for the patient and his or her family. This interdisciplinary team approach offers significant benefits to hospice patients, their families and payors, including:

•	the provision of coordinated care and treatment;

•	clear accountability for clinical outcomes and cost of services; and

•	the potential reduction of stress and dysfunction of patients and their families.

In contrast, the treatment of terminally ill patients outside the hospice setting often results in the patient receiving medical services from physicians, hospitals, home health agencies, skilled nursing facilities, and/or home infusion therapy companies, with little or no effective coordination among the providers. This lack of coordination often results in a lack of clear accountability for clinical outcomes and the cost of services provided. The provision of services in this uncoordinated fashion may cause additional stress and dysfunction to patients and their families and result in higher costs. In addition, these patients and their families may not receive the psychosocial and bereavement counseling services provided as part of the Medicare hospice benefit. For a complete description of our hospice services, see “— Our Hospice Services.”

Business Strategy

Our stated mission is “To Serve All People During the End of Life’s Journey.” For us, that means providing quality, responsive care to all patients in our service areas who are appropriate for hospice, regardless of diagnosis or the treatment regimens necessary. It also means continuing to increase the number of patients and families we serve in our existing service areas and expanding into other geographical areas. The key components of our strategy for 2006 include:

Provide quality, responsive care:  Our first priority is our patients and their families. Each patient is assigned an interdisciplinary team of caregivers that includes a physician, nurse, home health aide, social worker, chaplain, volunteer and other disciplines as needed. Each of our 79 Medicare-certified hospice programs has a clinician responsible for compliance with the various regulations that govern us and for regular training of our caregivers. To monitor our quality, we survey the families of our patients, and in 2004 we implemented an improved survey process to help us better manage the quality of our services. We intend to continue to refine our clinical offerings to better meet the needs of our patients by focusing on our patient/family satisfaction surveys and using this feedback to improve our clinical programs.

Manage our length-of-stay:  We are taking a broader view of managing the Medicare cap by actively managing our average length-of-stay on a market-by-market basis. A key component of this strategy is to analyze each hospice program’s mix of patients and referral sources to achieve an optimal balance of the types of patients and referral sources that we serve at each of our programs. We believe this strategy will increase our net patient service revenue without impacting our quality of care.

Grow organically and through acquisitions:  We intend to pursue a more focused and strategic approach in our development plans, including both organic growth and acquisitions. Our average daily patient census for 2005 was 8,034, an increase of 5.7% over our average daily patient census of 7,604 in 2004. Listed below are the sizes of our Medicare-certified hospice programs for the quarters ended December 31, 2004 and December 31, 2005, respectively.

	Number of
	Medicare-Certified
	Hospice Programs
	at This Daily
	Patient Census
Daily Patient Census	2004	2005

0-50	19	18
51-100	17	25
101-200	31	31
200+	7	5

In general, our program level margin increases as a program’s average daily patient census increases. Our objective is to continue to expand the number of programs we operate and increase the number of patients that each of our hospice programs serves, thus improving our site-level margins and leveraging our corporate overhead. Our overall margins were negatively impacted by the investments we made in the six Medicare-certified hospice programs that we opened or acquired in the past twelve months and by an increase in providing continuous care as a percentage of our total days of care.

Organic Growth:  6.2% of our average daily patient census growth was organic, that is, growth of our existing programs, growth in acquired programs since the date of acquisition and starting up hospice programs in new geographic areas. Each of our hospice programs has a team of community education representatives

(“CERs”) who work with referral sources in the healthcare community — primarily physicians, nursing homes, assisted living facilities and hospitals — to educate them about hospice care in general and our services in particular. At December 31, 2005, we had 254 CERs, who were supported by a centralized training and education department in our Support Center, the name for our corporate offices in Dallas, Texas. Same store growth, that is, average daily census growth of programs that have been Medicare certified for 12 months or more, was 7.0% and 4.5% in 2004 and 2005, respectively. Since 1996, we have entered 28 communities through our start-up initiatives, including four in 2005.

Growth through selectively acquiring other hospices:  Our development team identifies, evaluates and acquires hospices that complement our existing geographic footprint. In 2003, approximately 2,450 hospices were in the United States, 56% of which were not-for-profit and 36% for profit. Since 1996, we have acquired 59 hospice programs, of which 18 of these acquired hospice programs were combined with our existing hospice programs. In 2005, we acquired two hospice programs with an aggregate patient census of approximately 100 at the time of the acquisition.

Continue implementation of our new information system:  As we have previously disclosed, we are in the process of implementing a new integrated billing, clinical management and electronic medical records information system. We believe that this new information system will allow us to more efficiently manage our operations. This new information system should also allow our caregivers to spend more time providing direct patient care to our patients and families and less time on paperwork. The system is currently being piloted at two of our hospice programs, with full implementation beginning in the second quarter of 2006. The implementation of the new information system should be completed in 2008.

Continue our penetration of the continuous care market:  Continuous care accounted for 0.8% of our total days of care in 2005, which is an increase of 300% over the 0.2% of our total days of care in 2004. We intend to continue the growth of our continuous care programs on a market-by-market basis to broaden the range of services that we provide to enhance patient care and to further differentiate us in the marketplace.

Expand our inpatient unit development:  We currently operate seven inpatient hospice units with a total of 90 beds. We intend to develop additional inpatient units in selected markets. We believe that these additional inpatient units will provide enhanced care to patients and better meet the needs of our patients and referral sources, creating greater differentiation for us in the marketplace.

Address the impact of Hurricanes Katrina and Rita:  Our patient census growth in 2005 was adversely affected by the impact of Hurricanes Katrina and Rita on our hospice programs located in the Gulf Coast region. Our patient census at sites affected by the two hurricanes was approximately 165 patients less at the end of the year than it was prior to the hurricanes. We are continuing to evaluate these markets and address cost issues in these hurricane-affected programs.

Manage our costs more effectively:  In 2005, our costs increased at a faster rate than our growth in net patient service revenue. The increase in our continuous care program contributed significantly to this increase in costs. We are in the process of adjusting our staffing to better meet our continuous care program needs on a market-by-market basis. We will also continue to balance our strong clinical and business development programs with a disciplined approach to operating infrastructure and expense control.

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

Hospice Services and Payment

The Medicare hospice benefit covers the following services for palliative care, and we provide each of these services directly or by contracted arrangement:

•	Nursing care

•	Medical social services

•	Physician services

•	Patient counseling (dietary, spiritual and other)

•	General inpatient care

•	Medical supplies and equipment

•	Drugs for pain control and symptom management

•	Home health aide services

•	Homemaker services

•	Therapy (physical, occupational and speech)

•	Respite inpatient care

•	Family bereavement counseling

Medicare is our largest payor for hospice services. For patients not eligible for Medicare, many private insurance companies and most states with a Medicaid hospice benefit offer substantially similar services for patients and families and substantially similar payment schedules to hospice providers.

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

While the Medicare hospice benefit is designed for patients with six months or less to live, a patient’s hospice services can continue for more than six months as long as the patient remains eligible. Initially, both the hospice medical director and the patient’s attending physician must certify that in their clinical judgment the patient’s life expectancy is six months or less if the terminal illness runs its normal course. The initial certification period is for 90 days. This initial period is followed by an additional 90 day period and an unlimited number of 60 day periods. At each recertification period, a physician, either our medical director or the patient’s attending physician, must re-certify that the patient’s life expectancy is six months or less on a look-forward basis, that is, not counting the days that have elapsed since the initial certification or most recent recertification.

Medicare primarily makes per diem payments to hospices for each day a beneficiary is enrolled for hospice care. The per diem payment structure is based on four levels of care (see below); the majority of care provided by us is routine home care. Medicare per diem payments for each level of care are subject to a wage index which varies based on geographic location.

Our Current
Reimbursement Range
Level of Care	Description of Care	(Inclusive of Wage Index)

Routine Home Care	Hospice services provided in the patient’s home or other residence. Accounted for 98.1% and 97.4% of our total days of care in 2004 and 2005, respectively.	$112.76-$175.39
Continuous Home Care	Continuous care provided in the patient’s home or other residence during a period of crisis to manage acute pain or other medical symptoms for a minimum of eight hours per day, with nursing care accounting for at least half of the care provided. Paid on an hourly basis. Accounted for 0.2% and 0.8% of our total days of care in 2004 and 2005, respectively.	$658.11-$1,023.70 (per diem equivalent)
General Inpatient Care	Care provided in a hospital or other inpatient facility to manage acute pain and other medical symptoms that cannot be managed effectively in a home setting. Accounted for 1.5% and 1.6% of our total days of care in 2004 and 2005, respectively.	$505.78-$765.36
Respite Inpatient Care	Care provided for up to five days in a hospital or other inpatient facility to relieve the patient’s family or other caregivers. Accounted for 0.2% of our total days of care for both 2004 and 2005.	$119.66-$170.71

Medicare base payment rates for hospice care are updated annually based on the hospital market basket index, and are further adjusted by a wage index to reflect healthcare labor costs across the country. The table below lists Medicare hospice base payment rate increases for the past five years. These rate increases do not include the effect of wage indexing.

Effective Date of	Percentage
Rate Increase	Increase

October 1, 2001	3.2%
October 1, 2002	3.4%
October 1, 2003	3.4%
October 1, 2004	3.3%
October 1, 2005	3.7%

Hospice Utilization and Market Opportunity

We believe that the following trends in hospice utilization and the aging population are positive indicators for the hospice industry:

Acceleration in Hospice Use:  The number of Medicare beneficiaries electing hospice care has increased from 340,000 in 1994 to an estimated 950,000 in 2003, according to the National Hospice and Palliative Care Organization. According to the Centers for Medicare and Medicaid Service (“CMS”), Medicare spending for hospice care has grown from less than $2 billion in 1995 to $6.7 billion in 2004. Hospice use has also increased considerably among Medicare patients in nursing facilities and those with non-cancer diagnoses. From 1992 to 2000, use of hospice by beneficiaries in nursing facilities grew from 11% to 36% and the percentage of new hospice patients with non-cancer diagnoses rose from 24% to 49%. According to the Medicare Payment Advisory Commission (“MedPAC”) 2002 report to Congress, 60% of Medicare beneficiaries who die of cancer use hospice care and growth has been substantial among patients with non-cancer diagnoses and among patients in nursing homes. Approximately 40.6% and 40.3% of our patients resided in nursing homes and other long-term care facilities in 2004 and 2005, respectively, and approximately 33% and 31% of our 2004 and 2005 admissions, respectively, were diagnosed with cancer.

Length of Stay:  Between 2001 and 2002 the average length of stay for a Medicare beneficiary in hospice care increased from 50 days to 55 days. From 1998 to 2002, more than 25 percent of Medicare patients dying in hospice stayed less than a week; however, according to the June 2004 MedPAC report to Congress, stays are getting longer. The June 2004 MedPAC report states that these figures suggest that a consistent subset of the hospice population has short lengths of stay, while longer lengths of stay for the remaining beneficiaries drove up the average. Our average length of stay in 2004 and 2005 were 80 and 84 days, respectively.

Aging Population in the United States:  According to the 2000 census conducted by the United States Census Bureau, an estimated 35.0 million persons, or approximately 12.4% of the total United States population, were age 65 or over. The United States Census Bureau projects that the population of persons age 65 and over will rise to an estimated 53.7 million, or approximately 16.5% of the total United States population, by the year 2020. Approximately 89% of our patients are age 65 and over according to our patient census as of December 31, 2005.

Our Hospice Services

Our 79 Medicare-certified hospice programs are comprised of teams of caregivers, clinicians responsible for assuring Medicare compliance, admissions coordinators, CERs and a small administrative staff. Administrative functions such as human resources, salary administration and payroll, employee benefits, training, reimbursement, finance, accounting, legal and information systems are handled for all our hospice programs at our centralized Support Center.

Caregivers:  We provide a full range of hospice services (see “— Hospice Services and Payment” for list of services and levels of care). At the time of admission to our hospice program, each patient is assigned to an interdisciplinary team of caregivers including a physician, nurse, home health aide, social worker and chaplain. In addition, we have trained volunteers, managed by a volunteer coordinator, who provide non-medical support services such as running errands or providing companionship to the patient. Our care is designed to provide pain and symptom relief for the patient, but it extends beyond the patient’s physical needs: nurses counsel families and loved ones on caring for patients and expectations as the terminal illness progresses; social workers and spiritual care coordinators assist the patient and the family as appropriate; therapists, dieticians and other disciplines are assigned as needed and bereavement coordinators provide various support services to families and loved ones for at least 13 months after the patient’s death. Our medical directors are physicians who are under contract with us to provide certain clinical and administrative services, including oversight of patient care and weekly participation in interdisciplinary team meetings to review our patients.

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

Community Education Representatives:  Each of our hospice programs has approximately two to six CERs who educate the healthcare community about hospice in general and our company specifically. Our CERs work primarily with our referral sources, which include physicians, hospital discharge planners, long-term care facilities, assisted living facilities and managed care and insurance companies. Our CERs utilize educational materials, most of which are available in seven different languages, prepared by our centralized training and education staff.

Increasing Our Patient Census:  The average daily patient census, which is one of the most important indicators of our financial results, is a function of our admissions and changes in our patients’ average length of stay. These factors are not only influenced by the quality of care we provide and the work of our CERs with referral sources, but also by the aging population in this country and the increasing acceptance and understanding of hospice. In 2005, our average daily patient census was 8,034, an increase of 5.7% over 2004; admissions in 2005 were 33,221, an increase of 6.4% over 2004; and our average length of stay in 2005 was 84 days, a 5.0% increase over 2004.

Where We Provide Our Care:  In 2004 and 2005, 59.4% and 59.7%, respectively, of our patients resided in their own homes; 40.6% and 40.3%, respectively, resided in nursing homes and other long-term care facilities, including assisted living facilities, which Medicare considers the patient’s residence. We have contractual arrangements with these long-term care facilities to provide hospice care to our patients who reside in those facilities.

Each of our hospice programs also has contracts with inpatient facilities, including hospitals or skilled nursing facilities, to provide general inpatient care and respite inpatient care. In addition, we operate seven inpatient hospice facilities, which in total have 90 beds. In 2006 we plan to expand the number of inpatient facilities we operate where we believe the healthcare community is receptive to their use.

Medicare-Covered Care:  The Medicare hospice benefit, which is similar to the benefits provided under Medicaid and most commercial insurance, is designed to provide palliative care, that is, pain and symptom relief, rather than curative care. In addition to hospice services provided by our caregivers, we provide medical supplies (such as bandages and catheters), durable medical equipment (such as hospital beds and wheelchairs), and drugs for pain and symptom relief related to the terminal diagnosis. We have a nationwide contract with a supplier of medical supplies and local or regional contracts for durable medical equipment and drugs. In the second quarter of 2004, we implemented a nationwide drug formulary that is symptom and, in some cases, disease specific. Other drugs are also available when those specified in the formulary are inadequate for pain and symptom relief related to the terminal diagnosis. As a result of the nationwide formulary and an electronic adjudication system that we began implementing in our hospice programs in 2004, we reduced our pharmacy costs per patient day from $9.86 in the first quarter of 2004 to $7.51 in the fourth quarter of 2005. Our pharmacy costs per patient day for 2004 and 2005 were $8.42 and $7.40, respectively.

Diagnoses:  The following table lists the terminal diagnosis by disease for our admissions in 2003 through 2005.

	Percentage of
	Patients Admitted
	by Primary Diagnosis
Primary Diagnosis	2003	2004	2005

Cancer	35%	33%	31%
End-stage heart disease	20	21	20
Dementia	19	17	19
Debility	10	12	13
Lung disease	8	8	8
End-stage kidney disease	3	3	3
End-stage liver disease	2	2	2
Other	3	4	4

Totals	100%	100%	100%

Hospice Programs, Inpatient Facilities and Support Center

Hospice Programs and Inpatient Facilities:  Below is a listing of our hospice programs that were Medicare-certified as of December 31, 2005.

Alabama	Florida	Missouri
Birmingham	Daytona Beach (Palm Coast)	Kansas City
Huntsville	Georgia	St. Louis
Mobile	Athens	Nebraska
Montgomery	Atlanta (one inpatient facility)(1)	Omaha
Arizona	Savannah	Nevada
Phoenix (two inpatient	Valdosta	Las Vegas (one inpatient
facilities)(1)	Illinois	facility)(1)
Tucson (one inpatient facility)(1)	Chicago (Arlington Heights)	New Jersey
Arkansas	Chicago — South (Chicago)	New Jersey (Piscataway)
Little Rock	Indiana	New Mexico
California	Indianapolis	Albuquerque
Bakersfield	Kansas	Santa Fe
Los Angeles (West Covina)	Wichita	Ohio
Orange County (Garden Grove)	Louisiana	Cincinnati (Blue Ash)
Palm Springs (Rancho Mirage)	Baton Rouge	Cleveland (Mayfield Heights)
San Bernardino	Lake Charles	Columbus (Reynoldsburg)
San Diego	New Orleans (Metairie)	Toledo (Maumee)
San Jose (Campbell)	Shreveport	Oklahoma
Santa Ana (Garden Grove)	Michigan	Oklahoma City
Colorado	Detroit (Southfield)	Tulsa
Colorado Springs	Mississippi	Oregon
Denver	Gulf Coast (Gulfport)	Portland (Beaverton)
Delaware	Jackson	Utah
Wilmington	Texas	Salt Lake City
Pennsylvania	Amarillo (one inpatient facility)(1)	St. George
Allentown	Austin	Virginia
Harrisburg (Camp Hill)	Baytown	Arlington (Vienna)
Philadelphia (Blue Bell)	Beaumont	Norfolk
Pittsburgh	Big Spring	Richmond
Rhode Island	Brownsville	Wisconsin
Providence (Warwick)	Conroe (one inpatient facility)(1)	Milwaukee (West Allis)
South Carolina	Corpus Christi
Charleston (North Charleston)	Dallas
Columbia	El Paso
Tennessee	Fort Worth
Memphis	Houston
Nashville	Odessa
San Antonio
Temple
Waxahachie

(1)	We have a total of 7 inpatient facilities as of December 31, 2005 with a total of 90 beds.

Support Center:  Our corporate office in Dallas, Texas, which we call the Support Center, provides centralized services and resources for each of our hospice programs including financial accounting systems such as billing, accounts payable and payroll; information and telecommunications systems; clinical support services; human resources; regulatory compliance and quality assurance; training; and legal support.

We utilize a variety of software programs to manage our operations. Various electronic management reports assist in labor utilization and productivity and show operating trends of our various hospice programs. To manage drug costs, in 2004 we implemented a new electronic data collection and claims adjudication system to assist us in tracking drug utilization in our hospice programs. We utilize our intranet system to assist in standardizing our operational procedures and for certain training. We utilize a tracking system to manage contact and relationship data associated with our CER’s and their referral networks. As we have previously disclosed, we are in the process of implementing a new integrated billing, clinical management and electronic medical records information system. We anticipate that full implementation of the new system will be completed in 2008. We regularly evaluate relevant technology that could enhance our business processes and efficiency.

Government Regulation and Payment Structure

The healthcare industry and our hospice programs are subject to extensive federal and state regulation. Our hospice programs are licensed as required under the laws of the states where we provide service as either hospices or home health agencies, or both. In addition, our hospice programs must meet the Medicare conditions of participation to be eligible to receive payments under the Medicare and Medicaid programs.

What are Medicare and Medicaid?   Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to Social Security benefits who are 65 years of age or older or who are disabled. Medicaid is a health insurance program jointly funded by state and federal governments to provide medical assistance to qualifying low-income persons. Twenty-eight of the 30 states in which we currently operate offer Medicaid hospice services. We have not been adversely affected by the absence of a Medicaid benefit in the two states in which we currently provide service that do not have a Medicaid hospice benefit. We cannot assure you that the various states will not change or eliminate their Medicaid hospice benefits nor can we assure you that Congress will not change the Medicare hospice benefit.

Medicare Conditions of Participation.  The Medicare program requires each of our hospice programs to satisfy prescribed conditions of participation to be eligible to receive payments from Medicare. These conditions of participation describe requirements associated with the management and operations of our hospice programs. Compliance with the conditions of participation is monitored by state survey agencies designated by the Medicare program. In some cases, failure to comply with the conditions may result in payment denials, the imposition of fines or penalties or the implementation of a corrective action plan. In extreme cases or cases where there is a history of repeat violations, a state survey agency may recommend a suspension of new admissions to the hospice program or termination of the hospice program in its entirety.

The Medicare conditions of participation for hospice programs include the following:

•	Governing Body. Each hospice must have a governing body that assumes full responsibility for the policies and the overall operation of the hospice and for ensuring that all services are provided in a manner consistent with accepted standards of practice. The governing body must designate one individual who is responsible for the day-to-day administrative operations of the hospice.

•	Direct Provision of Core Services. Medicare limits those services for which the hospice may use individual independent contractors or contract agencies to provide care to patients. Specifically, substantially all nursing, social work and counseling services must be provided directly by hospice employees meeting specific educational and professional standards. During periods of peak patient loads or under extraordinary circumstances, the hospice may be permitted to use contract workers, but the hospice must agree in writing to maintain professional, financial and administrative responsibility for the services provided by those individuals or entities.

•	Medical Director. Each hospice must have a medical director who is a physician and who assumes responsibility for overseeing the medical component of the hospice’s patient care program. These physicians may be employed by or under contract with the hospice.

•	Professional Management of Non-Core Services. A hospice may arrange to have non-core services such as therapy services, home health aide services, medical supplies or drugs provided by a non-employee or outside entity. If the hospice elects to use an independent contractor to provide non-core services, however, the hospice must retain professional management responsibility for the arranged services and ensure that the services are furnished in a safe and effective manner by qualified personnel, and in accordance with the patient’s plan of care.

•	Plan of Care. The patient’s attending physician, the medical director or designated hospice physician, and the interdisciplinary team must establish an individualized written plan of care prior to providing care to any hospice patient. The plan must assess the patient’s needs and identify services to be provided to meet those needs and must be reviewed and updated at specified intervals.

•	Continuation of Care. A hospice may not discontinue or reduce care provided to a Medicare beneficiary if the individual becomes unable to pay for that care.

•	Informed Consent. The hospice must obtain the informed consent of the hospice patient, or the patient’s representative, that specifies the type of care services that may be provided as hospice care.

•	Training. A hospice must provide ongoing training for its employees.

•	Quality Assurance. A hospice must conduct ongoing and comprehensive self-assessments of the quality and appropriateness of care it provides and that its contractors provide under arrangements to hospice patients.

•	Interdisciplinary Team. A hospice must designate an interdisciplinary team to provide or supervise hospice care services. The interdisciplinary team develops and updates plans of care, and establishes policies governing the day-to-day provision of hospice services. The team must include at least a physician, registered nurse, social worker and spiritual or other counselor. A registered nurse must be designated to coordinate the plan of care.

•	Volunteers. Hospice programs are required to recruit and train volunteers to provide patient care services or administrative services. Volunteer services must be provided in an amount equal to at least five percent of the total patient care hours provided by all paid hospice employees and contract staff.

•	Licensure. Each hospice and all hospice personnel must be licensed, certified or registered in accordance with applicable federal, state and local laws and regulations.

•	Central Clinical Records. Hospice programs must maintain clinical records for each hospice patient that are organized in such a way that they may be easily retrieved. The clinical records must be complete and accurate and protected against loss, destruction and unauthorized use.

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

Surveys.  Like many healthcare organizations, our hospice programs undergo surveys by federal and state governmental authorities to assure compliance with both state licensing laws and regulations and the Medicare conditions of participation. As is common in the healthcare community, from time to time, we receive survey reports containing statements of deficiencies for alleged failure to comply with the various regulatory requirements. We review these reports, prepare responses and take appropriate corrective action, if required. The reviewing agency is generally authorized to take various adverse actions against a hospice program found to be in non-compliance, including the imposition of fines or suspension or revocation of a hospice program’s license. If this adverse action were taken against any of our hospice programs, this action could materially adversely affect that hospice program’s ability to continue to operate and to participate in the Medicare and Medicaid programs. This could materially adversely affect our net patient service revenue and profitability. None of our hospice programs has been suspended at any time from participation in the Medicare or Medicaid programs or had its state licensure suspended or revoked. In 2005, we had 39 surveys, including five surveys for initial certification. We believe that each of our hospice programs is in material compliance with applicable licensing and certification requirements.

Certificate of Need Laws and Other Restrictions.  Some states have certificate of need (“CON”) laws that require state approval prior to opening new healthcare facilities or expanding services at existing healthcare facilities. Approval under CON laws is generally conditioned on the showing of a demonstrable need for services in the community, and approximately 14 states have CON laws that apply to hospice services. However, some states with CON requirements permit the transfer of a CON from an existing provider to a new provider. We entered Nashville, Tennessee, in 1998, Memphis, Tennessee, in 2003, and Little Rock, Arkansas, in 2001, by acquiring existing hospices that had met the CON requirement in those states. In the future, we may seek to develop or acquire hospice programs in other states that may have CON laws. While several states have abolished CON laws and other states do not apply them to hospice services, these laws could adversely affect our ability to expand services at our existing hospice programs or to make acquisitions or develop hospices in new or existing geographic markets.

Florida and New York have additional laws that restrict the development and expansion of hospice programs. Florida does not permit the operation of a hospice program by a for-profit corporation, unless the for-profit hospice was incorporated on or before July 1, 1978. Under Florida law an exempt hospice may transfer its operations and license to another for-profit entity. Under New York law, a hospice cannot be owned by a corporation that has another corporation as a stockholder.

While these additional state restrictions affect our ability to expand into these states and other jurisdictions with similar restrictions, we have taken steps to enter Florida. We have established a not-for-profit subsidiary, Hospice of the Palm Coast, Inc. (“HPC”), to comply with the Florida organizational restriction. In 2004, the Florida Agency for Health Care Administration (“AHCA”) approved HPC’s CON application to provide hospice services in Flagler and Volusia counties (Daytona Beach). In 2005, AHCA approved HPC’s application to provide hospice services in Dade and Monroe counties (Miami). HPC is currently licensed by the state and received Medicare certification of the Daytona Beach hospice program during the first quarter of 2005. We anticipate receiving the state license and Medicare certification of HPC’s Miami hospice program in 2006. Under generally accepted accounting principles, the financial results of HPC are included in our consolidated financial statements. HPC’s profits after management fees and certain intercompany loan repayments, however, are subject to certain legal restrictions on the ability of Florida not-for-profit corporations to pay dividends and other distributions to its members or shareholders. These state law restrictions on distributions by HPC may limit our ability to use HPC’s assets to fund our business and operations outside the state of Florida.

Limits on the Acquisition or Conversion of Non-Profit Health Care Organizations.  An increasing number of states require government review, public hearings and/or government approval of transactions in which a for-profit entity proposes to purchase or otherwise assume the operations of a non-profit healthcare facility. Heightened scrutiny of these transactions may significantly increase the costs associated with future acquisitions of non-profit hospice programs in some states and otherwise increase the difficulty in completing those acquisitions or prevent them entirely. We cannot assure you that we will not encounter regulatory or governmental obstacles in connection with our acquisition of non-profit hospice programs in the future.

Professional Licensure and Participation Agreements.  Many of our employees are subject to federal and state laws and regulations governing the ethics and practice of their chosen profession, including physicians, physical, speech and occupational therapists, social workers, home health aides, pharmacists and nurses. In addition, those professionals who are eligible to participate in the Medicare, Medicaid or other federal healthcare programs as individuals must not have been excluded from participation in those programs at any time.

Overview of Government Payments

Substantially all of our net patient service revenue is attributable to payments received from the Medicare and Medicaid programs. 96.6% and 97.0% of our net patient service revenue for the years ended December 31, 2004 and 2005, respectively, were attributable to Medicare and Medicaid payments.

As with most government programs, Medicare and Medicaid are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, and freezes and funding reductions, all of which may adversely affect payments to us. For example, the 2007 Budget Proposal submitted by the President to Congress includes a reduction of 0.4% in the annual inflation adjustment that we currently receive each year under current law. Reductions or changes in Medicare or Medicaid funding could significantly affect our results of operations. We cannot predict at this time whether the reduction included in the President’s 2007 Budget Proposal will be enacted or whether any additional healthcare reform initiatives will be implemented or whether other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system will occur.

Medicare.  Medicare pays us based on a prospective payment system under which we receive one of four predetermined daily or hourly rates based on the level of care (See “— Hospice Services and Payment”). The four levels of care are routine home care, continuous home care, general inpatient care and respite inpatient care. These rates are currently subject to annual adjustments for inflation and are also adjusted annually based on geographic location.

Direct patient care physician services delivered by physicians contracted with us are billed separately by us to the Medicare fiscal intermediary and paid at the lesser of the actual charge or 100% of the Medicare allowable charge for these services. This payment is in addition to the daily rates we receive for hospice care. Payments for a patient’s attending physician’s professional services, other than services furnished by physicians contracted with us, are not paid to us, but rather are billed by and paid directly to the attending physician by the Medicare carrier based on the Medicare physician fee schedule. Physician services represented 0.6% of our net patient service revenue for both 2004 and 2005.

The Medicare Cap.  Various provisions were included in the legislation creating the Medicare hospice benefit to manage the cost to the Medicare program for hospice, including the patient’s waiver of curative care requirement, the six-month terminal prognosis requirement and the Medicare payment caps. The Medicare hospice benefit includes two fixed annual caps on payment, both of which are assessed on a program-by-program basis. One cap is an absolute dollar amount; the other limits the number of days of inpatient care. The caps are calculated from November 1 through October 31 of each year.

Dollar Amount Cap.  The Medicare revenue paid to a hospice program from November 1 to October 31 of the following year may not exceed the annual cap amount which is calculated by using the following formula: Number of admissions to the program by patients who are electing to receive their Medicare hospice benefit for the first time multiplied by the Medicare cap amount, which for the November 1, 2004 through October 31, 2005 Medicare cap year was $19,778. The Medicare cap amount is reduced proportionately for patients who transferred in or out of our hospice services. The Medicare cap amount is annually adjusted for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. The Medicare cap amount for the November 1, 2005 through October 31, 2006 cap year has not yet been announced by the Medicare program. We currently estimate the Medicare cap amount to be approximately $20,371 for the Medicare cap year ending October 31, 2006. The following table shows the Medicare cap amount for the past three years and the estimated amount for the current year.

Medicare Cap	Medicare
Year Ending	Cap Amount

2003	$18,661
2004	$19,636
2005	$19,778
2006 (est.)	$20,371

We accrued a Medicare cap contractual adjustment totaling $12.0 million for the year ended December 31, 2005, which included a change in estimate for the 2003 and 2004 Medicare cap years. On August 26, 2005, CMS issued change request transmittal 663, publishing the final Medicare per beneficiary cap amount of $19,778 for the 2005 Medicare cap year ended October 31, 2005 and indicated that the cap amount for the 2004 Medicare cap year ended October 31, 2004 was incorrectly computed. As a result, our Medicare cap contractual adjustment of $12.0 million for 2005 includes an additional $1.1 million for the 2003 and

2004 Medicare cap years for the estimated impact of the revised cap amounts. As of March 6, 2006, CMS has not published a corrected amount for the 2003 and 2004 Medicare cap years or provided any additional instructions. We will continue to review the adequacy of our accrued Medicare cap contractual adjustment on a quarterly basis. We cannot assure you, however, that additional hospice programs will not exceed the cap amount in the future or that our Medicare cap contractual adjustments for existing programs subject to the Medicare cap will not increase.

The accuracy of our estimates of the Medicare cap contractual adjustment is affected by many factors, including:

•	the actual number of Medicare beneficiary patient admissions and discharges and the dates of occurrence of each;

•	the average length of stay within each Medicare – certified hospice program;

•	fluctuations in weekly admissions and discharges;

•	possible enrollment of beneficiaries in our hospice programs who, without our knowledge, may have previously elected Medicare hospice coverage through another hospice program and whose Medicare cap amount is prorated for the days of service for the previous hospice admission;

•	possible enrollment of beneficiaries with another hospice program who had been on previous hospice service with one of our own hospice programs and whose Medicare cap amount is prorated between the programs for the days of service for the subsequent hospice admission;

•	fiscal intermediary disallowances of certain beneficiaries and changes in calculation methodology;

•	uncertainty surrounding length of patient stay in various patient groups, particularly with respect to non-cancer patients; and

•	the fact that we are not advised of the Medicare cap amount that will be used by Medicare to calculate our Medicare cap contractual adjustment until the latter part of the Medicare cap year, requiring us to use an estimate of that amount throughout the year.

Inpatient Care Cap.  A hospice program’s inpatient care days, either general inpatient or respite inpatient care and regardless of setting, may not exceed 20% of the program’s total patient care days in the Medicare cap year. None of our hospice programs has exceeded the inpatient care cap. We cannot assure you that one or more of our hospice programs will not exceed the Medicare inpatient care cap in the future.

Fiscal Intermediary Reviews.  Medicare contracts with fiscal intermediaries to process hospice claims and periodically conduct targeted medical reviews and other audits on hospice claims. During a typical review of one of our hospice programs, the fiscal intermediary will request a small number of patient charts to review for hospice appropriateness (that is, clinical documentation that supports the patient’s terminal prognosis) and various required documents such as physician signatures and certifications. We routinely challenge claim denials which we believe are unjustified. While we believe that our review results to date are satisfactory, routine reviews and targeted medical reviews of our hospice programs could result in material recoupments or denials of claims.

In addition to the denial of claims, reviews by fiscal intermediaries can impact our cash flow and days outstanding in accounts receivable in two ways. First, in some cases we delay the bill processing of claims undergoing a review by the fiscal intermediary. Second, Medicare has a claims processing procedure known as sequential billing which prevents hospice programs from billing for a period of service for a patient before the prior billed period has been reimbursed. These delays can reduce our cash flow and increase our days outstanding in accounts receivable.

Medicare Six-Month Eligibility Rule.  In order for a Medicare beneficiary to qualify for the Medicare hospice benefit, two physicians must certify that in their clinical judgment the beneficiary has less than six months to live, assuming the disease runs its normal course. In addition, the Medicare beneficiary must affirmatively elect hospice care and waive any rights to other Medicare benefits related to the terminal diagnosis. Medicare and other payor sources recognize that terminal illnesses are not entirely predictable, and patients may continue to receive hospice service if the hospice medical director or the patient’s attending physician recertify at time intervals prescribed by law that the patient’s life expectancy, on a look-forward basis, continues to be less than six months. The recertifications are required 90 and 180 days after admission and every 60 days thereafter. No limits exist on the number of periods that a Medicare beneficiary may be recertified. A Medicare beneficiary may revoke his or her election to receive hospice services at anytime and resume receiving regular Medicare benefits. The Medicare beneficiary may elect the hospice benefit again at a later date provided he or she satisfies the six-month eligibility rule.

In addition to the traditional Medicare fee-for-service program, the Medicare program also offers a managed care benefit to electing Medicare beneficiaries. These managed care programs are often referred to as Medicare HMO programs or Medicare Advantage programs. Our payments for services provided to Medicare beneficiaries enrolled in Medicare HMO programs or Medicare Advantage programs are currently processed in the same way and at the same rates as those of traditional Medicare fee-for-service beneficiaries. We cannot assure you that hospice services will continue to be paid entirely under the Medicare fee-for-service program.

Medicaid.  Medicaid is a state-administered program financed by state funds and matching federal funds to provide medical assistance to the indigent and certain other eligible persons. In 1986, hospice services became an optional state Medicaid benefit. For those states that elect to provide a hospice benefit, Medicaid is required to pay us rates that are at least equal to the hospice rates paid by Medicare. Currently, 45 states and the District of Columbia provide hospice coverage to their Medicaid beneficiaries. Most of the states providing a Medicaid hospice benefit pay us at rates equal to or greater than the rates provided under Medicare and those rates are calculated using the same methodology as Medicare. States maintain flexibility to establish their own hospice election procedures and to limit the number and duration of benefit periods for which they will pay for hospice services.

Long-Term Care Facility Residents.  For our patients who receive nursing home care under state Medicaid programs in states other than Arizona, Oklahoma and Pennsylvania, the applicable Medicaid program pays us an amount equal to at least 95.0% of the Medicaid per diem nursing home rate for “room and board” services furnished to the patient by the nursing home. Effective July 1, 2005, South Carolina switched from paying the nursing home directly to paying us the daily nursing home rate for room and board services. This room and board payment is in addition to the applicable Medicare or Medicaid hospice per diem payment that we receive. Pursuant to our standard agreements with nursing homes, we pay the nursing home for these “room and board” services at a rate equal to 100.0% of the Medicaid per diem nursing home rate. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Expenses.”

Other Healthcare Regulations

Fraud and Abuse Laws.  Provisions of the Social Security Act, commonly referred to as the fraud and abuse provisions, prohibit the filing of false or fraudulent claims with Medicare or Medicaid and the payment or receipt of any form of remuneration in return for the referral of Medicare or Medicaid patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by the Medicare or Medicaid programs. Violation of these provisions could constitute a felony criminal offense and applicable sanctions including imprisonment of up to five years, criminal fines of up to $25,000, civil monetary penalties of up to $50,000 per act plus three times the amount claimed or three times the remuneration offered and exclusion from the Medicare and Medicaid programs. Many states have adopted similar prohibitions against payments that are intended to induce referrals of Medicaid and other third-party payor patients.

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

From time to time, various federal and state agencies, such as the OIG, issue a variety of pronouncements, including fraud alerts, the OIG’s Annual Work Plan and other reports, identifying practices that may be subject to heightened scrutiny. For example, in March 1998, the OIG issued a special fraud alert titled “Fraud and Abuse in Nursing Home Arrangements with Hospices.” This special fraud alert focused on payments received by nursing homes from hospices. The OIG also issued a voluntary Compliance Program Guidance for Hospices in September 1999. We believe that we are in material compliance with all applicable federal and state fraud and abuse laws. However, we cannot assure you that these laws will not be interpreted in the future in such a way as to cause us to be in violation of these laws.

HIPAA Fraud and Abuse Provisions.  Portions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) impose civil monetary penalties in cases involving the fraud and abuse laws or contracting with excluded providers. In addition, HIPAA created new statutes making it a felony to engage in fraud, theft, embezzlement, or the making of false statements with respect to healthcare benefit programs, including private and government programs. In addition, federal enforcement agencies can exclude from the Medicare and Medicaid programs any investors, officers and managing employees associated with business entities that have committed healthcare fraud, even if the individual had no first-hand knowledge of the fraud.

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

False Claims Act.  In addition to federal fraud and abuse laws, under separate statutes, the submission of claims for items and services that are “not provided as claimed” may lead to civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in federally funded healthcare programs, including the Medicare and Medicaid programs. These false claims statutes include the Federal False Claims Act. Under the Federal False Claims Act, in addition to actions being initiated by the federal government, a private party may bring an action on behalf of the federal government. These private parties, are often referred to as qui tam relators, and are entitled to share in any amounts recovered by the government. Both direct enforcement activity by the government and qui tam actions have increased significantly in recent years and have increased the risk that a healthcare company, like us, will have to defend a false claims action, pay fines or be excluded from the Medicare and/or Medicaid programs as a result of an investigation arising out of this type of an action. Many states have enacted similar laws providing for the imposition of civil and criminal penalties for the filing of fraudulent claims. Because of the complexity of the government regulations applicable to our industry, we cannot assure that we will not be the subject of one or more actions under the False Claims Act or similar state law. See “Item 3. Legal Proceedings” for a discussion of the investigation of us by the Civil Division of the U.S. Department of Justice under the False Claims Act.

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

Many states have also enacted physician self-referral laws, which generally prohibit financial relationships with referral sources that are not limited to services for which Medicare or Medicaid payments may be made. Similar penalties, including loss of license or eligibility to participate in government programs and civil and criminal fines, apply to violations of these state self-referral laws. These laws vary from state to state and have seldom been interpreted by the courts or regulatory agencies. We believe that our relationships with physicians do not violate these state self-referral laws. However, we cannot assure you that these laws will not be interpreted in the future in such a way as to call into question our relationships with physicians.

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

Our operations are subject to periodic survey by government entities to assure compliance with applicable state licensing and Medicare and Medicaid certification. From time to time in the ordinary course of business, we, like other healthcare companies, receive survey reports containing deficiencies for alleged failure to comply with applicable requirements. We review these reports and take appropriate corrective action. The failure to take corrective action or to obtain, renew or maintain any of the required regulatory approvals, certifications or licenses could materially adversely affect our business and could prevent our hospice programs involved therein from offering services to patients. In addition, laws and regulations often are adopted to regulate new products, services and industries. We cannot assure you that either the states or the federal government will not impose additional regulations upon our activities that might adversely affect us.

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

Employees

As of February 7, 2006, we had 4,323 full-time employees and 766 part-time employees. Approximately 21.6% of our full-time employees and 36.9% of our part-time employees are registered nurses. None of our employees are currently covered by collective bargaining agreements.

Available Information

We file reports with the Securities and Exchange Commission (“SEC”). We are a reporting company and file an Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K when necessary. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. That website address is http://www.sec.gov.

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

Item 1A.  Risk Factors

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

We are highly dependent on payments from Medicare and Medicaid. Approximately 96.9%, 96.6% and 97.0% of our net patient service revenue for 2003, 2004 and 2005, respectively, consisted of payments, paid primarily on a per diem basis, from the Medicare and Medicaid programs. Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments could cause our net patient service revenue and profits to materially decline.

We are subject to a Medicare cap amount which is calculated by Medicare. Our net patient service revenue and profitability could be adversely affected by limitations on Medicare payments and Medicare cap calculations.

Overall payments made by Medicare to us are subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The hospice cap period runs from November 1st of each year through October 31st of the following year. Total Medicare payments to us during this period are compared to the cap amount for this period. Payments in excess of the cap amount must be returned by us to Medicare. The cap amount is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory Medicare cap amount that is indexed for inflation. Our estimated accrued Medicare cap contractual adjustment was approximately $7.7 million for the twelve month period ended October 31, 2005. The Medicare cap amount for the twelve month period ending October 31, 2006 has not been established by Medicare. Once published, the new Medicare cap amount will become effective retroactively for all services performed since November 1, 2005. The hospice cap amount is computed on a program-by-program basis. Our net patient service revenue for 2005 was reduced by approximately $12.0 million as a result of our hospice programs exceeding the Medicare cap. Our ability to comply with this limitation depends on a number of factors relating to a given hospice program, including number of admissions, average length of stay and mix in level of care. Our revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that additional hospice programs will not exceed the cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not materially differ from the actual Medicare cap amount.

We operate in an industry that is subject to extensive federal, state and local regulation, and changes in law and regulatory interpretations could reduce our net patient service revenue and profitability.

The healthcare industry is subject to extensive federal, state and local laws, rules and regulations relating to, among others:

•	payment for services;

•	conduct of operations, including fraud and abuse, anti-kickback prohibitions, physician self-referral prohibitions and false claims;

•	privacy and security of medical records;

•	employment practices, including wage and hour laws and regulations; and

•	facility and professional licensure, including certificates of need, surveys, certification and recertification requirements, and corporate practice of medicine prohibitions.

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

We were the subject of a civil investigation by the Civil Division of the United States Department of Justice (“DOJ”). We have reached an agreement in principle with the DOJ to permanently settle the investigation for $13.0 million. Final resolution remains subject to the negotiation and approval of a definitive settlement agreement and definitive corporate integrity agreement. There can be no assurance that the definitive agreements will be executed or that the agreements will not have a material adverse effect on our business and operations. See “Item 3. Legal Proceedings” and Notes 9 and 16 to our consolidated financial statements.

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

Our growth strategy to develop new hospice programs in new and existing markets may not be successful, which could adversely impact our growth and profitability.

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

Our future success depends, in significant part, upon the continued service of our senior management personnel. The loss of services of one or more of our key senior management personnel or our inability to hire and retain new skilled employees could adversely affect our future operating results. In addition, the loss of key CERs could negatively impact our ability to maintain or increase patient referrals, a key aspect of our growth strategy.

Competition for skilled employees is intense, and the process of locating and recruiting skilled employees with the combination of qualifications and attributes required to care effectively for terminally ill patients and their families can be difficult and lengthy. We cannot assure you that we will be successful in attracting, retaining or training highly skilled nursing, management, CERs, administrative, admissions and other personnel. Our business could be disrupted and our growth and profitability negatively impacted if we are unable to attract and retain skilled employees.

A nationwide shortage of qualified nurses could adversely affect our profitability and our ability to grow and continue to provide quality, responsive hospice services to our patients as nursing wages and benefits increase.

We currently employ approximately 1,500 full-time nurses and 420 part-time nurses. We depend on qualified nurses to provide quality, responsive hospice services to our patients. There is currently a nationwide shortage of qualified nurses that is being felt in some of the markets in which we provide hospice services, primarily in California. In response to the shortage of qualified nurses in these markets, we have increased and are likely to continue to increase our wages and benefits to recruit and retain nurses or to engage contract nurses until we hire permanent staff nurses. Our inability to attract and retain qualified nurses could adversely affect our ability to provide quality, responsive hospice services to our patients and our ability to increase patient census in those markets. In addition, because we operate in a fixed reimbursement environment, increases in the wages and benefits that we must provide to attract and retain qualified nurses or an increase in our reliance on contract nurses could negatively impact our profitability.

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

If any of our hospice programs fails to comply with the Medicare conditions of participation, that program could be terminated from the Medicare program, thereby adversely affecting our net patient service revenue and profitability.

Each of our hospice programs must comply with the extensive conditions of participation of the Medicare hospice benefit. If any of our hospice programs fails to meet any of the Medicare conditions of participation, that program may receive a notice of deficiency from the applicable state surveyor. If that hospice program then fails to institute a plan of correction and correct the deficiency within the correction period provided by the state surveyor, that program could be terminated from receiving Medicare payments. For example, under the Medicare hospice program, each of our hospice programs must demonstrate that volunteers provide administrative and direct patient care services in an amount equal to at least five percent of the total patient care hours provided by our employees and contract staff at the hospice program. If we are unable to attract a sufficient number of volunteers at one of our hospice programs to meet this requirement, that program could be terminated from the Medicare benefit if the program fails to address the deficiency within the applicable correction period. Any termination of one or more of our hospice programs from the Medicare program for failure to satisfy the volunteer or other conditions of participation could adversely affect our net patient service revenue and profitability.

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

There are currently numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns. In particular, HIPAA contains provisions that have required us to implement new systems and business procedures designed to protect the privacy and security of each of our patient’s individual health information. The Department of Health and Human Services published final regulations addressing patient privacy on December 28, 2000, transaction and code set final regulations on September 23, 2003, and final regulations addressing the security of such health information on February 20, 2003. We believe we are in compliance with the requirements of the privacy regulations, transaction and code set regulations, and security regulations. We continue to evaluate and update our processes and procedures to meet the requirements of the new standards; however, we cannot assure you that all of the parties with whom we do business will be in compliance with HIPAA. Additional legislative and regulatory initiatives and changes in the interpretation of existing legislative and regulatory initiatives regarding patient privacy could result in additional operating costs, which could materially adversely affect our profitability.

Our net patient service revenue and profitability may be constrained by cost containment initiatives undertaken by insurers and managed care companies.

Initiatives undertaken by insurers and managed care companies to contain healthcare costs affect the profitability of our hospice programs. We have a number of contractual arrangements with insurers and managed care companies for providing hospice care for a fixed fee. These payors attempt to control healthcare costs by contracting with hospices and other healthcare providers to obtain services on a discounted basis. We believe that this trend may continue and may limit payments for healthcare services, including hospice services. In addition, future changes in Medicare related to Medicare HMO or Medicare Advantage programs could result in managed care companies becoming financially responsible for providing hospice care. If such changes were to occur, managed care companies could be responsible for payments to us out of their Medicare payments, and a greater percentage of our net patient service revenue could come from managed care companies. As managed care companies attempt to control hospice-related costs, they could reduce payments to us for hospice services. These developments could negatively impact our net patient service revenue and profitability.

A significant reduction in the carrying value of our goodwill could have a material adverse effect on our profitability.

A significant portion of our total assets consists of intangible assets, primarily goodwill. Goodwill accounted for approximately 40.1% of our total assets as of December 31, 2005. Any event that results in the significant impairment of our goodwill, such as closure of a hospice program, sustained operating losses or denial of a certificate of need application could have a material adverse effect on our profitability.

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

We expect that our existing funds, cash flows from operations and borrowings under our credit agreement with General Electric Capital Corporation (as amended November 1, 2004 and February 22, 2006) will be sufficient to fund our $13.0 million settlement with the DOJ, stock repurchase program, working capital needs, anticipated hospice development and acquisition plans, debt service requirements and other anticipated capital requirements for at least 12 months following the date of this Annual Report on Form 10-K. Continued expansion of our business through the development of new hospice programs, inpatient business development and acquisitions may require additional capital, in particular if we were to accelerate our hospice program development and acquisition plans. In the past, we have relied on funds raised through our initial public offering and private issuances of debt and equity and also through bank financing and cash flows from operations to support our growth. In the future, required financing may not be available or may be available only on terms that are not favorable to us. If we are unable to raise additional funds, we may have to delay or abandon some or all of our growth strategies. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any new equity securities may have rights, preferences or privileges senior to those of our common stock.

We are dependent on the proper functioning of our information systems to efficiently manage our business.

Our information systems are essential for providing billing and accounts receivable functions. Our systems are vulnerable to various disasters, including fire, storms, loss of power, physical or software break-ins and other such events. If our systems fail or are unavailable for any reasons, our ability to maintain billing records or to pay our staff in a timely manner could be jeopardized.

We may experience difficulties in implementing a new integrated billing, clinical management and electronic medical records system which we will continue to implement in 2006.

We plan to continue implementation of a new integrated billing, clinical management and electronic medical records system in 2006. Information system integration and changes can cause disruption of operations and temporarily hinder the billing and collecting of claims. The implementation of the new information system is expected to be completed in 2008.

If any unforeseen problems emerge in connection with our new integrated billing, clinical management and electronic medical records system, billing delays and errors may occur, which could significantly increase the time that it takes for us to collect payments from payors, and in some cases, our ability to collect at all. Any such increase in collection time or inability to collect could have a material adverse effect on our cash flows or result in a financial loss.

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

Item 1B.	Unresolved Staff Comments

We have not received any written comments from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

Item 2.	Properties

Our executive offices and Support Center are located at 717 N. Harwood, Suite 1500, Dallas, Texas 75201, where we currently lease approximately 70,000 square feet of space. We believe that these facilities are adequate for our current uses and that additional space is available to accommodate our anticipated growth. Our 79 Medicare-certified hospice programs, including our seven inpatient units, and our four hospice programs under development are in leased facilities in 30 states with terms varying from one to twelve years extending through 2017. We believe these facilities are in good operating condition and suitable for their intended purposes. Refer to “Item 1. Business —  Hospice Programs, Inpatient Facilities and Support Center” for a complete listing of the locations of our Medicare-certified hospice programs and inpatient facilities.

Item 3.	Legal Proceedings

We, our two former Chief Executive Officers and our current Chief Financial Officer are defendants in a lawsuit originally filed on April 21, 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Francis Layher, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased or otherwise acquired our publicly traded securities between May 5, 2003 and February 23, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Six similar lawsuits were also filed in May and September of 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Kenneth L. Friedman, Trudy J. Nomm, Eva S. Caldarola, Michael Schaufuss, Duane Liffrig and G.A. Allsmiller on behalf of the same plaintiff class, making substantially similar allegations and seeking substantially similar damages. All of these lawsuits were transferred to a single judge and consolidated into a single action. Lead plaintiffs and lead counsel have been appointed and the consolidated complaint was filed on December 20, 2004, which, among other things, extended the class period to October 18, 2005. We filed a motion to dismiss the lawsuit. The District Court granted our motion to dismiss on September 30, 2005. The District Court also granted lead plaintiffs the right to amend their complaint. Lead plaintiffs filed an amended consolidated complaint on October 31, 2005. We have filed a motion to dismiss the amended consolidated complaint and are currently awaiting a decision on our motion to dismiss. While we cannot predict the outcome of these matters, we believe that the plaintiffs’ claims are without merit, we deny the allegations in the complaints, and we intend to vigorously defend the lawsuits. If any of these matters were successfully asserted against us, there could be a material adverse effect on us.

On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against two former Chief Executive Officers and our current Chief Financial Officer, Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs and seven of the current members of our board of directors and two former members of our board of directors. The complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named current and former executive officers, seven current members of the board of directors and two former members of the board of directors. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees, from the named current and former executive officers, seven current members of the board of directors and two former members of the board of directors. No damages are sought from the Company. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of the Company, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and has been consolidated with the above lawsuit filed by Mr. Connolly. On March 6, 2006, plaintiffs filed an amended consolidated complaint making substantially similar claims as those in the original complaint. While we cannot predict the outcome of these matters, we believe that the plaintiffs’ claims are without merit.

In September 2004, the DOJ informed us that it was conducting an investigation of certain of our patient certification, patient referral and coordination of benefits practices. In July 2005, the DOJ informed us that the investigation stemmed from two qui tam actions filed under federal court seal in 2003, both of which remain under court seal. We have reached an agreement in principle with the DOJ to permanently settle for $13.0 million the two qui tam actions and the related DOJ investigation. The settlement will result in the dismissal of both qui tam actions and will not involve the admission of any liability or acknowledgment of wrongdoing by us. Final resolution remains subject to the negotiation and approval of a definitive settlement agreement with the DOJ and a definitive corporate integrity agreement with the U.S. Department of Health and Human Services, Office of Inspector General (“OIG”). There can be no assurance that the definitive agreements will be executed or that the agreements will not have a material adverse effect on our business and operations.

On December 30, 2004, in the United States District Court for the Northern District of Texas, Dallas Division, John O. Hanson brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against two former Chief Executive Officers, our current Chief Financial Officer and seven of the current members of our board of directors and a former member of the board of directors. The complaint alleges breach of fiduciary duty, abuse of control, aiding and abetting breach of fiduciary duty and gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named current and former executive officers, seven current members of the board of directors and former member of the board of directors. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees, from the named current and former executive officers, seven current members of the board of directors and former member of the board of directors. No damages are sought from the Company. The lawsuit has been voluntarily stayed by the parties until a final determination on the motion to dismiss that is currently pending in the class action securities litigation previously filed in the United States District Court for the Northern District of Texas, Dallas Division. While we cannot predict the outcome of this matter, we believe that the plaintiff’s claims are without merit.

On September 8, 2005, in the United States District Court for the Northern District of Texas, Dallas Division, Lisa Moats brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against our two former Chief Executive Officers, our current Chief Financial Officer, our current Chief Operating Officer, and seven current members of the board of directors and a former member of the board of directors. The complaint alleges breach of fiduciary duty of good faith on the part of each of the named current and former executive officers, seven current members of the board of directors and former member of the board of directors. The complaint seeks unspecified amounts of compensatory damages, as well as costs, including legal fees, from the named current and former executive officers, seven current members of the board of directors and former member of the board of directors. No damages are sought from the Company. The lawsuit has been voluntarily stayed by the parties until a final determination on the motion to dismiss that is currently pending in the class action securities litigation previously filed in the United States District Court for the Northern District of Texas, Dallas Division. While we cannot predict the outcome of this matter, we believe that plaintiff’s claims are without merit.

From time to time, we may be involved in other litigation matters relating to claims that arise in the ordinary course of our business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to us, we do not believe that the resolution of these other litigation matters to which we are currently a party will have a material adverse effect on us. Except for the $13.0 million that we have accrued for the settlement of the DOJ investigation as of December 31, 2005, we have not accrued any amounts related to the other litigation matters discussed above.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock.  Our common stock has been quoted on the Nasdaq National Market under the symbol “ODSY” since October 31, 2001. Prior to that time there was no public market for our common stock. As of March 6, 2006, there were 30 record holders of our common stock. The following table sets forth the high and low bid information per share of our common stock for the period indicated on the Nasdaq National Market:

	High	Low

2004
First Quarter	$31.65	$17.50
Second Quarter	$21.85	$15.70
Third Quarter	$19.69	$16.44
Fourth Quarter	$18.30	$7.13
2005
First Quarter	$14.06	$10.38
Second Quarter	$14.86	$10.72
Third Quarter	$18.01	$14.22
Fourth Quarter	$20.41	$14.90

Dividends.  We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund our development and acquisition initiatives and working capital needs.

The payment of any future dividends will be at the discretion of our board of directors and will depend on:

•	any applicable contractual restrictions limiting our ability to pay dividends;

•	our earnings;

•	our financial condition;

•	our ability to fund capital requirements; and

•	other factors our board of directors deems relevant.

Recent Sales of Unregistered Securities.  We did not sell any of our equity securities in the three year period ended December 31, 2005 that were not registered under the Securities Act.

Repurchases of Common Stock.  On November 1, 2004, we announced the adoption of an open market stock repurchase program to repurchase up to $30.0 million of our common stock over a nine-month period. The timing and the amount of any repurchase of shares during the nine-month period was determined by management based on its evaluation of market conditions and other factors. We completed this stock repurchase program in March 2005 and repurchased 2,515,434 shares of our common stock at a cost of $30.0 million (average cost of $11.93 per share). Stock repurchases were funded out of our working capital.

On August 11, 2005, we announced the adoption of a new stock repurchase program in which we intend to repurchase up to $20.0 million of our common stock. We intend to conduct the stock repurchase in the open market over the twelve month period beginning on August 11, 2005. The timing and the amount of any repurchase of shares during the twelve-month period will be determined by management based on its evaluation of market conditions and other factors. As of December 31, 2005, we had repurchased 487,500 shares of our common stock at a cost of $8.6 million (average cost of $17.55 per share). As of December 31, 2005, we had approximately 34.4 million shares outstanding. We may repurchase up to an additional $11.4 million of common stock under our stock repurchase program. Stock repurchases are being funded out of our working capital. The following table sets forth the repurchase data for each of the three months during the fourth quarter ended December 31, 2005:

				(d)
				Maximum
			(c)	Approximate
	(a)	(b)	Total Shares	Dollar Value of
	Total Number	Average	Purchased as Part	Shares That May
	of Shares	Price Paid	of Publicly	yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plan

October 1-October 31	—	—	—	11,444,962
November 1-November 30	—	—	—	11,444,962
December 1-December 31	—	—	—	11,444,962

Total	—	—	—

Equity-Based Compensation Plans.  The following table provides information, as of December 31, 2005, about our common stock that may be issued upon the exercise of options or vesting of restricted stock awards under the Odyssey HealthCare, Inc. Stock Option Plan and the 2001 Equity-Based Compensation Plan.

EQUITY COMPENSATION PLAN INFORMATION

(c)
Number of
Securities
	(a)			Remaining
	Number of		(b)	Available for
	Securities to Be		Weighted-	Future Issuance
	Issued upon		Average	Under Equity
	Exercise of		Exercise	Compensation
	Outstanding		Price of	Plans
	Options,		Outstanding	(Excluding
	Warrants,		Options,	Securities
	Awards and		Warrants,	Reflected
Plan Category	Rights		and Rights	in Column(a))
(In thousands, except average exercise price)

Equity Compensation Plans Approved by Stockholders	4,186	(1)	$16.67	1,416
Equity Compensation Plans Not Approved by Stockholders	—		—	—

Total	4,186		$16.67	1,416

(1)	Includes 131,250 unvested restricted stock awards granted to certain executive officers on November 18, 2004 and 78,000 unvested restricted stock awards granted to certain employees on October 4, 2005. Restricted stock awards are not included in the calculation of the weighted-average exercise price since there is no exercise price attached to the award.

Item 6.	Selected Financial Data

The selected consolidated statement of operations data set forth below for the years ended December 31, 2003, 2004 and 2005 and the consolidated balance sheet data as of December 31, 2004 and 2005 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, and that are included elsewhere in this Annual Report on Form 10-K, and are qualified by reference to those consolidated financial statements. The selected consolidated statement of operations data set forth below for the years ended December 31, 2001 and 2002 and the consolidated balance sheet data as of December 31, 2001, 2002 and 2003 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, but are not included in this Annual Report on Form 10-K.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read the selected financial information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

On February 24, 2003 and August 12, 2003, the Company completed two separate three-for-two stock splits each payable in the form of a fifty percent stock dividend. All share information has been adjusted for the stock dividends which are more fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Overview.”

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands, except per share amounts)

Statements of Operations Data:
Net patient service revenue	$130,181	$194,459	$274,309	$350,276	$381,649
Operating expenses:
Direct hospice care	66,570	99,919	143,738	187,891	217,335
General and administrative	38,742	55,439	72,809	93,830	110,992
Stock-based compensation charges	1,112	685	409	287	721
Government settlement	—	—	—	—	13,000
Provision for uncollectible accounts	3,207	2,952	4,015	8,119	4,454
Depreciation and amortization	2,211	1,509	2,542	4,061	4,535

Total operating expenses	111,842	160,504	223,513	294,188	351,037

Income from operations	18,339	33,955	50,796	56,088	30,612
Other income (expense):
Minority interest	(150)	50	—	—	—
Interest income	239	544	390	359	1,341
Interest expense	(2,512)	(269)	(140)	(118)	(198)

	(2,423)	325	250	241	1,143

Income before provision for income taxes	15,916	34,280	51,046	56,329	31,755
Provision for income taxes	3,020	13,140	19,839	21,333	13,199

Net income	12,896	21,140	31,207	34,996	18,556
Preferred stock dividends	(1,097)	—	—	—	—
Gain on conversion of preferred securities(1)	5,755	—	—	—	—

Net income available to common stockholders	$17,554	$21,140	$31,207	$34,996	$18,556

Net income per common share:
Basic net income per common share	$1.83	$0.61	$0.87	$0.96	$0.54

Diluted net income per common share	$0.45	$0.58	$0.84	$0.93	$0.53

Weighted average shares outstanding:
Basic	9,553	34,782	35,945	36,445	34,384
Diluted	28,621	36,691	37,256	37,551	34,935

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(Unaudited)
	(Dollars in thousands)

Operating Data:
Number of Medicare-certified hospice programs(2)	30	50	66	74	79
Admissions(3)	15,969	22,062	26,763	31,231	33,221
Days of care(4)	1,111,168	1,608,556	2,197,110	2,782,954	2,932,448
Average daily census(5)	3,044	4,407	6,019	7,604	8,034
Cash flows provided by operating activities	$14,956	$18,732	$27,605	$47,180	$58,665
Cash flows used in investing activities	$(33,156)	$(975)	$(27,255)	$(41,226)	$(53,339)
Cash flows provided by (used in) financing activities	$36,019	$(2,724)	$4,983	$(19,387)	$(14,994)

	As of December 31,
	2001	2002	2003	2004	2005
	(Dollars in thousands)

Balance Sheet Data:
Working capital	$50,363	$51,498	$72,806	$63,259	$61,617
Total assets	98,216	125,414	180,802	204,091	244,967
Total long-term debt, including current portion	3,480	274	17	14	9
Stockholders’ equity	77,635	100,933	144,725	162,080	167,298

(1)	The accumulated dividends on our Series A convertible preferred stock, Series B convertible preferred stock and Series C convertible preferred stock were reversed in connection with the conversion of preferred stock upon completion of our initial public offering and recognized as a gain to common stockholders.

(2)	Number of Medicare-certified hospice programs at end of each respective year.

(3)	Represents the total number of patients admitted into our hospice programs during the period.

(4)	Represents the total days of care provided to our patients during the period.

(5)	Represents the average number of patients for whom we provided hospice care each day during the period and is computed by dividing days of care by the number of days during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our selected consolidated financial and operating data and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

We are one of the largest providers of hospice care in the United States in terms of both average daily patient census and number of Medicare-certified hospice programs. Through the development of new hospice programs and a series of acquisitions, we now have 79 Medicare-certified hospice programs to serve patients and their families in 30 states. We operate all of our hospice programs through our operating subsidiaries. Our net patient service revenue of $381.6 million in 2005 represents an increase of 9.0% over net patient service revenue of $350.3 million in 2004, and an increase of 39.1% over net patient service revenue of $274.3 million in 2003. In 2003, 2004 and 2005, we reported net income of $31.2 million, $35.0 million and $18.6 million, respectively. Excluding the charge for the $13.0 million settlement and the related tax effect of the investigation by the DOJ our net income for 2005 was $28.1 million.

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

On November 1, 2004, we announced the adoption of an open market stock repurchase program to repurchase up to $30.0 million of our common stock over a nine-month period. The timing and the amount of any repurchase of shares during the nine-month period was determined by management based on its evaluation of market conditions and other factors. We completed this stock repurchase program in March 2005 and repurchased 2,515,434 shares of our common stock at a cost of $30.0 million (average cost of $11.93 per share). The stock repurchases were funded out of our working capital.

On August 11, 2005, we announced the adoption of a new stock repurchase program in which we intend to repurchase up to $20.0 million of our common stock. We intend to conduct the stock repurchase program in the open market over the twelve month period beginning on August 11, 2005. The timing and the amount of any repurchase of shares during the twelve-month period will be determined by management based on its evaluation of market conditions and other factors. As of December 31, 2005, we had repurchased 487,500 shares of our common stock at a cost of $8.6 million (average cost of $17.55 per share). As of December 31, 2005, we had approximately 34.4 million shares outstanding. We may repurchase up to an additional $11.4 million of common stock under our stock repurchase program. The stock repurchases are being funded out of our working capital.

Developed Hospices

We have developed the following hospice programs since January 1, 2003:

During 2003, we received Medicare certification for our Cleveland, Ohio; Big Spring, Texas; Cincinnati, Ohio; Portland, Oregon; and Mobile, Alabama hospice programs.

During 2004, we received Medicare certification for our Arlington, Virginia; Athens, Georgia; Allentown, Pennsylvania; Jackson, Mississippi; Savannah, Georgia; Providence, Rhode Island; and St. George, Utah hospice programs.

During 2005, we received Medicare certification for our Daytona Beach, Florida hospice program operated by our wholly-owned not-for-profit subsidiary, Hospice of the Palm Coast, Inc. We also received Medicare certification for our Corpus Christi, Texas; Columbia, South Carolina; and Harrisburg, Pennsylvania hospice programs. We continued the development of hospice programs in Lubbock, Texas; Rockford, Illinois; Ventura County, California and Miami, Florida.

Once a hospice becomes Medicare certified, the process is started to obtain Medicaid certification. This process takes approximately six months and varies from state to state.

Acquisitions

We have acquired the following hospice programs since January 1, 2003:

During 2003, we acquired eight hospice programs for a combined purchase price of $22.4 million. We financed our acquisitions in 2003 with the remaining $7.5 million in cash from the proceeds of our initial public offering and $14.9 million in cash generated from our operations.

During 2004, we acquired three hospice programs for a combined purchase price of $28.5 million. We financed our acquisitions in 2004 with cash generated from our operations.

During 2005, we acquired two hospice programs for a combined purchase price of $4.7 million. We financed our acquisitions in 2005 with cash generated from our operations.

We accounted for these acquisitions as purchases. See Note 2 to our consolidated financial statements.

As part of our ongoing acquisition strategy, we are continually evaluating other potential acquisition opportunities.

Goodwill from our hospice acquisitions was $98.2 million as of December 31, 2005, representing 58.7% of stockholders’ equity and 40.1% of total assets as of December 31, 2005. During 2001 and prior years, we amortized our goodwill over 20 years for acquisitions completed through June 30, 2001. We did not amortize goodwill for acquisitions subsequent to June 30, 2001 based on the provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are reviewed for impairment annually (during the fourth quarter) or more frequently if indicators arise. As of December 31, 2005, no impairment charges have been recorded. Other intangible assets continue to be amortized over their useful lives. See Note 3 to our consolidated financial statements.

The following table lists our acquisitions since January 1, 2003, and patient census data at acquisition:

Patient Census on
Hospice	Date of Acquisition

2003
Waxahachie, Texas	104
Valdosta, Georgia	16
Memphis, Tennessee	8
Wilmington, Delaware	15
Brownsville, Texas	60
Salt Lake City, Utah	280
Omaha, Nebraska	35
San Antonio, Texas(1)	100
2004
Amarillo, Texas	204
Conroe, Texas	221
Tulsa, Oklahoma(2)	79
2005
Huntsville, Alabama	50
Santa Ana, California	50

(1)	Operations of our San Antonio, Texas hospice program acquired in 2003 were transferred to our existing San Antonio, Texas program opened in 1998.

(2)	Operations of our Tulsa, Oklahoma hospice program acquired in 2004 were integrated into our existing Tulsa, Oklahoma program.

Net Patient Service Revenue

Net patient service revenue is the estimated net realizable revenue from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered to our patients. To determine net patient service revenue, we adjust gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap contractual adjustments. Net patient service revenue also does not include charity care or the Medicaid room and board payments. (See “Item 1. Business — Overview of Government Payments”). We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 92.9%, 92.5% and 92.1% of our net patient service revenue for the years ended December 31, 2003, 2004 and 2005, respectively. Services provided under

Medicaid programs represented approximately 4.0%, 4.1% and 4.9% of our net patient service revenue for the years ended December 31, 2003, 2004 and 2005, respectively. The payments we receive from Medicare and Medicaid are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.

The four main levels of care we provide are routine home care, general inpatient care, continuous home care and respite inpatient care. We also receive reimbursement for physician services, self-pay and non-governmental room and board. Routine home care is the largest component of our gross patient service revenue, representing 89.5%, 92.1% and 89.6% of gross patient service revenue for the years ended December 31, 2003, 2004 and 2005, respectively. General inpatient care represented 8.7%, 6.5% and 6.9% of gross patient service revenue for the years ended December 31, 2003, 2004 and 2005, respectively. Continuous home care represented 0.6%, 0.5% and 2.6% of gross patient service revenue for the years ended December 31, 2003, 2004 and 2005, respectively. Inpatient respite care and reimbursement for physician services, self pay and non-governmental room and board represents the remaining 1.2%, 0.9% and 0.9% of gross patient service revenue for these periods, respectively.

The principal factors that impact net patient service revenue are our average daily census, levels of care, annual changes in Medicare and Medicaid payment rates due to adjustments for inflation and estimated Medicare cap contractual adjustments. Average daily census is affected by the number of patients referred and admitted into our hospice programs and average length of stay of those patients once admitted. Average length of stay is impacted by patients’ decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay has increased from 80 days in 2004 to 84 days in 2005. This increase is related to a change in our patient diagnosis mix.

Payment rates under the Medicare and Medicaid programs are indexed for inflation annually; however, the increases have historically been less than actual inflation. On October 1, 2004 and 2005, the base Medicare payment rates for hospice care increased by approximately 3.3% and 3.7%, respectively, over the base rates previously in effect. These rates were further adjusted geographically by the hospice wage index. In the future, reductions in, or reductions in the rate of increase of Medicare and Medicaid payments may have an adverse impact on our net patient service revenue and profitability. (See “Item 1. Business — Overview of Government Payments.”)

Expenses

Because payments for hospice services are primarily paid on a per diem basis, our profitability is largely dependent on our ability to manage the expenses of providing hospice services. We recognize expenses as incurred and classify expenses as either direct hospice care expenses or general and administrative expenses. Direct hospice care expenses primarily include direct patient care salaries, payroll taxes, employee benefits, pharmaceuticals, medical equipment and supplies, inpatient costs and reimbursement of mileage for our patient caregivers. Length of stay impacts our direct hospice care expenses as a percentage of net patient service revenue because, if lengths of stay decline, direct hospice care expenses, which are often highest during the earliest and latter days of care for a patient, are spread against fewer days of care. Expenses are generally higher during the earliest days because of increased labor expense to evaluate the patient and determine the medical and social services needs of the family. Expenses are normally higher during the last days of care because patients generally require greater hospice services including drugs, medical equipment and nursing care at that time due to their deteriorating medical condition. In addition, cost pressures resulting from the use of more expensive forms of palliative care, including drugs and drug delivery systems, and increases in direct patient care salaries and employee benefits, could negatively impact our profitability.

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

The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for the periods indicated:

	Year Ended December 31,
	2003	2004	2005

Direct hospice care expenses:
Salaries, benefits and payroll taxes	31.2%	32.8%	36.4%
Pharmaceuticals	6.9	6.7	5.7
Medical equipment and supplies	6.0	5.8	5.6
Inpatient costs	3.0	2.6	3.0
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	5.3	5.7	6.2

Total	52.4%	53.6%	56.9%

General and administrative expenses:
Salaries, benefits and payroll taxes	15.9%	16.5%	16.9%
Leases	2.5	2.6	2.9
Legal and accounting fees	0.4	0.6	1.4
Other (including insurance, recruiting, travel, telephone and printing )	7.7	7.1	7.9

Total	26.5%	26.8%	29.1%

Stock-Based Compensation Charges

Stock-based compensation charges represent the difference between the exercise price of stock options granted and the deemed fair value of our common stock on the date of grant determined in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. For purposes of the period-to-period comparisons included in our results of operations, general and administrative expenses exclude these stock-based compensation charges, which are reflected as a separate line item. See Note 1 “Organization and Summary of Significant Accounting Policies — Stock-Based Compensation” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We recorded deferred stock-based compensation charges of $2.1 million related to restricted stock awards granted to certain executive officers during 2004. We recorded approximately $0.5 million in stock-based compensation expense during 2005. We expect to amortize approximately $0.5 million of deferred stock-based compensation during each of 2006, 2007 and 2008 related to these restricted stock awards. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We have also recorded deferred stock-based compensation charges of $1.3 million related to restricted stock awards granted to certain employees during 2005. We have recorded approximately $0.1 million in stock-based compensation expense during 2005. We expect to amortize approximately $0.4 million of deferred stock-based compensation during each of 2006, 2007 and 2008 related to these restricted stock awards. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

On December 8, 2005, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved the acceleration, in full, of the vesting of unvested stock options having an exercise price of $20.00 or greater granted under the 2001 Equity-Based Compensation Plan as amended, that are held by our current employees and executive officers. Stock option awards granted from May 27, 2003 through February 26, 2004 with respect to approximately 492,061 shares of our Common Stock, par value $.001 per share (the “Common Stock”), including stock options with respect to approximately 382,500 shares of Common Stock that are held by our executive officers, were subject to this accelerated vesting which was effective as of December 8, 2005.

As of December 8, 2005, these stock options had per share exercise prices equal to or in excess of the closing price of $19.48 per share of Common Stock as quoted on The Nasdaq National Market, and, accordingly, were “underwater.” We believe that, absent accelerated vesting, these underwater stock options do not serve to incentivize or retain employees. We expect that the accelerated vesting of these stock options will have a positive effect on employee morale, retention and perception of stock option value. The accelerated vesting will also eliminate the future compensation expense that we would otherwise recognize in our consolidated statement of operations with respect to these options once the Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment”, issued by the Financial Accounting Standards Board, becomes effective for reporting periods beginning after January 1, 2006. The future expense that will be eliminated as a result of the accelerated vesting of these stock options is approximately $5.9 million, or $3.6 million net of tax (of which approximately $3.8 million, or $2.3 million net of tax, is attributable to options held by our executive officers).

Provision for Income Taxes

Our provision for income taxes consists of current and deferred federal and state income tax expenses. We estimate that our effective tax rate will be approximately 38% during 2006. See Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Net Patient Service Revenue and Allowance for Uncollectible Accounts

We report net patient service revenue at the estimated net realizable amounts from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered to our patients. Regarding commercial, managed care and other payors, payments are subject to usual and customary rates. To determine net patient service revenue, we adjust gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap contractual adjustments. Net patient service revenue also does not include charity care or the Medicaid room and board payments. We recognize net patient service revenue in the month in which our services are delivered. Due to the complexity of the laws and regulations affecting Medicare and Medicaid, a reasonable possibility exists that recorded estimates could change by a material amount in the future.

We maintain a policy for reserving for uncollectible accounts. We calculate the allowance for uncollectible accounts based on a formula tied to the aging of accounts receivable by payor class. We also reserve for specific accounts that are determined to be uncollectible. Accounts are written off when all collection efforts are exhausted.

Medicare Regulation

We are subject to two limitations on Medicare payments for services. With one limitation, if the number of general inpatient days of care that any of our hospice programs provide to Medicare beneficiaries exceeds 20% of the total days of care that program provides to all patients for an annual period beginning on November 1st, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of our hospice programs exceeded the payment limits on general inpatient care services for the years ended December 31, 2003, 2004 and 2005.

With the other limitation, overall payments made by Medicare to us on a per hospice program basis are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. We accrued a Medicare cap contractual adjustment totaling $12.0 million for the year ended December 31, 2005, which included a change in estimate for the 2003 and 2004 Medicare cap years. On August 26, 2005, CMS issued change request transmittal 663 publishing the final Medicare per beneficiary cap amount of $19,778 for the 2005 Medicare cap year ended October 31, 2005 and indicated that the cap amount for the 2004 Medicare cap year ended October 31, 2004 was incorrectly computed. As a result, the accrued Medicare cap contractual adjustment of $12.0 million includes an additional $1.1 million for the 2003 and 2004 Medicare cap years for the estimated impact of the revised cap amounts.

For the Medicare cap years ended October 31, 2003 and 2004, $2.9 million has been accrued for four hospice programs exceeding the cap as of September 30, 2004. For the Medicare cap year ended October 31, 2005, $7.7 million has been accrued for eleven hospice programs exceeding the cap as of September 30, 2005. For the Medicare cap year ending October 31, 2006, $4.3 million has been accrued for eighteen hospice programs exceeding the cap as of December 31, 2005. Our net patient service revenue is reduced by hospice programs that have exceeded the Medicare cap. No payments were made during the year ended December 31, 2005 for any hospice programs exceeding Medicare cap due to the fact that we did not receive any notifications from CMS until January 2006. We will continue to review the adequacy of our accrued Medicare cap contractual adjustment on a quarterly basis. We cannot assure you that additional hospice programs will not exceed the cap amount in the future or that our Medicare cap contractual adjustments for existing programs subject to the Medicare cap will not increase.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. We believe that we are in compliance with all applicable laws and regulations. Compliance with laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

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

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable assets acquired in an acquisition. Under the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), we review goodwill for impairment annually during the fourth quarter or more frequently if indicators arise. We determine the fair value of the reporting units, which are our reportable business segments (see Note 3 to our consolidated financial statements), using multiples of net patient service revenue. If the fair value of the reporting unit is less than the carrying value, then an indication of impairment exists. The amount of the impairment would be the difference between the carrying amount of the goodwill and the fair value of the reporting unit. No impairment charges have been recorded as of December 31, 2005. We cannot predict that we will not incur impairment charges in the future or that any impairment charges recorded will negatively impact our results of operations or financial position in the future.

Results of Operations

The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the periods indicated.

	Year Ended December 31,
	2003	2004	2005

Net patient service revenue	100%	100%	100%
Operating expenses:
Direct hospice care	52.4	53.6	56.9
General and administrative	26.5	26.8	29.1
Stock-based compensation charges	0.1	0.1	0.2
Government settlement	—	—	3.4
Provision for uncollectible accounts	1.5	2.3	1.2
Depreciation and amortization	1.0	1.2	1.2

	81.5	84.0	92.0

Income from operations	18.5	16.0	8.0
Other income (expense), net	0.1	0.1	0.3

Income before income taxes	18.6	16.1	8.3
Provision for income taxes	7.2	6.1	3.4

Net income	11.4%	10.0%	4.9%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following table summarizes and compares our results of operations for the years ended December 31, 2004 and 2005, respectively:

	Year Ended December 31,
	2004	2005	$ Change	% Change
	(In thousands, except % change)

Net patient service revenue	$350,276	$381,649	$31,373	9.0%
Operating expenses:
Direct hospice care	187,891	217,335	29,444	15.7%
General and administrative	93,830	110,992	17,162	18.3%
Stock-based compensation charges	287	721	434	151.2%
Government settlement	—	13,000	13,000	—
Provision for uncollectible accounts	8,119	4,454	(3,665)	(45.1)%
Depreciation and amortization	4,061	4,535	474	11.7%

	294,188	351,037	56,849	19.3%
Income from operations	56,088	30,612	(25,476)	(45.4)%
Other income (expense)	241	1,143	902	374.3%
Provision for income taxes	21,333	13,199	(8,134)	(38.1)%

Net income	$34,996	$18,556	$(16,440)	(47.0)%

Net Patient Service Revenue

Net patient service revenue increased $31.4 million, or 9.0%, from $350.3 million to $381.6 million for the years ended December 31, 2004 and 2005, respectively, due primarily to an increase in average daily census of 430, or 5.7%, from 7,604 patients for the year ended December 31, 2004 to 8,034 patients for the year ended

December 31, 2005, which resulted in increased billable days of approximately of 156,950. Net patient service revenue per day of care was $125.86 and $130.15 for the years ended December 31, 2004 and 2005, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services of approximately 3.7% and an increase in general inpatient and continuous care revenues resulting from a shift in our level of care mix. As a percentage of gross revenue, general inpatient care and continuous home care increased from 6.5% and 0.5%, respectively, for the year ended December 31, 2004 to 6.9% and 2.6%, respectively, for the year ended December 31, 2005. General inpatient care and continuous home care gross revenue had an average gross revenue per day of $596 and $453, respectively, for the year ended December 31, 2005. The increase in net patient service revenue was offset by the Medicare cap contractual adjustment of $2.1 million and $12.0 million for the years ended December 31, 2004 and 2005, respectively. The Medicare cap contractual adjustment for the year ended December 31, 2005 includes $1.1 million for the estimated impact of potential revisions to the Medicare hospice per beneficiary cap amount for the Medicare cap years ended October 31, 2003 and 2004. Medicare revenues represented 92.5% and 92.1% of our net patient service revenue for the years ended December 31, 2004 and 2005, respectively. Medicaid revenues represented 4.1% and 4.9% of our net patient service revenue for the years ended December 31, 2004 and 2005, respectively.

Direct Hospice Care Expenses

Direct hospice care expenses increased $29.4 million, or 15.7%, from $187.9 million for the year ended December 31, 2004 to $217.3 million for the year ended December 31, 2005. Salaries, benefits and payroll tax expense increased $24.0 million, or 20.8%, from $114.9 million for the year ended December 31, 2004 to $138.9 million for the year ended December 31, 2005. This increase was primarily due to a significant growth in continuous home care revenues which require more labor hours, average annual salary increases of 3.0% to 4.0% compared to the prior year and additional employees to accommodate additional patient census growth at our existing hospice programs and our new hospice programs. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 32.8% to 36.4% for the years ended December 31, 2004 and 2005, respectively. Other direct hospice care expense increased $3.9 million, or 19.8%, from $19.9 million for the year ended December 31, 2004 to $23.8 million for the year ended December 31, 2005. This increase was primarily due to increases in employee mileage expense, contracted services and medical director fees. As a percentage of net patient service revenue, other direct hospice care expense increased from 5.7% to 6.2% for the years ended December 31, 2004 and 2005, respectively. Inpatient costs increased $2.3 million, or 24.6%, from $9.3 million for the year ended December 31, 2004 to $11.6 million for the year ended December 31, 2005. This increase was primarily due to the increase in general inpatient care revenue. As a percentage of net patient service revenue, inpatient costs increased from 2.6% to 3.0% for the years ended December 31, 2004 and 2005, respectively. Pharmacy expense decreased $1.7 million, or 7.4%, from $23.4 million for the year ended December 31, 2004 to $21.7 million for the year ended December 31, 2005 as a result of our electronic data collection and claims adjudication system which allows us to track pharmacy utilization in our hospice programs and manage our pharmacy costs more efficiently. As a percentage of net patient service revenue, pharmacy expenses decreased from 6.7% to 5.7% for the years ended December 31, 2004 and 2005, respectively. As a percentage of net patient service revenue, total direct hospice care expenses increased from 53.6% to 56.9% for the years ended December 31, 2004 and 2005, respectively, due primarily to the increases in salaries, benefits and payroll taxes.

General and Administrative Expenses

General and administrative expenses increased $17.2 million, or 18.3%, from $93.8 million for the year ended December 31, 2004 to $111.0 million for the year ended December 31, 2005. Salaries, benefits and payroll tax expense increased $6.6 million, or 11.5%, from $57.7 million for the year ended December 31, 2004 to $64.4 million for the year ended December 31, 2005. This increase was primarily due to average annual salary increases of 3.0% to 4.0%, and the hiring of additional billing coordinators and CERs at the hospice program level to support our business operations. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 16.5% to 16.9% for the years ended December 31, 2004 and 2005, respectively. Legal and accounting fees increased $2.9 million, or 128.0%, from $2.3 million for the year ended December 31, 2004 to $5.2 million for the year ended December 31, 2005 due primarily to legal costs incurred related to the DOJ investigation, the class action securities litigation and the shareholder derivative litigation. See Note 16 to our consolidated financial statements. Lease expense related to office leases increased $1.7 million, or 18.8%, from $9.2 million for the year ended December 31, 2004 to $10.9 million for the year ended December 31, 2005 due primarily to new and additional office leases for hospice programs. As a percentage of net patient service revenue, total general and administrative expenses increased from 26.8% to 29.1% for the years ended December 31, 2004 and 2005, respectively, due primarily to the increases in salaries, benefits and payroll tax expense, legal fees and lease expense.

Stock-Based Compensation Charges

Stock-based compensation charges increased $0.4 million, or 151.2%, from $0.3 million to $0.7 million for the years ended December 31, 2004 and 2005, respectively. For the years ended December 31, 2004 and 2005, charges of $0.2 million and $0.1 million, respectively, were recorded for stock options granted to management prior to our initial public offering with exercise prices below the then deemed fair value of our common stock. For the years ended December 31, 2004 and 2005, charges of $0.1 million and $0.6 million, respectively, were recorded for restricted stock award grants issued in 2004 and 2005 to certain executive officers and employees.

Government Settlement

We recorded a charge of $13.0 million during the quarter ended December 31, 2005 to recognize our estimated financial liability related to the anticipated settlement with the DOJ to resolve the civil investigation that focused primarily on certain of our patient certification, patient referral and coordination of benefits and practices. Payment of the settlement is anticipated to be made in 2006 after the negotiation and approval of a definitive settlement agreement with the DOJ and a definitive corporate integrity agreement with the OIG. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Provision for Uncollectible Accounts

Provision for uncollectible accounts decreased $3.6 million, or 45.1%, from $8.1 million to $4.5 million for the years ended December 31, 2004 and 2005, respectively, due to an improvement in the aging of accounts receivable, specifically, the reduction in accounts receivable greater than 120 days old and a reduction in the number of additional development requests (“ADRs”) from the Medicare fiscal intermediaries, which ultimately resulted in a reduction of denials and less write-offs of patient accounts. As a percentage of gross accounts receivable, accounts receivable greater than 120 days old decreased from 21.8% as of December 31, 2004 to 8.9% as of December 31, 2005. As a percentage of net patient service revenue, our provision for uncollectible accounts decreased from 2.3% for the year ended December 31, 2004 to 1.2% for the year ended December 31, 2005.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $0.4 million, or 11.7%, from $4.1 million to $4.5 million for the years ended December 31, 2004 and 2005, respectively. As a percentage of net patient service revenue, depreciation and amortization expense was 1.2% for both years ended December 31, 2004 and 2005, respectively.

Other Income (Expense)

Other income (expense) increased $0.9 million, or 374.3%, from $0.2 million to $1.1 million for the years ended December 31, 2004 and 2005, respectively. Interest income increased $1.0 million, or 273.5%, from $0.3 million to $1.3 million for the years ended December 31, 2004 and 2005, respectively, due to the average amount of cash invested increasing by approximately $23.7 million for the year ended December 31, 2005, compared to the year ended December 31, 2004. Interest expense increased $0.1 million, or 67.8%, from $118,000 to $198,000 for the years ended December 31, 2004 and 2005, respectively. Interest expense is primarily associated with the unused facility fee and amortization of deferred costs related to the revolving line of credit. See Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Provision for Income Taxes

Provision for income taxes was $21.3 million and $13.2 million for the years ended December 31, 2004 and 2005, respectively. We had an effective income tax rate of approximately 38% and 42% for the years ended December 31, 2004 and 2005, respectively. The 2005 effective income tax rate is higher due primarily to the non-deductibility of an estimated portion of the government settlement amount. See Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

General and Administrative Expenses

General and administrative expenses increased $21.0 million, or 28.9%, from $72.8 million to $93.8 million for the years ended December 31, 2003 and 2004, respectively. This increase was due to the growth of our operations, including hospice programs acquired and developed during 2003 and 2004. As a percentage of net patient service revenue, general and administrative expenses increased slightly from 26.5% to 26.8% for the years ended December 31, 2003 and 2004, respectively, due primarily to a non-recurring severance charge of approximately $1.0 million (pretax) related to an executive transition recorded during the three months ended December 31, 2004 and an increase in legal fees of $0.9 million for the year ended December 31, 2004 compared to the year ended December 31, 2003.

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

Provision for Uncollectible Accounts

Provision for uncollectible accounts increased $4.1 million, or 102.2%, from $4.0 million to $8.1 million for the years ended December 31, 2003 and 2004, respectively, due primarily to additional reserves for uncollectible accounts receivable related to Medicaid room and board services and, to a lesser extent, for additional reserves related to uncollectible accounts receivable related to Medicare resulting from ADRs from the Medicare fiscal intermediaries, which increased industry-wide and ultimately resulted in additional denials and write-offs of patient accounts. As a percentage of net patient service revenue, our provision for uncollectible accounts increased from 1.5% for the year ended December 31, 2003 to 2.3% for the year ended December 31, 2004, due primarily to the reasons noted above.

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

Other Income (Expense)

Other income (expense) remained constant at $0.2 million for the years ended December 31, 2003 and 2004. Interest income decreased $31,000, or 7.9%, from $390,000 to $359,000 for the years ended December 31, 2003 and 2004, respectively. Interest income is related to interest earned on cash investment fund balances. Interest expense decreased $22,000, or 15.7%, from $140,000 to $118,000 for the years ended December 31, 2003 and 2004, respectively. Interest expense for 2004 is primarily associated with the unused facility fee and amortization of deferred costs related to the revolving line of credit.

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

Liquidity and Capital Resources

Our principal liquidity requirements are for the $13.0 million DOJ settlement, acquisition and implementation of a new integrated billing, clinical management and electronic medical records system, stock repurchase program, working capital, development plans, hospice acquisitions, debt service and other capital expenditures. We finance these requirements primarily with existing funds, cash flows from operating activities, operating leases, and normal trade credit terms. As of December 31, 2005, we had cash and cash equivalents of $15.2 million and working capital of $61.6 million. At such date, we also had short-term investments of $48.3 million.

Cash provided by operating activities was $27.6 million, $47.2 million and $58.7 million for the years ended December 31, 2003, 2004 and 2005, respectively. The increases in cash provided by operations in 2003, 2004 and 2005 was primarily attributable to the net income generated during those years, increases in non-cash charges and changes in working capital. Our days outstanding in accounts receivable has decreased from 60 days as of December 31, 2003 to 49 days as of December 31, 2004 to 44 days as of December 31, 2005. The accrued Medicare cap contractual adjustment has increased from $1.2 million as of December 31, 2003 to $14.9 million as of December 31, 2005. Payments of $0.1 million and $0.4 million were made related to the Medicare cap contractual adjustments during the years ended December 31, 2003 and 2004, respectively. No payments were made for the Medicare cap contractual adjustments during the year ended December 31, 2005.

Investing activities, consisting primarily of cash paid to purchase hospice programs, procurement of licenses, property and equipment and to purchase short-term investments, used cash of $27.3 million, $41.2 million and $53.3 million for the years ended December 31, 2003, 2004 and 2005, respectively. We have also paid cash of $0.8 million related to the new integrated billing, clinical management and electronic medical records system as of December 31, 2005 and expect to pay an additional $5.2 million for license, maintenance and consulting fees related to the new billing system for the years ended December 31, 2006, 2007 and 2008.

Net cash provided by (used in) financing activities was $5.0 million, ($19.4 million) and ($15.0 million) for the years ended December 31, 2003, 2004 and 2005, respectively, and principally represented proceeds from the issuance of common stock, net of payments related to our stock repurchase programs for the years ended December 31, 2004 and 2005. See Note 4 to our consolidated financial statements.

On May 14, 2004, we entered into a credit agreement with General Electric Capital Corporation (as amended on November 1, 2004 and February 22, 2006, the “Credit Agreement”) that provides us with a $20.0 million revolving line of credit, subject to three separate $10.0 million increase options. The revolving line of credit will be used, if necessary, to fund future acquisitions, working capital, capital expenditures and general corporate purposes. Borrowings outstanding under the revolving line of credit will bear interest at our option either at LIBOR plus 2.5% or the higher of the prime rate or 50 basis points over the federal funds rate plus 0.5%. The revolving line of credit expires May 14, 2007. The revolving line of credit has an unused facility fee of 0.375% per annum. No amounts have been drawn on the revolving line of credit as of December 31, 2005. The revolving line of credit is secured by substantially all of our and our subsidiaries’ existing and after-acquired personal property assets and all after-acquired real property assets. We and our subsidiaries are subject to affirmative and negative covenants under the Credit Agreement. We are currently in compliance with all covenants under the Credit Agreement.

We have reached an agreement in principle with the DOJ to permanently settle for $13.0 million its investigation of certain of our patient certification, patient referral and coordination of benefits practices. Final resolution remains subject to the negotiation and approval of a definitive settlement agreement and definitive corporate integrity agreement. There can be no assurance that definitive agreements will be executed or that the agreements will not have a material adverse effect on our business and operations. See “Item 3. Legal Proceedings” and Notes 9 and 16 to our consolidated financial statements.

We expect that our principal liquidity requirements will be for the $13.0 million DOJ settlement, acquisition and implementation of a new integrated billing, clinical management and electronic medical records system, stock repurchase program, working capital, new hospice program development, hospice acquisitions, debt service and other capital expenditures. We expect that our existing funds, cash flows from operating activities, operating leases, normal trade credit terms and our revolving line of credit under the Credit Agreement will be sufficient to fund our principal liquidity requirements for at least 12 months following the date of this Annual Report on Form 10-K. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including receipt of payments for our services, changes in the Medicare per beneficiary cap amount, changes in Medicare payment rates, regulatory changes and compliance with new regulations, expense levels, capital expenditures, development of new hospices and acquisitions and government and private party legal proceedings and investigations.

Contractual Obligations

We have various contractual obligations as of December 31, 2005 that could impact our liquidity as summarized below:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Long-Term Debt	$9	$5	$4	$—	$—
Software License Fees	768	409	359	—	—
New Billing System	5,224	3,409	1,815	—	—
Operating Leases	36,564	9,325	13,384	6,989	6,866

Total Contractual Obligations	$42,565	$13,148	$15,562	$6,989	$6,866

Off-Balance Sheet Arrangements

As of December 31, 2005, we do not have any off-balance sheet arrangements.

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) issued FASB Statement 123R, “Share-Based Payment” (“Statement 123R”), which is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Statement 123R supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

In April 2005, the SEC amended the compliance dates for the application of Statement 123R. Statement 123R must be adopted for fiscal years that begin after September 15, 2005. We adopted Statement 123R on January 1, 2006.

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

We have elected the “modified prospective” method noted above beginning January 1, 2006.

The implementation of Statement 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position or liquidity. We are estimating additional compensation costs of approximately $4.5 million, net of tax, or $0.13 per diluted share due to the implementation of Statement 123R for the year ended December 31, 2006. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $6.9 million, $1.1 million and $0.9 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Payment, Legislative and Regulatory Changes

We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could materially adversely affect our net patient service revenue and profitability. For the year ended December 31, 2005, Medicare and Medicaid services constituted 92.1% and 4.9% of our net patient service revenue, respectively.

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

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005, and based on such evaluation have concluded that such disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 52 hereof.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Odyssey HealthCare, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that Odyssey HealthCare, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Odyssey HealthCare, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Odyssey HealthCare, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Odyssey HealthCare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Odyssey HealthCare, Inc. as of December 31, 2004 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Odyssey HealthCare, Inc. and our report dated March 8, 2006, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Dallas, Texas
March 8, 2006

Item 9B.	Other Information

All information required to be disclosed by us in a Current report on Form 8-K during the fourth quarter of the year ended December 31, 2005, has previously been reported on a Form 8-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information set forth under the headings “Proposal One — Election of Class II Directors,” “Directors,” “Code of Ethics,” “Meetings and Committees of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with our 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation” and “Performance Graph” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the heading “Security Ownership of Principal Stockholders and Management” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2006 Annual Meeting of Stockholders is incorporated herein by reference.

For information regarding common stock to be issued pursuant to equity-based compensation plans, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 13.	Certain Relationships and Related Transactions

The information set forth under the headings “Executive Compensation” and “Certain Relationships and Related Transactions” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the heading “Fees Paid to Independent Auditors” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2006 Annual Meeting of Stockholders is incorporated herein by reference.

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

(3) The following documents are filed or incorporated by reference as exhibits to this Annual Report on Form 10-K:

Exhibit
Number		Description

3.1	—	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Securities and Exchange Commission (the “Commission”) on September 13, 2001)
3.2	—	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
4.1	—	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on August 2, 2001)
4.2	—	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
4.3	—	Rights Agreement (the “Rights Agreement”) dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the Commission on December 8, 2001)
4.4	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))
10.1.1	—	Credit Agreement, dated May 14, 2004, among Odyssey HealthCare Operating A, LP, Odyssey HealthCare Operating B, LP and Hospice of the Palm Coast, Inc. as borrowers, Odyssey HealthCare Inc. as a credit party and the other credit parties signatory thereto, General Electric Capital Corporation as agent and lender, and the other lenders signatory thereto from to time (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 26, 2004)
10.1.2	—	Consent and Amendment No. 1 to Credit Agreement dated November 1, 2004. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2004)
10.2†	—	Employment Agreement, dated as of October 11, 2005, by and between Odyssey HealthCare, Inc. and Robert A. Lefton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on October 12, 2005)
10.3†	—	Employment Agreement, dated as of August 1, 2005, by and between Odyssey HealthCare, Inc. and Brenda A. Belger (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2005)
10.4†	—	Employment Agreement, dated as of August 1, 2005, by and between Odyssey HealthCare, Inc. and W. Bradley Bickham (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2005)
10.5†	—	Second Amended and Restated Employment Agreement, dated as of August 1, 2005, by and between Odyssey HealthCare, Inc. and Douglas B. Cannon (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2005)
10.6†	—	Employment Agreement, dated as of August 1, 2005, by and between Odyssey HealthCare, Inc. and Deborah A. Hoffpauir (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2005)
10.7†	—	Employment Agreement, dated as of August 1, 2005, by and between Odyssey HealthCare, Inc. and Kathleen A. Ventre (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2005)
10.8.1†	—	Odyssey HealthCare, Inc. Stock Option Plan (the “Stock Option Plan”) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10.8.2†	—	First Amendment to the Stock Option Plan, dated January 31, 2001 (incorporated by reference to Exhibit 10.5.2 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)

Exhibit
Number		Description

10.9.1†	—	2001 Equity-Based Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)
10.9.2†	—	First Amendment to the 2001 Equity-Based Compensation Plan, dated May 5, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission On May 5, 2005)
10.9.3†	—	Second Amendment to the 2001 Equity-Based Compensation Plan, dated May 5, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 8, 2005)
10.9.4†	—	Form of Restricted Stock Award Agreement pursuant to the 2001 Equity — Based Compensation Plan Management Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 12, 2005)
10.9.5†	—	Odyssey HealthCare, Inc. Equity-Based Compensation Plan Management Stock Option Agreement, dated October 11, 2005, by and between Odyssey HealthCare, Inc. and Robert A. Lefton (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on October 12, 2005)
10.10.1	—	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)
10.10.2	—	First Amendment to Employee Stock Purchase Plan, dated March 6, 2002 (incorporated by reference to Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K as filed with the Commission on March 20, 2002)
10.11†	—	Form of Indemnification Agreement between Odyssey HealthCare, Inc. and its directors and officers (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10.12.1	—	Promissory Note and Warrant Purchase Agreement, dated May 22, 1998, by and among Odyssey HealthCare, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10.12.2	—	Form of Warrant, dated May 22, 1998 (incorporated by reference to Exhibit 10.10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10.12.3	—	First Amendment to Warrants, dated December 6, 2000 (incorporated by reference to Exhibit 10.10.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on August 2, 2001)
10.13†	—	Separation Agreement and Release, dated January 19, 2005, between David C. Gasmire and Odyssey HealthCare, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 9, 2005)
21	—	Subsidiaries of Odyssey HealthCare, Inc.*
23.1	—	Consent of Ernst & Young LLP*
31.1	—	Certification required by Rule 13a-14(a), dated March 10, 2006, by Robert A. Lefton, Chief Executive Officer*
31.2	—	Certification required by Rule 13a-14(a), dated March 10, 2006, by Douglas B. Cannon, Chief Financial Officer*
32	—	Certification required by Rule 13a-14(b), dated March 10, 2006, by Robert A. Lefton, Chief Executive Officer, and Douglas B. Cannon, Chief Financial Officer**

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY HEALTHCARE, INC.

By:	/s/ ROBERT A. LEFTON
Robert A. Lefton
President and Chief Executive Officer

Date: March 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT A. LEFTON Robert A. Lefton	President, Chief Executive Officer, and Director	March 10, 2006

/s/ DOUGLAS B. CANNON Douglas B. Cannon	Senior Vice President, Chief Financial Officer, Assistant Secretary and Treasurer (Principal Financial and Accounting Officer)	March 10, 2006

/s/ RICHARD R. BURNHAM Richard R. Burnham	Chairman of the Board	March 10, 2006

/s/ JOHN K. CARLYLE John K. Carlyle	Director	March 10, 2006

/s/ DAVID W. CROSS David W. Cross	Director	March 10, 2006

/s/ PAUL J. FELDSTEIN Paul J. Feldstein	Director	March 10, 2006

/s/ MARTIN S. RASH Martin S. Rash	Director	March 10, 2006

/s/ SHAWN S. SCHABEL Shawn S. Schabel	Director	March 10, 2006

/s/ DAVID L. STEFFY David L. Steffy	Director	March 10, 2006

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Odyssey HealthCare, Inc.

We have audited the accompanying consolidated balance sheets of Odyssey HealthCare, Inc. and subsidiaries as of December 31, 2004 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odyssey HealthCare, Inc. and subsidiaries at December 31, 2004 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Odyssey HealthCare, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Dallas, Texas
March 8, 2006

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2005
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$24,851	$15,183
Short-term investments	8,407	48,286
Accounts receivable from patient services, net of allowance for uncollectible accounts of $3,862 and $2,029 at December 31, 2004 and 2005, respectively	59,376	59,911
Deferred tax assets	30	2,707
Income taxes receivable	1,679	—
Prepaid expenses and other current assets	3,823	4,251

Total current assets	98,166	130,338
Property and equipment, net of accumulated depreciation	7,490	11,629
Goodwill	93,933	98,163
Intangibles, net of accumulated amortization	4,502	4,837

Total assets	$204,091	$244,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,664	$2,989
Accrued compensation	10,331	12,100
Accrued nursing home costs	9,932	11,581
Accrued Medicare cap contractual adjustments	2,915	14,883
Accrued government settlement	—	13,000
Other accrued expenses	8,060	14,163
Current maturities of long-term debt	5	5

Total current liabilities	34,907	68,721
Long-term debt, less current maturities	9	4
Deferred tax liability	7,095	8,355
Other liabilities	—	589
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares — 75,000,000
Issued and outstanding shares — 36,750,917 at December 31, 2004 and 37,410,750 at December 31, 2005	37	37
Additional paid-in capital	95,822	101,346
Deferred compensation	(2,148)	(2,722)
Retained earnings	88,636	107,192
Treasury stock, at cost, 1,648,600 and 3,002,934 shares held at December 31, 2004 and 2005, respectively	(20,267)	(38,555)

Total stockholders’ equity	162,080	167,298

Total liabilities and stockholders’ equity	$204,091	$244,967

See accompanying notes.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2004	2005
	(In thousands, except per share amounts)

Net patient service revenue	$274,309	$350,276	$381,649
Operating expenses:
Direct hospice care	143,738	187,891	217,335
General and administrative	72,809	93,830	110,992
Stock-based compensation charges	409	287	721
Government settlement	—	—	13,000
Provision for uncollectible accounts	4,015	8,119	4,454
Depreciation	2,181	3,371	3,971
Amortization	361	690	564

	223,513	294,188	351,037

Income from operations	50,796	56,088	30,612
Other income (expense):
Interest income	390	359	1,341
Interest expense	(140)	(118)	(198)

	250	241	1,143

Income before provision for income taxes	51,046	56,329	31,755
Provision for income taxes	19,839	21,333	13,199

Net income	$31,207	$34,996	$18,556

Net income per common share:
Basic net income per common share	$0.87	$0.96	$0.54

Diluted net income per common share	$0.84	$0.93	$0.53

Weighted average shares outstanding:
Basic	35,945	36,445	34,384
Diluted	37,256	37,551	34,935

See accompanying notes.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional				Total
	Common Stock		Paid-in	Deferred	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Stock	Equity
	(Amounts in thousands)

Balance at January 1, 2003	35,067	$35	$79,191	$(726)	$22,433	$—	$100,933
Amortization of deferred compensation	—	—	—	409	—	—	409
Tax benefit related to stock option exercise	—	—	6,936	—	—	—	6,936
Exercise of stock options	1,450	2	5,238	—	—	—	5,240
Employee Stock Purchase Plan	30	—	—	—	—	—	—
Net income	—	—	—	—	31,207	—	31,207

Balance at December 31, 2003	36,547	37	91,365	(317)	53,640	—	144,725
Amortization of deferred compensation	—	—	—	287	—	—	287
Deferred compensation related to restricted stock awards	—	—	2,118	(2,118)	—	—	—
Tax benefit related to stock option exercises	—	—	1,129	—	—	—	1,129
Exercise of stock options	159	—	608	—	—	—	608
Employee Stock Purchase Plan	45	—	602	—	—	—	602
Purchase of treasury stock, at cost	—	—	—	—	—	(20,267)	(20,267)
Net income	—	—	—	—	34,996	—	34,996

Balance at December 31, 2004	36,751	37	95,822	(2,148)	88,636	(20,267)	162,080
Amortization of deferred compensation	—	—	—	721	—	—	721
Deferred compensation related to restricted stock awards	164	—	1,295	(1,295)	—	—	—
Tax benefit related to stock option exercises	—	—	930	—	—	—	930
Exercise of stock options	455	—	2,810	—	—	—	2,810
Employee Stock Purchase Plan	41	—	489	—	—	—	489
Purchase of treasury stock, at cost	—	—	—	—	—	(18,288)	(18,288)
Net income	—	—	—	—	18,556	—	18,556

Balance at December 31, 2005	37,411	$37	$101,346	$(2,722)	$107,192	$(38,555)	$167,298

See accompanying notes.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2004	2005
	(In thousands)

Operating Activities:
Net income	$31,207	$34,996	$18,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,542	4,061	4,535
Amortization of deferred charges and debt discount	25	68	109
Stock-based compensation	409	287	721
Deferred tax (benefit) expense	3,089	3,949	(1,417)
Tax benefit realized for stock option exercises	6,936	1,129	930
Provision for uncollectible accounts	4,015	8,119	4,454
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(27,585)	(8,600)	(4,989)
Other current assets	(2,706)	43	1,427
Accrued government settlement	—	—	13,000
Accounts payable, accrued nursing home costs, accrued Medicare cap contractual adjustments and other accrued expenses	9,673	3,128	21,339

Net cash provided by operating activities	27,605	47,180	58,665
Investing Activities:
Cash paid for acquisitions and procurement of licenses	(22,469)	(29,106)	(5,365)
Increase in short-term investments	(11)	(7,717)	(39,879)
Purchases of property and equipment	(4,775)	(4,403)	(8,095)

Net cash used in investing activities	(27,255)	(41,226)	(53,339)
Financing Activities:
Proceeds from issuance of common stock	5,240	1,210	3,299
Purchases of treasury stock	—	(20,267)	(18,288)
Proceeds from issuance of debt	13	—	—
Payments of debt issue costs	—	(327)	—
Payments on debt	(270)	(3)	(5)

Net cash provided by (used in) financing activities	4,983	(19,387)	(14,994)

Net increase (decrease) in cash and cash equivalents	5,333	(13,433)	(9,668)
Cash and cash equivalents, beginning of period	32,951	38,284	24,851

Cash and cash equivalents, end of period	$38,284	$24,851	$15,183

Supplemental cash flow information
Cash interest paid	$125	$34	$89
Income taxes paid	$11,513	$15,976	$11,248

See accompanying notes.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003, 2004 and 2005

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

The Company was incorporated on August 29, 1995 in the state of Delaware and, as of March 1, 2006, had 79 Medicare-certified hospice providers serving patients and their families in 30 states, with significant operations in Texas, California and Arizona.

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

Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents include currency, checks on hand, money market funds and overnight repurchase agreements of government securities. Short-term investments primarily include certificates of deposits and debt securities recorded at cost which approximates fair value. Initial maturities for short-term investments are less than one year.

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. Management estimates that the carrying amounts of the Company’s financial instruments included in the accompanying consolidated balance sheets are not materially different from their fair values.

Accounts Receivable

Accounts receivable represents amounts due from patients, third-party payors (principally the Medicare and Medicaid programs), and others for services rendered based on payment arrangements specific to each payor. Approximately 86.8% and 90.3% of the gross accounts receivable as of December 31, 2004 and 2005, respectively, represent amounts due from the Medicare and Medicaid programs. The Company maintains a policy for reserving for uncollectible accounts. The Company calculates the allowance for uncollectible accounts based on a formula tied to the aging of accounts receivable by payor class. The Company may also reserve for specific accounts that are determined to be uncollectible. Accounts are written off when all collection efforts are exhausted.

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

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or denials, which could have a material adverse effect on the Company’s financial condition and results of operations.

Goodwill and Other Non-Amortizable Assets

The Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002. Goodwill is the excess of the purchase price over the fair value of identifiable assets acquired. Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized but reviewed for impairment annually (during the fourth quarter) or more frequently if certain indicators arise. Goodwill is reviewed at the reporting unit level, which is defined in SFAS 142 as an operating segment or one level below an operating segment. The Company has defined their reporting units at the operating segment level. The Company determines the fair value of the reporting units using multiples of revenue. If the fair value of a reporting unit is less than the carrying value, then an indication of impairment exists. The amount of the impairment would be determined by estimating the fair values of the tangible and intangible assets and liabilities, with the remaining fair value assigned to goodwill. The amount of the impairment would be the difference between the carrying amount of the goodwill and the fair value of the goodwill. No impairment charges have been recorded as of December 31, 2005.

Net Patient Service Revenue

Net patient service revenue is reported at the estimated net realizable amounts from Medicare, Medicaid, commercial insurance and managed care payors, patients and others for services rendered to patients. To determine net patient service revenue, management adjusts gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap contractual adjustments. Net patient service revenue does not include charity care or the Medicaid room and board payments. Net patient service revenue is recognized in the month in which our services are delivered. The percentage of net patient service revenue derived under the Medicare and Medicaid programs was 96.9%, 96.6% and 97.0% for the years ended December 31, 2003, 2004 and 2005, respectively.

The Company is subject to two limitations on Medicare payments for services. With one limitation, if inpatient days of care provided to patients at a hospice exceeds 20% of the total days of hospice care provided for an annual period beginning on November 1st, then payment for days in excess of this limit are paid for at the routine home care rate. None of the Company’s hospice programs exceeded the payment limits on inpatient services for the years ended December 31, 2003, 2004, or 2005.

With the other limitation, overall payments made by Medicare to the Company on a per hospice program basis are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The Company accrued a Medicare cap contractual adjustment due to the Medicare cap totaling $12.0 million for the year ended December 31, 2005, which included a change in estimate for the 2003 and 2004 Medicare cap years. On August 26, 2005, the Centers for Medicare & Medicaid Services (“CMS”) issued change request transmittal 663 publishing the final Medicare per beneficiary cap amount of $19,778 for the 2005 Medicare cap year ended October 31, 2005 and indicating that the cap amount for the 2004 Medicare cap year ended October 31, 2004 was incorrectly computed. As a result, the accrued Medicare cap contractual adjustment of $12.0 million includes an additional $1.1 million for the 2003 and 2004 Medicare cap years for the estimated impact of the revised cap amounts.

For the Medicare cap years ended October 31, 2003 and 2004, $2.9 million was accrued for four hospice programs exceeding the Medicare cap as of September 30, 2004. For the Medicare cap year ended October 31, 2005, $7.7 million has been accrued for eleven hospice programs exceeding the Medicare cap as of September 30, 2005. For the Medicare cap year ending October 31, 2006, $4.3 million has been accrued for eighteen hospice programs exceeding the Medicare cap as of December 31, 2005. Payments of $0.1 million and $0.4 million were made related to the Medicare cap contractual adjustments for the years ended December 31, 2003 and 2004,

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. No payments were made during the year ended December 31, 2005 for any hospice programs exceeding Medicare cap due to the fact that the Company did not receive any notifications from CMS until January 2006. The Company will continue to review the adequacy of its accrued Medicare cap contractual adjustments on a quarterly basis.

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

Charity care, based on established charges, amounted to $2.9 million, $4.9 million and $4.6 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Direct Hospice Care Expenses

Direct hospice care expenses consist primarily of direct patient care salaries, employee benefits and payroll taxes. Direct hospice care expenses also include the cost of pharmaceuticals, medical equipment and supplies, inpatient arrangements, net nursing home costs, medical director fees, purchased services such as ambulance, infusion and radiology and reimbursement for mileage for the Company’s patient caregivers.

Property and Equipment and Other Intangible Assets

Property and equipment, including improvements to existing facilities, are recorded at cost. Depreciation and amortization are calculated principally using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for major asset categories are three to five years for leasehold improvements, three to five years for equipment and computer software, and five years for office furniture. Leasehold improvements are depreciated over the actual lease term of the office lease.

Other intangible assets are comprised of licenses, non-compete agreements and capitalized Certificate of Need (“CON”) costs. The non-compete agreements are being amortized based on the terms of their respective agreements. The CON costs related to the Company’s not-for-profit subsidiary are being amortized over 20 years. Licenses are not being amortized due to their indefinite lives but are reviewed annually for impairment.

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

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) issued FASB Statement 123R, “Share-Based Payment” (“Statement 123R”), which is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Statement 123R supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123R is similar to the approach described in

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

In April 2005, the SEC amended the compliance dates for the application of Statement 123R. Statement 123R must be adopted for fiscal years that begin after September 15, 2005. The Company adopted Statement 123R on January 1, 2006.

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

The Company elected the “modified prospective” method noted above beginning January 1, 2006.

The implementation of Statement 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position or liquidity. The Company is estimating additional compensation costs of approximately $4.5 million, net of tax, or $0.13 per diluted due to the implementation of Statement 123R for the year ended December 31, 2006. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were approximately $6.9 million, $1.1 million and $0.9 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding during the period plus the effect of dilutive securities, giving effect to the conversion of employee stock options, restricted stock awards and outstanding warrants (using the treasury stock method and considering the effect of unrecognized deferred compensation charges). Also see Note 8 to the Company’s consolidated financial statements.

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method, deferred taxes are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. Also see Note 14 to the Company’s consolidated financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General and Professional Liability Insurance

The Company maintains general (occurrence basis) and professional (claims made basis) liability insurance coverage on a company-wide basis with limits of liability of $1.0 million per occurrence and $3.0 million in the aggregate, both with a deductible of $50,000 per occurrence or claim. The Company also maintains workers’ compensation coverage, except in Texas, at the statutory limits and an employer’s liability policy with a $1.0 million limit per accident/employee, with a deductible of $500,000 per occurrence. In Texas, the Company does not subscribe to the state workers’ compensation program. For Texas, the Company maintains a separate employer’s excess indemnity coverage in the amount of $5.0 million per accident/employee and voluntary indemnity coverage in the amount of $5.0 million per accident/employee, with a $5.0 million aggregate limit. The Company also maintains a policy insuring hired and non-owned automobiles with a $2.0 million limit of liability and a $1.0 million deductible per occurrence. In addition, the Company maintains umbrella coverage with a limit of $20.0 million excess over the general, professional, hired and non-owned automobile and employer’s liability policies.

Nursing Home Costs

For patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, the Company contracts with nursing homes for the nursing homes’ provision to patients of room and board services. The state must pay the Company, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95% of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. Under the Company’s standard nursing home contracts, the Company pays the nursing home for these room and board services at the Medicaid daily nursing home rate. Nursing home costs are offset by nursing home net revenue, and the net amount is included in direct hospice care expenses. Nursing home costs totaled $55.5 million, $72.8 million and $81.1 million for the years ended December 31, 2003, 2004 and 2005, respectively. Nursing home net revenue totaled $53.9 million, $70.1 million and $77.8 million for the years ended December 31, 2003, 2004 and 2005, respectively. This resulted in net nursing home costs of $1.6 million, $2.7 million and $3.3 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Advertising Costs

The Company expenses all advertising costs as incurred, which totaled $0.3 million for each of the years ended December 31, 2003, 2004 and 2005.

Deferred Rent Liability

Payments under operating leases are recognized as rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreements is recognized as a deferred rent liability. Rent expense charged to operations exceeded actual rent payments by $0.7 million, $1.2 million and $1.7 million for the years ended December 31, 2003, 2004, and 2005, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management estimates include an allowance for uncollectible accounts and contractual allowances, accrued compensation, accrued Medicare cap contractual adjustments, accrued nursing home costs, accrued workers’ compensation, accrued patient care costs, accrued income taxes, accrued professional fees and goodwill and intangible asset impairment. Actual results could differ from those estimates.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Acquisitions

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

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005

In August 2005, the Company purchased substantially all the assets and business of Solari Hospice, Ltd., a hospice provider with operations located in Santa Ana, California. The purchase price totaled $2.5 million. Assets acquired include licenses of $0.1 million, a non-compete agreement of $0.1 million, and furniture and fixtures and goodwill of $2.3 million.

In August 2005, the Company purchased all the outstanding stock of At Home Hospice, Inc., a hospice provider with operations located in Huntsville, Alabama. The purchase price totaled $2.2 million. Assets and liabilities acquired included cash and accounts receivable of $0.2 million, licenses of $0.1 million, a non-compete agreement of $0.1 million, goodwill of $1.9 million and accounts payable and accrued liabilities of $0.1 million.

The Company has made acquisitions to expand its base of hospice locations. All acquisitions were accounted for under the purchase method of accounting. The results of operations have been included in the consolidated financial statements of the Company from the dates of acquisition.

Unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 2003, 2004 and 2005 are presented below. Such pro forma presentation has been prepared assuming that the acquisitions described above have been made as of January 1 of the year preceding the year of acquisition:

	Year Ended December 31,
	2003	2004	2005
	(In thousands, except per share amounts)

Pro forma net patient service revenue	$314,419	$359,294	$385,499
Pro forma net income	34,400	35,313	18,591
Pro forma net income per common share:
Basic	$0.96	$0.97	$0.54

Diluted	$0.92	$0.94	$0.53

3.	Intangible Assets

Goodwill allocated to the Company’s reportable segments at December 31, 2004 and 2005 is as follows (in thousands):

						North	South
	Northeast	Southeast	Central	South	Midwest	Texas	Texas	Mountain	West	Corporate	Total

January 1, 2004	$2,695	$993	$4,153	$15,711	$2,590	$5,165	$9,919	$20,036	$5,296	$120	66,678
Acquisitions	—	—	5,810	—	—	10,294	11,151	—	—	—	27,255
Reclasses	—	—	—	—	—	—	—	92	28	(120)	—

December 31, 2004	2,695	993	9,963	15,711	2,590	15,459	21,070	20,128	5,324	—	93,933
Acquisitions	—	—	—	1,924	—	—	—	—	2,306	—	4,230

December 31, 2005	$2,695	$993	$9,963	$17,635	$2,590	$15,459	$21,070	$20,128	$7,630	$—	$98,163

The Company’s total cumulative amortizable goodwill for tax purposes was $92.4 million and $94.7 million as of December 31, 2004 and 2005, respectively. The goodwill amortization expense and the expected amount to be deductible for tax purposes is $6.3 million and $6.5 million for the tax years ended December 31, 2004 and 2005, respectively.

Other indefinite lived assets are comprised of license agreements, which totaled $2.5 million and $2.7 million as of December 31, 2004 and 2005, respectively, and are included in intangibles in the accompanying consolidated

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheets. The Company does not believe there is any indication that the carrying value of the license agreements exceeds its fair value.

Intangible assets subject to amortization related to non-compete agreements are being amortized based on the terms of their respective agreements and totaled $1.0 million and $0.7 million (net of accumulated amortization of $1.1 million and $1.6 million) as of December 31, 2004 and 2005, respectively, and are included in intangibles in the accompanying consolidated balance sheets. Amortization expense of the assets that still require amortization under SFAS 142 was $0.7 million and $0.6 million for the years ended December 31, 2004 and 2005, respectively. Amortization expense relating to these intangible assets will be approximately $0.4 million, $0.2 million, and $0.1 million in 2006, 2007 and 2008, respectively.

Intangible assets subject to amortization related to CON costs are being amortized over a 20 year term and totaled $0.7 million and $1.2 million (net of accumulated amortization) as of December 31, 2004 and 2005, respectively, and are included in intangibles in the accompanying consolidated balance sheets.

Intangible assets subject to amortization for deferred costs related to the Credit Agreement described in Note 13 are being amortized over the three year term of the Credit Agreement which expires in May 2007. The deferred costs totaled $0.3 million and $0.2 million (net of accumulated amortization) as of December 31, 2004 and 2005, respectively, and are included in intangibles in the accompanying consolidated balance sheets.

4.	Common Stock

On February 24, 2003 and August 12, 2003, the Company completed two separate three-for-two stock splits, each payable in the form of a fifty percent stock dividend. The accompanying consolidated financial statements and notes thereto have been restated for all periods presented to reflect these stock dividends.

On November 1, 2004, the Company announced the adoption of an open market stock repurchase program to repurchase up to $30.0 million of the Company’s common stock over a nine-month period. The timing and the amount of any repurchase of shares during the nine-month period was determined by management based on its evaluation of market conditions and other factors. The Company completed its stock repurchase program in March 2005 and repurchased 2,515,434 shares of the Company’s common stock at a cost of $30.0 million (average cost of $11.93 per share). Stock repurchases were funded out of the Company’s working capital.

On August 11, 2005, the Company announced the adoption of a new stock repurchase program in which it intends to repurchase up to $20.0 million of the Company’s common stock. The Company intends to conduct the stock repurchase program in the open market over the twelve-month period from August 11, 2005. The timing and the amount of any repurchase of shares during the twelve-month period will be determined by management based on evaluation of market conditions and other factors. As of December 31, 2005, the Company had repurchased 487,500 shares of the Company’s common stock at a cost of $8.6 million (average cost of $17.55 per share). As of December 31, 2005, the Company had approximately 34.4 million shares outstanding. The Company may repurchase up to an additional $11.4 million of common stock under the new stock repurchase program. Stock repurchases are being funded out of the Company’s working capital.

5.	Series B Convertible Preferred Stock Warrants

In connection with the issuance of the $1.5 million convertible promissory notes on May 22, 1998, the Company issued Series B warrants to the lenders to purchase 0.2 million shares of Series B Convertible Preferred Stock for consideration of $0.017 per share. The warrants were valued at fair value, as determined by the Company, at $0.2 million. This was recorded as a discount on the convertible promissory notes as of December 31, 1998. The exercise price of the stock warrants was $0.83 and was adjusted from time to time as provided in the warrant purchase agreement. In December 2000, the warrants were amended such that upon completion of an initial public offering where the aggregate price paid for such shares by the public is equal to or greater than $20.0 million at a per share price of at least $4.00, the warrants were exercisable to purchase 0.2 million shares of the Company’s common

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock at an exercise price of $1.67 per share. This amendment eliminated the possibility of any additional shares of Series B Convertible Preferred Stock becoming outstanding after the completion of an initial public offering and did not provide the holders of the warrants any additional rights and, accordingly, no additional expense was recorded. Series B Convertible Preferred Stock warrants to purchase 30,587 shares of common stock remain outstanding as of December 31, 2005.

6.	Stock Options and Restricted Stock Awards

The Company no longer grants options under the Odyssey HealthCare, Inc. Stock Option Plan (“Stock Option Plan”). During 2001, the Company adopted the 2001 Equity-Based Compensation Plan (“Compensation Plan”). Awards of stock options and restricted stock under the Compensation Plan shall not exceed the lesser of 225,000,000 shares, or 10% of the total number of shares of common stock then outstanding, assuming the exercise of all outstanding options, warrants and the conversion or exchange or exercise of all securities convertible into or exchangeable or exercisable for common stock. In May 2005, shareholders of the Company approved an amendment to increase the number of common shares reserved and available for issuance from inception of the Compensation Plan to a total of 6,149,778 under the Compensation Plan.

At December 31, 2005 there were 217,370 and 3,758,906 options outstanding under the Stock Option Plan and the Compensation Plan, respectively, with exercise prices ranging from $0.05 to $30.64 per share. All options granted have five to ten year terms and vest over a four or five year term.

At December 31, 2005, there were 209,250 restricted stock awards outstanding under the Compensation Plan. These awards vest over a three or four year term.

There were 1,745,401, 366,330 and 1,416,293 shares available for issuance under the Compensation Plan as of December 31, 2003, 2004 and 2005, respectively.

A summary of stock option activity follows:

	Weighted
	Average
	Exercise Price	Options
	(In thousands, except dollar amounts)

Options outstanding at January 1, 2003	$4.51	2,858
Granted	$19.81	1,528
Cancelled	$13.42	(194)
Exercised	$3.04	(1,450)

Options outstanding at December 31, 2003	$12.85	2,742
Granted	$21.35	1,032
Cancelled	$19.11	(207)
Exercised	$3.89	(159)

Options outstanding at December 31, 2004	$15.57	3,408
Granted	$16.06	1,336
Cancelled	$16.78	(313)
Exercised	$6.61	(455)

Options outstanding at December 31, 2005	$16.67	3,976

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the stock options outstanding as of December 31, 2005:

		Weighted
		Average		Number
		Remaining	Number	Unvested
	Number	Contractual	Vested and	and Not
Exercise Price	Outstanding	Life (Years)	Exercisable	Exercisable
	(Amounts in thousands, except dollar and year amounts)

$0.05	1	0.91	1	—
$0.45	79	2.77	79	—
$1.38	106	4.86	90	16
$3.11	12	5.33	8	4
$5.78	19	5.67	7	12
$7.19	367	5.92	367	—
$11.27	104	6.58	92	12
$11.69	90	6.08	58	32
$11.90	50	9.33	—	50
$12.07	151	9.33	—	151
$12.10	266	8.88	52	214
$14.56	14	9.58	—	14
$15.14	20	9.50	—	20
$15.15	310	6.92	223	87
$15.25	104	7.08	48	56
$15.53	70	6.92	52	18
$15.55	500	9.75	—	500
$16.87	36	8.33	36	—
$17.00	18	8.58	4	14
$18.14	578	9.92	—	578
$18.76	31	7.42	31	—
$18.82	21	8.33	6	15
$20.00	34	7.42	34	—
$21.86	27	8.17	27	—
$22.33	382	7.50	382	—
$27.96	9	7.50	9	—
$28.48	142	7.50	142	—
$30.64	435	8.08	435	—

	3,976		2,183	1,793

7.	Stock-Based Compensation

Prior to 2001, the Company had two stock-based compensation plans which are described more fully in Note 6. The Company accounts for those plans under the recognition and measurement principles of APB 25. APB 25 uses the intrinsic value method to account for options granted to employees. Stock-based compensation is generally not recognized since the option price is typically equal to the market value of the underlying common stock on the date of grant. During the years ended December 31, 2000 and 2001, the Company recorded aggregate deferred compensation for employees of $2.1 million and $1.5 million, respectively, representing the difference between the exercise prices of the stock options granted in fiscal year 2000 and 2001 under the Odyssey HealthCare, Inc. Stock

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option Plan and 2001 Equity-Based Compensation Plan and the then deemed fair value of the common stock prior to the initial public offering (the “Offering”). These amounts are being amortized to operations using the graded method. Under the graded method, approximately 46%, 26%, 15%, 9% and 4%, respectively of each option’s compensation expense is recognized in each of the five years following the date of the grant. For the years ended December 31, 2003, 2004 and 2005, the Company amortized deferred compensation and recorded stock-based compensation expense in the amount of $0.4 million, $0.2 million and $0.1 million, respectively, related to these stock options.

During the year ended December 31, 2004, the Company also recorded aggregate deferred compensation for the issuance of grants related to 175,000 restricted stock awards to certain executive officers of $2.1 million, which represents the fair value of the awards based on the fair market value of the common stock of $12.10 per share on the date of grant which was November 18, 2004. This amount is being amortized to operations on a straight-line method over four years following the date of grant based on the respective four year vesting schedule. For the years ended December 31, 2004 and 2005, the Company amortized deferred compensation and recorded $0.1 million and $0.5 million, respectively, in stock-based compensation expense related to these restricted stock awards.

During the year ended December 31, 2005, the Company also recorded aggregate deferred compensation for the issuance of grants related to 78,000 restricted stock awards to certain employees of $1.3 million, which represents the fair value of the awards based on the fair market value of the common stock of $16.60 per share on the date of grant which was October 4, 2005. This amount is being amortized to operations on a straight-line method over three years following the date of grant based on the respective three year vesting schedule. For the year ended December 31, 2005, the Company amortized deferred compensation and recorded $0.1 million in stock-based compensation expense related to these restricted stock awards.

On December 8, 2005, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved the acceleration, in full, of the vesting of unvested stock options having an exercise price of $20.00 or greater granted under the Compensation Plan as amended, that are held by current employees and executive officers of the Company. Stock option awards granted from May 27, 2003 through February 26, 2004 with respect to approximately 492,061 shares of the Company’s common stock, including stock options with respect to approximately 382,500 shares of common stock that are held by executive officers of the Company, were subject to this accelerated vesting which was effective as of December 8, 2005.

As of December 8, 2005, these stock options had per share exercise prices equal to or in excess of the closing price of $19.48 per share of Common Stock as quoted on The Nasdaq National Market, and, accordingly, were “underwater.” The Company believes that, absent accelerated vesting, these underwater stock options do not serve to incentivize or retain employees. The Company expects that the accelerated vesting of these stock options will have a positive effect on employee morale, retention and perception of stock option value. The accelerated vesting will also eliminate the future compensation expense that the Company would otherwise recognize in its consolidated statement of operations with respect to these options at January 1, 2006 when Statement 123R became effective. The future expense that is eliminated as a result of the accelerated vesting of these stock options is approximately $5.9 million, or $3.6 million net of tax (of which approximately $3.8 million, or $2.3 million net of tax, is attributable to options held by executive officers of the Company). This is reflected in the pro forma footnote disclosure below for the year ended December 31, 2005.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based compensation.

	Year Ended December 31
	2003	2004	2005
	(In thousands)

Net income available to common stockholders, as reported	$31,207	$34,996	$18,556
Add: Stock-based employee compensation expense recorded, net of tax	249	178	421
Deduct: Fair value stock-based employee compensation expense, net of tax	(2,366)	(4,238)	(8,897)

Pro forma net income available to common stockholders	$29,090	$30,936	$10,080

Earnings per share:
Basic — as reported	$0.87	$0.96	$0.54
Add: Stock-based employee compensation expense recorded, net of tax	0.01	0.01	0.01
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.07)	(0.12)	(0.26)

Basic — pro forma	$0.81	$0.85	$0.29

Diluted — as reported	$0.84	$0.93	$0.53
Add: Stock-based employee compensation expense recorded, net of tax	0.00	0.00	0.01
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.06)	(0.11)	(0.25)

Diluted — pro forma	$0.78	$0.82	$0.29

The deemed fair value for options was estimated at the date of grant using the Black-Scholes Model, which considers volatility. The following table illustrates the weighted average assumptions for the years ended December 31:

	2003	2004	2005

Risk free interest rate	3.50%	3.44%	4.26%
Expected life	5 years	5 years	5 years
Expected volatility	1.558	0.603	0.347
Expected dividend yield	—	—	—

The weighted average deemed fair value of the options granted was $16.63, $11.92 and $6.05 in the years ended December 31, 2003, 2004 and 2005, respectively.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Net Income Per Common Share

The following table presents the calculation of basic and diluted net income per common share:

	Year Ended December 31,
	2003	2004	2005
	(In thousands, except per share amounts)

Numerator
Numerator for basic and diluted net income per share — net income available to common stockholders	$31,207	$34,996	$18,556

Denominator
Denominator for basic net income per share — weighted average shares outstanding	35,945	36,445	34,384
Effect of dilutive securities:
Employee stock options and restricted stock awards	1,281	1,076	522
Series B Preferred Stock Warrants convertible to common stock	30	30	29

Denominator for diluted net income per share — adjusted weighted average shares and assumed or actual conversions	37,256	37,551	34,935

Net income per common share:
Basic	$0.87	$0.96	$0.54

Diluted	$0.84	$0.93	$0.53

For the years ended December 31, 2003, 2004 and 2005, options outstanding of 239,662, 1,191,507 and 2,730,378, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common stock and thus the inclusion would have been antidilutive.

9.	Government Settlement

In September 2004, the Civil Division of the United States Department of Justice (“DOJ”) informed the Company that it was conducting an investigation of certain of the Company’s patient certification, patient referral and coordination of benefits practices. In July 2005, the DOJ informed the Company that the investigation stemmed from two qui tam actions filed under federal court seal in 2003, both of which remain under court seal. During February 2006, the Company announced an agreement in principle with the DOJ to permanently settle for $13.0 million the two qui tam actions and the related DOJ investigation. The settlement will result in the dismissal of both qui tam actions and will not involve the admission of any liability or acknowledgement of wrongdoing by the Company. Final resolution remains subject to the negotiation and approval of a definitive settlement agreement with the DOJ and a definitive corporate integrity agreement with the U.S. Department of Health and Human Services, Office of Inspector General. There can be no assurance that definitive agreements will be executed or that the agreements will not have a material adverse effect on the Company’s business and operations. The Company has recorded $13.0 million in expense for the year ended December 31, 2005 and expects payment of the settlement to occur during the second quarter of 2006.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Allowance for Uncollectible Accounts

The allowance for uncollectible accounts for patient accounts receivable is as follows:

	Balance at	Provision For	Write-Offs,	Balance at
	Beginning of	Uncollectible	Net of	End of
	Year	Accounts	Recoveries	Year
	(In thousands)

Year ended December 31, 2003	$2,962	$4,015	$(3,064)	$3,913
Year ended December 31, 2004	$3,913	$8,119	$(8,170)	$3,862
Year ended December 31, 2005	$3,862	$4,454	$(6,287)	$2,029

11.	Property and Equipment

Property and equipment is as follows:

	December 31,
	2004	2005
	(In thousands)

Office furniture	$4,030	$5,195
Computer hardware	3,940	4,758
Computer software	3,042	6,411
Equipment	968	1,152
Motor vehicles	97	106
Land	—	396
Leasehold improvements	3,776	5,531

	15,853	23,549
Less accumulated depreciation and amortization	8,363	11,920

	$7,490	$11,629

The Company has $1.4 million and $3.7 million in unamortized computer software costs as of December 31, 2004 and 2005, respectively. The Company recorded depreciation expense related to amortization of computer software costs of $0.4 million, $0.8 million and $1.0 million for the years ended December 31, 2003, 2004 and 2005, respectively.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Other Accrued Expenses

Other accrued expenses are as follows:

	December 31,
	2004	2005
	(In thousands)

Workers’ compensation	2,274	3,063
Inpatient	1,685	3,388
Rent	1,211	1,482
Pharmacy	1,038	1,047
Medical supplies and durable medical equipment	881	1,288
Property taxes	189	312
Medical director fees	144	295
Professional fees	121	520
Income taxes payable	—	526
New billing system and computer software	—	1,649
Other	517	593

	$8,060	$14,163

13.	Line of Credit and Long-Term Debt

Line of credit and long-term debt consists of the following:

	December 31,
	2004	2005
	(In thousands)

Leasehold improvement loans due between 2004 and 2008; interest at 6.50% and 10.37%	14	9
Less current maturities	5	5

	$9	$4

Scheduled principal repayments on debt outstanding as of December 31, 2005 for the next three years are as follows:

Principal
Repayment
Year	Amount

2006	$5,000
2007	2,000
2008	2,000

$9,000

On May 14, 2004, the Company entered into a credit agreement with General Electric Capital Corporation (as amended on November 1, 2004 and February 22, 2006, the “Credit Agreement”) that provides the Company with a $20.0 million revolving line of credit, subject to three separate $10.0 million increase options. The revolving line of credit will be used, if necessary, to fund future acquisitions, working capital, capital expenditures, and general corporate purposes. Borrowings outstanding under the revolving line of credit will bear interest at LIBOR plus 2.5% or the higher of the prime rate or 50 basis points over the federal funds rate plus 0.5%. The revolving line of credit expires May 14, 2007. The revolving line of credit has an unused facility fee of 0.375% per annum. No amounts

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have been drawn on the revolving line of credit as of December 31, 2005. The revolving line of credit is secured by substantially all of the Company’s and its subsidiaries’ existing and after-acquired personal property assets and all after-acquired real property assets. The Company and its subsidiaries are subject to affirmative and negative covenants under the Credit Agreement. The Company is currently in compliance with all covenants under the Credit Agreement.

14.	Income Taxes

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2004	2005
	(In thousands)

Deferred tax assets:
Accounts receivable	$(966)	$(2,292)
Insurance	(606)	(487)
Accrued compensation	727	872
Workers’ compensation	875	1,172
Government settlement	—	3,442

	30	2,707
Deferred tax liabilities:
Amortizable and depreciable assets	(6,931)	(8,257)
Other	(164)	(98)

	(7,095)	(8,355)

Net deferred tax liabilities	$(7,065)	$(5,648)

The components of the Company’s income tax expense are as follows:

	Year Ended December 31,
	2003	2004	2005
	(In thousands)

Current:
Federal	$14,914	$14,968	$13,093
State	1,836	2,416	1,523

	16,750	17,384	14,616
Deferred:
Federal	2,629	3,357	(1,239)
State	460	592	(178)

	3,089	3,949	(1,417)

	$19,839	$21,333	$13,199

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of income tax expense computed at the federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,
	2003		2004		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Tax at federal statutory rate	$17,866	35%	$19,715	35%	$11,114	35%
State income tax, net of federal benefit	1,452	3	1,955	3	973	4
Stock-based compensation charges	(94)	—	101	—	30	—
Non-deductible portion of government settlement	—	—	—	—	1,400	4
Municipal interest income	—	—	—	—	(391)	(1)
Other non-deductible expenses and other	615	1	(438)	—	73	—

	$19,839	39%	$21,333	38%	$13,199	42%

15.	Retirement Plan

The Company sponsors a 401(k) plan, which is available to substantially all employees after meeting certain eligibility requirements. The plan provides for contributions by the employees based on a percentage of their income. The Company at its discretion may make contributions. Matching contributions totaled $0.6 million, $0.7 million and $0.7 million for the years ended December 31, 2003, 2004 and 2005, respectively.

16.	Commitments and Contingencies

Leases

The Company leases office space and equipment at its various locations. Most of the Company’s lease terms have escalation clauses and renewal options, typically, equal to the original lease term. Total rental expense was approximately $7.0 million, $9.2 million and $10.9 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Future minimum rental commitments under noncancelable operating leases for the years subsequent to December 31, 2005, are as follows (in thousands):

2006	$9,325
2007	7,575
2008	5,809
2009	4,200
2010	2,789
Thereafter	6,866

$36,564

Contingencies

The Company and its former Chief Executive Officers and its current Chief Financial Officer are defendants in a lawsuit originally filed on April 21, 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Francis Layher, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased or otherwise acquired the Company’s publicly traded securities

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between May 5, 2003 and February 23, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Nine similar lawsuits were also filed in May and September of 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Kenneth L. Friedman, Trudy J. Nomm, Eva S. Caldarola, Michael Schaufuss, Duane Liffrig and G.A. Allsmiller on behalf of the same plaintiff class, making substantially similar allegations and seeking substantially similar damages. All of these lawsuits were transferred to a single judge and consolidated into a single action. Lead plaintiffs and lead counsel have been appointed and the consolidated complaint was filed on December 20, 2004 which, among other things, extended the putative class period to October 18, 2005. The Company has filed a motion to dismiss the lawsuit. The Company’s motion to dismiss the lawsuit was granted on September 30, 2005. The District Court also granted plaintiffs the right to amend their complaint. Plaintiffs filed an amended complaint on October 31, 2005. The Company has filed a motion to dismiss the amended consolidated complaint and are currently awaiting a decision on our motion to dismiss. While the Company cannot predict the outcome of these matters, it believes that the plaintiffs’ claims are without merit, it denies the allegations in the complaints, and it intends to vigorously defend the lawsuits. If any of these matters were successfully asserted against the Company, there could be a material adverse effect on the Company.

On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against the former Chief Executive Officers and current Chief Financial Officer, Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs of the Company and seven of the current members of the board of directors of the Company and two former members of the board of directors of the Company. The complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, members of the board of directors and two former members of the board of directors. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the named executive officers, members of the board of directors and former members of the board of directors. No damages are sought from the Company. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of the Company, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and has been consolidated with the above lawsuit filed by Mr. Connolly. On March 6, 2006, plaintiffs filed an amended consolidated complaint making substantially similar claims as those in the original complaint. While the Company cannot predict the outcome of these matters, the Company believes that the plaintiffs’ claims are without merit.

In September 2004, the DOJ informed the Company that it was conducting an investigation of certain Company patient certification, patient referral and coordination of benefits practices. In July 2005, DOJ informed the Company that the investigation stemmed from two qui tam actions filed under federal court seal in 2003, both of which remain under court seal. The Company has reached an agreement in principle with the DOJ to permanently settle for $13.0 million the two qui tam actions and the related DOJ investigation. The settlement will result in the dismissal of both qui tam actions and will not involve the admission of any liability or acknowledgement of wrongdoing by the Company. Final resolution remains subject to the negotiation and approval of a definitive settlement agreement with the DOJ and a definitive corporate integrity agreement with the U.S. Department of Health and Human Services, Office of Inspector General. There can be no assurance that definitive agreements will be executed or that the agreements will not have a material adverse effect on the Company’s business and operations.

On December 30, 2004, in the United States District Court for the Northern District of Texas, Dallas Division, John O. Hanson brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against the former Chief Executive Officers, current Chief Financial Officer and seven of the current members of the

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

board of directors of the Company and a former member of the board of directors of the Company. The complaint alleges breach of fiduciary duty, abuse of control, aiding and abetting breach of fiduciary duty and gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, members of the board of directors and former member of the board of directors. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the named executive officers, members of the board of directors and former member of the board of directors. No damages are sought from the Company. The lawsuit has been voluntarily stayed by the parties until a final determination on the motion to dismiss that is currently pending in the class action securities litigation previously filed in the United States District Court for the Northern District of Texas, Dallas Division. While the Company cannot predict the outcome of this matter, the Company believes that plaintiff’s claims are without merit.

On September 8, 2005, in the United States District Court for the Northern District of Texas, Dallas Division, Lisa Moats brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against two former Chief Executive Officers, the current Chief Financial Officer, the current Chief Operating Officer, and seven current members of the board of directors of the Company and a former member of the board of directors of the Company. The complaint alleges breach of fiduciary duty of good faith on the part of each of the named current and former executive officers, each named current members of the board of directors and named former member of the board of directors. The complaint seeks unspecified amounts of compensatory damages, as well as costs, including legal fees from the named current and former executive officers, named current members of the board of directors and named former member of the board of directors. No damages are sought from the Company. The lawsuit has been voluntarily stayed by the parties until a final determination on the motion to dismiss that is currently pending in the class action securities litigation previously filed in the United States District Court for the Northern District of Texas, Dallas Division.

If any of these matters were successfully asserted against the Company, there could be a material adverse effect on the Company. From time to time, the Company may be involved in other litigation matters relating to claims that arise in the ordinary course of its business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to the Company, the Company does not believe that the resolution of these other litigation matters to which the Company is currently a party will have a material adverse effect on the Company. Except for the $13.0 million that the Company has accrued for the settlement of the DOJ investigation, as of December 31, 2005, the Company has not accrued any amounts related to the other litigation matters discussed above.

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

	Year Ended December 31,
	2003	2004	2005
	(In thousands)

Net patient service revenue:
Northeast	$15,730	$16,885	$23,711
Southeast	12,426	16,888	18,404
Central	23,051	26,550	27,566
South	41,073	49,320	53,861
Midwest	25,345	34,111	38,630
North Texas	32,012	43,662	43,874
South Texas	29,181	46,678	48,521
Mountain	57,360	69,138	69,583
West	38,131	47,059	58,774
Corporate	—	(15)	(1,275)

	$274,309	$350,276	$381,649

Direct hospice care expenses:
Northeast	$8,051	$9,795	$14,199
Southeast	6,349	8,906	11,361
Central	11,740	15,460	17,083
South	21,208	25,016	29,836
Midwest	13,175	16,953	19,991
North Texas	18,327	24,365	25,137
South Texas	16,605	26,362	28,911
Mountain	29,249	36,957	40,060
West	19,629	24,054	30,757
Corporate	(595)	23	—

	$143,738	$187,891	$217,335

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2003	2004	2005
	(In thousands)

Income (loss) from operations:
Northeast	$3,984	$1,648	$2,307
Southeast	3,525	3,395	2,216
Central	6,327	4,616	3,347
South	11,678	13,756	12,497
Midwest	5,999	9,521	9,657
North Texas	8,055	11,343	10,470
South Texas	6,847	11,910	9,528
Mountain	18,227	18,861	15,827
West	10,845	13,522	17,188
Corporate	(24,691)	(32,484)	(52,425)

	$50,796	$56,088	$30,612

	Year Ended December 31,
	2003	2004	2005

Average Daily Census:
Northeast	346	362	484
Southeast	259	365	394
Central	566	657	655
South	1,019	1,188	1,253
Midwest	559	733	806
North Texas	747	983	963
South Texas	693	1,060	1,043
Mountain	1,094	1,379	1,403
West	736	877	1,033

	6,019	7,604	8,034

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2004	2005
	(In thousands)

Total Assets:
Northeast	$6,192	$6,984
Southeast	4,773	5,109
Central	14,480	15,267
South	24,689	28,089
Midwest	11,561	11,556
North Texas	22,419	22,134
South Texas	29,669	31,046
Mountain	33,971	30,491
West	14,627	18,667
Corporate	41,710	75,624

	$204,091	$244,967

18.	Fair Values of Financial Instruments

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

The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2004 and 2005 are as follows:

	2004		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Cash and cash equivalents	$24,851	$24,851	$15,183	$15,183
Short-term investments	$8,407	$8,407	$48,286	$48,286
Long-term debt (including current maturities)	$14	$14	$9	$9

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Unaudited Quarterly Financial Information

The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein:

	2005 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Total net revenues	$87,828	$93,170	$98,894	$101,757
Net income (loss)	$5,343	$7,257	$7,747	$(1,791)
Net income (loss) per share — Basic	$0.15	$0.21	$0.23	$(0.05)
Net income (loss) per share — Diluted	$0.15	$0.21	$0.22	$(0.05)
Weighted average shares outstanding — Basic	34,854	34,343	34,218	34,129
Weighted average shares outstanding — Diluted	35,376	34,935	35,074	34,129

	2004 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Total revenues	$84,690	$86,818	$87,462	$91,306
Net income	$7,903	$9,310	$9,003	$8,780
Net income per share — Basic	$0.22	$0.25	$0.25	$0.24
Net income per share — Diluted	$0.21	$0.25	$0.24	$0.24
Weighted average shares outstanding — Basic	36,559	36,608	36,653	35,963
Weighted average shares outstanding — Diluted	37,882	37,586	37,586	36,637