Form 10-Q
period 2006-03-31
ODYSSEY HEALTHCARE INC
filed 2006-05-09
CIK 1129623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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
Yes ☐       No ☑
     The number of outstanding shares of the issuer’s common stock as of May 5, 2006 was as follows: 34,563,228 shares of Common Stock, $0.001 par value per share.

FORM 10-Q
ODYSSEY HEALTHCARE, INC.
FOR THE QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	MARCH 31,
	2005	2006
	(IN THOUSANDS, EXCEPT
	SHARE AND PER SHARE
	AMOUNTS)
	(AUDITED)	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$15,183	$15,262
Short-term investments	48,286	60,442
Accounts receivable from patient services, net of allowance for uncollectible accounts of $2,029 and $2,205 at December 31, 2005 and March 31, 2006, respectively	59,911	58,435
Deferred tax assets	2,707	3,144
Prepaid expenses and other current assets	4,251	3,960

Total current assets	130,338	141,243
Property and equipment, net of accumulated depreciation	11,629	13,007
Goodwill	98,163	98,163
Intangibles, net of accumulated amortization	4,837	4,657

Total assets	$244,967	$257,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,989	$3,492
Accrued compensation	12,100	12,002
Accrued nursing home costs	11,581	11,893
Accrued Medicare cap contractual adjustments	14,883	15,972
Accrued government settlement	13,000	13,000
Other accrued expenses	14,163	16,807
Current maturities of long-term debt	5	5

Total current liabilities	68,721	73,171
Long-term debt, less current maturities	4	3
Deferred tax liability	8,355	8,341
Other liabilities	589	582
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares — 75,000,000
Issued shares — 37,410,750 and 37,664,169 at December 31, 2005 and March 31, 2006, respectively	37	38
Additional paid-in capital	98,624	102,459
Retained earnings	107,192	113,030
Treasury stock, at cost, 3,002,934 and 3,120,934 shares held at December 31, 2005 and March 31, 2006, respectively	(38,555)	(40,554)

Total stockholders’ equity	167,298	174,973

Total liabilities and stockholders’ equity	$244,967	$257,070

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED
	MARCH 31,
	2005	2006
	(IN THOUSANDS, EXCEPT PER
	SHARE AMOUNTS)
	(UNAUDITED)
Net patient service revenue	$87,828	$103,584
Operating expenses:
Direct hospice care	48,425	61,482
General and administrative	26,947	29,125
Stock-based compensation	157	1,514
Provision for uncollectible accounts	2,587	1,391
Depreciation	903	1,188
Amortization	147	130

	79,166	94,830

Income from operations	8,662	8,754
Other income (expense):
Interest income	169	552
Interest expense	(46)	(48)

	123	504

Income before provision for income taxes	8,785	9,258
Provision for income taxes	3,442	3,420

Net income	$5,343	$5,838

Net income per common share:
Basic	$0.15	$0.17

Diluted	$0.15	$0.17

Weighted average shares outstanding:
Basic	34,854	34,299
Diluted	35,376	34,844
The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31,
	2005	2006
	(IN THOUSANDS)
	(UNAUDITED)
Operating Activities
Net income	$5,343	$5,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,050	1,318
Amortization of debt issue costs	27	29
Stock-based compensation	157	1,514
Deferred tax expense (benefit)	405	(451)
Tax benefit realized for stock option exercises	359	(594)
Provision for uncollectible accounts	2,587	1,391
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	946	85
Other current assets	(293)	291
Accounts payable, accrued nursing home costs, accrued Medicare cap contractual adjustments and other accrued expenses	3,710	5,037

Net cash provided by operating activities	14,291	14,458
Investing Activities
Cash paid for acquisitions and procurement of licenses	(107)	21
Increase in short-term investments	(6,020)	(12,156)
Purchases of property and equipment	(431)	(2,566)

Net cash used in investing activities	(6,558)	(14,701)
Financing Activities
Proceeds from issuance of common stock	99	1,728
Tax benefit realized for stock option exercises	—	594
Purchases of treasury stock	(9,733)	(1,999)
Payments on debt	(1)	(1)

Net cash (used in) provided by financing activities	(9,635)	322

Net (decrease) increase in cash and cash equivalents	(1,902)	79
Cash and cash equivalents, beginning of period	24,851	15,183

Cash and cash equivalents, end of period	$22,949	$15,262

Supplemental cash flow information
Interest paid	$19	$19
Income taxes paid	$3,869	$—
The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2005 AND 2006
1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements of Odyssey HealthCare, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2006.
     The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.
USE OF ESTIMATES
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management estimates include an allowance for uncollectible accounts and contractual allowances, accrued compensation, accrued Medicare cap contractual adjustments, accrued nursing home costs, accrued workers’ compensation, accrued patient care costs, accrued income taxes, accrued professional fees, goodwill and intangible asset impairment and stock-based compensation. Actual results could differ from those estimates.
2. STOCK BENEFIT PLANS
     At March 31, 2006, the Company has share-based compensation plans that prior to January 1, 2006, were accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”. APB 25 used the intrinsic value method to account for options granted to employees.
     Effective January 1, 2006 the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this method, stock compensation expense is recognized beginning January 1, 2006 for all share-based payments granted prior to, but not yet vested at, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and for all share-based payments granted subsequent to January 1, 2006 at the grant date fair value, using estimated forfeitures. Prior periods have not been restated.
     The following table illustrates the impact of adopting SFAS 123R on the consolidated statement of income for the three months ended March 31, 2006 (amounts in thousands, except per share information):

Impact of
Adopting
SFAS 123R
Income before provision for income taxes	$1,273
Net income	$803
Basic net income per share	$0.02
Diluted net income per share	$0.02
     Prior to adopting SFAS 123R, the Company presented all benefits of tax deductions for share-based compensation as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires that the tax benefit in excess of compensation costs be classified as financing cash flows. As a result of adopting SFAS 123R, the Company reported a reduction of cash flow from operations and a corresponding increase to cash flow from financing activities of $0.6 million for the three months ended March 31, 2006.
     The Company no longer grants options under the Odyssey HealthCare, Inc. Stock Option Plan (“Stock Option Plan”). During 2001, the Company adopted the 2001 Equity-Based Compensation Plan (“Compensation Plan”). Awards of stock options and restricted stock under the Compensation Plan shall not exceed the lesser of 225,000,000 shares, or 10% of the total number of shares of common stock then outstanding, assuming the exercise of all outstanding options, warrants and the conversion or exchange or exercise of all securities convertible into or exchangeable or exercisable for common stock. In May 2005, shareholders of the Company approved an amendment to increase the number of common shares reserved and available for issuance from inception of the Compensation Plan to a total of 6,149,778 shares under the Compensation Plan.
     At March 31, 2006 there were 203,870 and 3,847,725 options outstanding under the Stock Option Plan and the Compensation Plan, respectively, with exercise prices ranging from $0.05 to $30.64 per share. Most options granted have five to ten year terms and vest over a four or five year term.
     At March 31, 2006, there were 209,250 restricted stock awards outstanding under the Compensation Plan which are described in more detail below.
     In November 2004, the Company issued grants related to 175,000 restricted stock awards to certain executive officers for $2.1 million which represents the fair value of the awards based on the fair market value of the common stock of $12.10 per share on the date of grant, which was November 18, 2004. This amount will be recognized as stock based compensation on a straight-line basis over the four year period following the date of grant, which is based on the four year vesting schedule applicable to the grant. For each of the three months ended March 31, 2005 and 2006, the Company recorded stock based compensation of $0.1 million related to these restricted stock awards. As of March 31, 2006, there are 131,250 restricted stock awards outstanding.
     During October 2005, the Company issued grants related to 84,000 restricted stock awards to certain employees for $1.3 million which represents the fair value of the awards based on the fair market value of the common stock of $16.60 per share on the date of grant, which was October 4, 2005. This amount will be recognized as stock based compensation on a straight-line basis over the three year period following the date of grant, which is based on the three year vesting schedule applicable to the grant. For the three months ended March 31, 2006, the Company recorded $0.1 million in stock-based compensation expense related to these restricted stock awards. As of March 31, 2006, there are 78,000 restricted stock awards outstanding. 6,000 awards were forfeited due to the termination of one employee who had received a grant.
     Under APB No. 25, The Company recognized the full fair value of the shares of nonvested restricted stock awards and recorded an offsetting deferred compensation balance within equity for the unrecognized compensation cost. SFAS 123R prohibits this “gross-up” of stockholders’ equity. As a result, we have reclassified the unearned compensation balance into equity for all periods presented and upon the effective date of the adoption of SFAS 123R, compensation cost is recognized over the requisite service period with an offsetting credit to equity and the full fair value of the share-based payment is not recognized until the instrument is vested.
     There were 1,165,555 shares available for issuance under the Compensation Plan as of March 31, 2006.

     On December 8, 2005, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved the acceleration, in full, of the vesting of unvested stock options having an exercise price of $20.00 or greater granted under the Compensation Plan as amended, that were held by current employees and executive officers of the Company. Stock option awards granted from May 27, 2003 through February 26, 2004 with respect to approximately 492,061 shares of the Company’s common stock, including stock options with respect to approximately 382,500 shares of common stock that are held by executive officers of the Company, were subject to this accelerated vesting which was effective as of December 8, 2005.
     As of December 8, 2005, these stock options had per share exercise prices equal to or in excess of the closing price of $19.48 per share of Common Stock as quoted on The Nasdaq National Market, and, accordingly, were “underwater.” The Company believes that, absent accelerated vesting, these underwater stock options do not serve to incentivize or retain employees. The Company expects that the accelerated vesting of these stock options will have a positive effect on employee morale, retention and perception of stock option value. The accelerated vesting will also eliminate the future compensation expense that the Company would otherwise recognize in its consolidated statement of operations with respect to these options at January 1, 2006 when SFAS 123R became effective. The future expense that is eliminated as a result of the accelerated vesting of these stock options is approximately $5.9 million, or $3.7 million net of tax (of which approximately $3.8 million, or $2.4 million net of tax, is attributable to options held by executive officers of the Company).
     The following weighted average assumptions were used in the Black-Scholes option pricing model for stock options granted during the three months ended March 31, 2006.

Risk free interest rate	4.50%
Expected life	5 years
Expected volatility	34.6%
Expected dividend yield	—
     The Company recorded $1.5 million in stock based compensation expense for the three months ended March 31, 2006 for awards under the Compensation Plan and the Stock Option Plan.
     The following table illustrates the effect on income from continuing operations, net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based compensation plans prior to adoption of SFAS 123R:

THREE MONTHS ENDED
MARCH 31, 2005
(IN THOUSANDS, EXCEPT PER
SHARE AMOUNTS)
Net income, as reported	$5,343
Add: Stock-based employee compensation expense recorded, net of tax	96
Deduct: Fair value stock-based employee compensation expense, net of tax	(1,130)

Pro forma net income	$4,309

Earnings per share:
Basic — as reported	$0.15
Add: Stock-based employee compensation expense recorded, net of tax	—
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.03)

Basic — pro forma	$0.12

Diluted — as reported	$0.15
Add: Stock-based employee compensation expense recorded, net of tax	—
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.03)

Diluted — pro forma	$0.12

     A summary of stock option activity under the Company’s stock compensation plans at March 31, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at January 1, 2006	3,976,276	$16.67
Granted	336,000	$18.94
Exercised	175,419	$8.06
Cancelled	85,262	$14.98

Outstanding at March 31, 2006	4,051,595	$17.26	7.95	$13,557,582

Exercisable at March 31, 2006	1,997,513	$18.92	6.81	$7,521,997

     The weighted-average grant-date fair value of options granted was $7.21 for the three months ended March 31, 2006. No options were granted by the Company during the three months ended March 31, 2005. The total intrinsic value of options exercised was $0.9 million and $1.7 million during the three months ended March 31, 2005 and 2006, respectively. The total fair value of shares vested was $0.6 million during the three months ended March 31, 2006.
     A summary of the Company’s non-vested shares including restricted shares at March 31, 2006 is presented below:

	Compensation Plan		Stock Option Plan
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1, 2006	2,064,830	$7.02	30,612	$1.41
Granted	336,000	$7.21	—	$—
Vested	81,816	$7.40	7,875	$2.37
Cancelled	78,419	$5.83	—	$—

Nonvested at March 31, 2006	2,240,595	$7.07	22,737	$0.91

     At March 31, 2006, there was $14.5 million (pretax) of total unrecognized stock based compensation expense related to the Company’s non-vested stock based compensation plans which is expected to be recognized over a weighted-average period of 3.1 years.
     Cash received from stock option exercises under stock based payment arrangements during the three months ended March 31, 2006 was $1.7 million.

3. NET INCOME PER COMMON SHARE
     The following table presents the calculation of basic and diluted net income per common share:

	THREE MONTHS ENDED
	MARCH 31,
	2005	2006
	(IN THOUSANDS, EXCEPT PER
	SHARE AMOUNTS)
Numerator
Numerator for diluted net income per share — net income	$5,343	$5,838

Denominator
Denominator for basic net income per share — weighted average shares	34,854	34,299
Effect of dilutive securities:
Employee stock options	493	515
Series B Preferred Stock Warrants convertible to common stock	29	30

Denominator for diluted net income per share — adjusted weighted average shares and assumed or actual conversions	35,376	34,844

Net income per common share:
Basic	$0.15	$0.17

Diluted	$0.15	$0.17

     For the three months ended March 31, 2005 and 2006, options outstanding of 2,279,561 and 2,563,587, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares and thus the inclusion would have been antidilutive.
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
     On August 11, 2005, the Company announced the adoption of a new stock repurchase program in which it intends to repurchase up to $20.0 million of the Company’s common stock. The Company intends to conduct the stock repurchase program in the open market over the twelve-month period that commenced on August 11, 2005. The timing and the amount of any repurchase of shares during the twelve-month period will be determined by management based on its evaluation of market conditions and other factors. As of March 31, 2006, the Company had repurchased 605,500 shares of the Company’s common stock at a cost of $10.6 million (average cost of $17.43 per share). As of March 31, 2006, the Company had approximately 34.5 million shares outstanding. The Company may repurchase up to an additional $9.4 million of common stock under the new stock repurchase program. Stock repurchases are being funded out of the Company’s working capital.

5. OTHER ACCRUED EXPENSES
     Other accrued expenses are as follows:

	DECEMBER	MARCH
	31, 2005	31, 2006
	(In thousands)
Workers’ compensation	$3,063	$3,337
Inpatient	3,388	3,607
Rent	1,482	1,500
Pharmacy	1,047	603
Medical supplies and durable medical equipment	1,288	1,274
Property taxes	312	231
Medical director fees	295	282
Professional fees	520	499
Income taxes payable	526	3,240
New billing system and computer software	1,649	1,623
Other	593	611

	$14,163	$16,807

6. REVOLVING LINE OF CREDIT
     On May 14, 2004, the Company entered into a credit agreement with General Electric Capital Corporation (as amended on November 1, 2004 and February 22, 2006, the “Credit Agreement”) that provides the Company with a $20.0 million revolving line of credit, subject to three separate $10.0 million increase options. Effective February 22, 2006, the Company amended the Credit Agreement to, among other things, (a) amend the definition of “Material Adverse Effect” in the Credit Agreement to make clear that the Company’s incurrence of indebtedness in an amount not to exceed $13.0 million pursuant to its agreement in principle with the United States Department of Justice to settle the civil investigation focused primarily on the Company’s patient admission, retention and discharge practices (the “DOJ Settlement”) will not constitute a Material Adverse Effect and (b) amend the indebtedness covenant to permit the incurrence of up to $13.0 million in indebtedness to the United States pursuant to the DOJ Settlement. The revolving line of credit will be used, if necessary, to fund future acquisitions, working capital, capital expenditures, and general corporate purposes. Borrowings outstanding under the revolving line of credit will bear interest at LIBOR plus 2.5% or the higher of the prime rate or 50 basis points over the federal funds rate plus 0.5%. The revolving line of credit expires May 14, 2007. The revolving line of credit has an unused facility fee of 0.375% per annum. No amounts have been drawn on the revolving line of credit as of March 31, 2006. The revolving line of credit is secured by substantially all of the Company’s and its subsidiaries’ existing and after-acquired personal property assets and all after-acquired real property assets. The Company and its subsidiaries are subject to affirmative and negative covenants under the Credit Agreement. The Company is currently in compliance with all covenants under the Credit Agreement.
7. CONTINGENCIES AND GOVERNMENT SETTLEMENT
     The Company and its former Chief Executive Officers and its current Chief Financial Officer are defendants in a lawsuit originally filed on April 21, 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Francis Layher, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased or otherwise acquired the Company’s publicly traded securities between May 5, 2003 and February 23, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Six similar lawsuits were also filed in May and September of 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Kenneth L. Friedman, Trudy J. Nomm, Eva S. Caldarola, Michael Schaufuss, Duane Liffrig and G.A. Allsmiller on behalf of the same plaintiff class, making substantially similar allegations and seeking substantially similar damages. All of these lawsuits were transferred to a single judge and consolidated into a single action. Lead plaintiffs and lead counsel have been appointed and the consolidated complaint was filed on December 20, 2004 which, among other things, extended the putative class period to October 18, 2004. The Company filed a motion to dismiss the lawsuit. The Company’s motion to dismiss the lawsuit was granted on September 30, 2005. The District Court also granted plaintiffs the right to amend their complaint. Plaintiffs filed an amended complaint on October 31, 2005. On March 20, 2006, the District Court entered an order dismissing with prejudice all of the claims against the Company and the individual defendants. The District Court has not yet entered a final judgment. On April 17, 2006, plaintiffs filed a Notice of Appeal to appeal the decision of the District Court to dismiss the complaint to the United States Court of Appeals for the Fifth Circuit. While the Company cannot predict the outcome of these matters, it believes that the plaintiffs’ claims are without merit, it denies the allegations in the complaints, and it intends to vigorously defend the lawsuits. If any of these matters were successfully asserted against the Company, there could be a material adverse effect on the Company.
     On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against the former Chief Executive Officers and current Chief Financial Officer, Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs of the Company and seven of the current members of the board of directors of the Company and two former members of the board of directors of the Company. The petition alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, members of the board of directors and two former members of the board of directors. The petition seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages are sought from the Company. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of the Company, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and has been consolidated with the above lawsuit filed by Mr. Connolly. On March 6, 2006, plaintiffs filed an amended consolidated petition making substantially similar claims as those in the original petition. The individual defendants filed a motion to strike the amended consolidated petition on April 20, 2006, which will be heard on May 19, 2006.
     On December 30, 2004, in the United States District Court for the Northern District of Texas, Dallas Division, John O. Hanson brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against the former Chief Executive Officers, current Chief Financial Officer and seven of the current members of the board of directors of the Company and a former member of the board of directors of the Company. The complaint alleges breach of fiduciary duty, abuse of control, aiding and abetting breach of fiduciary duty and gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the individual defendants. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages are sought from the Company. The lawsuit has been voluntarily stayed by the parties until a final determination on the motion to dismiss that is currently pending in the class action securities litigation described above previously filed in the United States District Court for the Northern District of Texas, Dallas Division, and plaintiffs will file an amended complaint within 30 days of entry of judgment in the class action securities litigation.
     On September 8, 2005, in the United States District Court for the Northern District of Texas, Dallas Division, Lisa Moats brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against two former Chief Executive Officers, the current Chief Financial Officer, the current Chief Operating Officer, and seven current members of the board of directors of the Company and a former member of the board of directors of the Company. The complaint alleges breach of fiduciary duty of good faith on the part of each of the individual defendants. The complaint seeks unspecified amounts of compensatory damages, as well as costs, including legal fees from the individual defendants. No damages are sought from the Company. The lawsuit has been voluntarily stayed by the parties until a final determination on the motion to dismiss that is currently pending in the class action securities litigation described above, and the defendants will file a response to the complaint within 45 days of entry of final judgment in the class action securities litigation.
     In September 2004, the United States Department of Justice (“DOJ”) informed the Company that it was conducting an investigation of certain Company patient certification, patient referral and coordination of benefits practices. In July 2005, the DOJ informed the Company that the investigation stemmed from two qui tam actions filed under federal court seal in 2003, both of which remain under court seal. In February 2006, the Company reached an agreement in principle with the DOJ to permanently settle for $13.0 million the two qui tam actions and the related DOJ investigation. The settlement will result in the dismissal of both qui tam actions and will not involve the admission of any liability or acknowledgement of wrongdoing by the Company. Final resolution remains subject to the negotiation and approval of a definitive settlement agreement with the DOJ and a definitive corporate integrity agreement with the U.S. Department of Health and Human Services, Office of Inspector General which is expected to be completed during the second quarter of 2006. There can be no assurance that definitive agreements will be executed or that the agreements will not have a material adverse effect on the Company’s business and operations.
     If any of these matters were successfully asserted against the Company, there could be a material adverse effect on the Company. From time to time, the Company may be involved in other litigation matters relating to claims that arise in the ordinary course of its business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to the Company, the Company does not believe that the resolution of these other litigation matters to which the Company is currently a party will have a material adverse effect on the Company. Except for the $13.0 million that the Company has accrued for the settlement of the DOJ investigation, as of March 31, 2006, the Company has not accrued any amounts related to the other litigation matters discussed above.
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

	THREE MONTHS ENDED
	MARCH 31,
	2005	2006
	(IN THOUSANDS)
Net patient service revenue:
Northeast	$5,058	$6,977
Southeast	6,672	8,555
Central	6,264	7,570
South	9,837	11,984
North Texas	10,438	11,649
South Texas	11,292	13,799
Midwest	8,208	10,870
Mountain	17,030	16,783
West	13,077	15,397
Corporate	(48)	—

	$87,828	$103,584

Direct hospice care expenses:
Northeast	$2,968	$4,384
Southeast	3,635	5,110
Central	3,960	4,697
South	5,318	7,195
North Texas	5,907	6,860
South Texas	6,438	8,425
Midwest	4,231	6,261
Mountain	9,477	9,630
West	6,491	8,920
Corporate	—	—

	$48,425	$61,482

	THREE MONTHS ENDED
	MARCH 31,
	2005	2006
	(IN THOUSANDS)
Income (loss) from operations:
Northeast	$452	$512
Southeast	1,302	1,241
Central	588	936
South	2,087	2,050
North Texas	2,460	2,510
South Texas	2,730	2,558
Midwest	1,793	2,158
Mountain	3,505	3,708
West	3,856	3,379
Corporate	(10,111)	(10,298)

	$8,662	$8,754

	THREE MONTHS ENDED
	MARCH 31,
	2005	2006
Average Daily Census:
Northeast	424	563
Southeast	601	689
Central	639	695
South	938	1,099
North Texas	937	947
South Texas	1,005	1,106
Midwest	728	875
Mountain	1,392	1,263
West	945	1,065

	7,609	8,302

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
     Certain statements used in the following discussion and elsewhere in this Quarterly Report on Form 10-Q, including statements regarding our future financial position and results of operations, business strategy and plans and objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, which may cause our actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to the following:
•	general market conditions;

•	adverse changes in reimbursement levels under Medicare and Medicaid programs;

•	increases in inflation including inflationary increases in patient care costs;

•	adverse changes in the Medicare cap amount and increases in our Medicare cap contractual adjustments;

•	decline in patient census growth;

•	challenges inherent in and potential changes in our growth and expansion strategy;

•	our ability to effectively implement our 2006 operations initiatives;

•	our ability to implement a new integrated billing and clinical management and electronic medical records system;

•	our ability to attract and retain healthcare professionals and other key employees;

•	our dependence on patient referral sources and potential adverse changes in patient referral practices of those referral sources;

•	changes in state or federal income, franchise or similar tax laws and regulations;

•	adverse changes in the state and federal licensure and certification laws and regulations;

•	adverse results of regulatory surveys;

•	delays in or loss of licensure and/or certification;

•	government and private party legal proceedings and investigations, including the Department of Justice investigation;

•	adverse changes in the competitive environment in which we operate;

•	adverse impact of natural disasters; and

•	changes in our estimate of additional compensation costs under Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R).
     In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which reflect management’s views only as of the date hereof. We undertake no obligation to revise or update any of the forward-looking statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained under the headings “Government Regulation and Payment Structure,” “Overview of Government Payments,” “Other Healthcare Regulations” and “Regulations Governing the Privacy and Transmission of Healthcare Information” in “Item 1. Business” and the disclosures contained under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2006.
     The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
OVERVIEW
     We are one of the largest providers of hospice care in the United States in terms of both average daily patient census and number of Medicare-certified hospice programs. Through the development of new hospice programs and a series of acquisitions, we now have 81 Medicare-certified hospice programs to serve patients and their families in 30 states. We operate all of our hospice programs through our operating subsidiaries. During the three months ended March 31, 2006, our average daily census was 8,302 patients, which represents a 9.1% increase over our average daily census for the three months ended March 31, 2005 of 7,609 patients. Our net patient service revenue of $103.6 million for the three months ended March 31, 2006 represents an increase of 17.9% over our net patient service revenue of $87.8 million for the three months ended March 31, 2005. We reported net income of $5.8 million for the three months ended March 31, 2006, which represents an increase of 9.3% over our net income of $5.3 million for the three months ended March 31, 2005.
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
     On August 11, 2005, we announced the adoption of a new stock repurchase program in which we intend to repurchase up to $20.0 million of our common stock. We are conducting the stock repurchase program in the open market over the twelve month period that commenced on August 11, 2005. The timing and the amount of any repurchase of shares during the twelve-month period will be determined by management based on its evaluation of market conditions and other factors. As of March 31, 2006, we had repurchased 605,500 shares of our common stock at a cost of $10.6 million (average cost of $17.43 per share). As of March 31, 2006, we had approximately 34.5 million shares outstanding. We may repurchase up to an additional $9.4 million of common stock under our stock repurchase program. The stock repurchases are being funded out of our working capital.
     On January 1, 2006, we adopted SFAS 123R. See Note 2 Stock Benefit Plans to the consolidated financial statements for a more detailed description of SFAS 123R. As a result of the adoption of SFAS 123R, we recorded $1.3 million of stock based compensation expense for the three months ended March 31, 2006, which resulted in a reduction to our diluted earnings per share of $0.02. Excluding the expense of $0.8 million, net of taxes, for stock-based compensation related to the adoption of SFAS 123R on January 1, 2006, our net income for the three months ended March 31, 2006 was $6.6 million or $0.19 per share.
DEVELOPED HOSPICES
     In the first quarter of 2005, our Daytona Beach, Florida hospice program operated by our wholly-owned not-for-profit subsidiary, Hospice of the Palm Coast, Inc., became Medicare certified.
     During the first quarter of 2006, we received the Medicare certification for our Lubbock, Texas hospice program. During the first quarter of 2006, we continued the development of hospice programs in Rockford, Illinois, Ventura County, California, Miami, Florida, Bryan/College Station, Texas and Tyler, Texas. In April 2006, our Rockford, Illinois hospice program was Medicare certified.
     Once a hospice becomes Medicare certified, the process is started to obtain Medicaid certification. This process takes approximately six months and varies from state to state.
ACQUISITIONS
     As part of our ongoing acquisition strategy, we are continually evaluating potential acquisition opportunities.
     Goodwill from our hospice acquisitions was $98.2 million as of March 31, 2006 representing 56.1% of stockholders’ equity and 38.2% of total assets as of March 31, 2006. During 2001 and prior years, we amortized goodwill over 20 years for acquisitions completed through June 30, 2001. We did not amortize goodwill for acquisitions subsequent to June 30, 2001 based on the provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are reviewed for impairment annually (during the fourth quarter) or more frequently if indicators arise. As of March 31, 2006, no impairment charges have been recorded. Other intangible assets continue to be amortized over their useful lives.

NET PATIENT SERVICE REVENUE
     Net patient service revenue is the estimated net realizable revenue from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered to our patients. To determine net patient service revenue, we adjust gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap contractual adjustments. Net patient service revenue also does not include charity care or the Medicaid room and board payments. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 92.2% and 92.7% of our net patient service revenue for the three months ended March 31, 2005 and 2006, respectively. Services provided under Medicaid programs represented approximately 5.0% and 4.4% of our net patient service revenue for the three months ended March 31, 2005 and 2006, respectively. The payments we receive from Medicare and Medicaid are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.
     The four main levels of care we provide are routine home care, general inpatient care, continuous home care and respite inpatient care. We also receive reimbursement for physician services, self-pay and non-governmental room and board. Routine home care is the largest component of our gross patient service revenue, representing 91.2% and 87.3% of gross patient service revenue for the three months ended March 31, 2005 and 2006, respectively. General inpatient care represented 6.9% and 7.0% of gross patient service revenue for the three months ended March 31, 2005 and 2006, respectively. Continuous home care represented 0.8% and 4.9% of gross patient service revenue for the three months ended March 31, 2005 and 2006. Respite inpatient care and reimbursement for physician services, self-pay and non-governmental room and board represents the remaining 1.1% and 0.8% of gross patient service revenue for the three months ended March 31, 2005 and 2006, respectively.
     The principal factors that impact net patient service revenue are our average daily census, levels of care, annual changes in Medicare and Medicaid payment rates due to adjustments for inflation and estimated Medicare cap contractual adjustments. Average daily census is affected by the number of patients referred and admitted into our hospice programs and average length of stay of those patients once admitted. Average length of stay is impacted by patients’ decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay has increased from 85.4 days for the three months ended March 31, 2005 to 85.6 days for the three months ended March 31, 2006.
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
MEDICARE REGULATION
     We are subject to two limitations on Medicare payments for services. With one limitation, if the number of general inpatient and respite days of care that any of our hospice programs provide to Medicare beneficiaries exceeds 20% of the total days of care that program provides to all patients for an annual period beginning on November 1st, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of our hospice programs exceeded the payment limits on general inpatient and respite care services for the three months ended March 31, 2005 and 2006.
     With the other limitation, overall payments made by Medicare to us on a per hospice program basis are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. We accrued a Medicare cap contractual adjustment totaling $1.7 million for the three months ended March 31, 2006 compared to $2.2 million for the three months ended March 31, 2005. This decrease is due to an increase in admissions at our affected hospice programs.
     For the Medicare cap year ended October 31, 2004, $2.3 million was accrued for four hospice programs exceeding the cap as of September 30, 2004. For the Medicare cap year ended October 31, 2005, $7.7 million was accrued for eleven hospice programs exceeding the cap as of September 30, 2005. For the Medicare cap year ending October 31, 2006, $6.0 million has been accrued for eleven hospice programs exceeding the cap as of March 31, 2006. Our net patient service revenue is reduced by hospice programs that have exceeded the Medicare cap. During the three months ended March 31, 2006, we paid $0.6 million to Medicare for four hospice programs that exceeded the cap for the Medicare cap year ended October 31, 2004.
     We will continue to review the adequacy of our accrued Medicare cap contractual adjustment on a quarterly basis. Our net patient service revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that additional hospice programs will not exceed the cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not materially differ from the actual Medicare cap amount or that our Medicare cap contractual adjustments for existing programs subject to the Medicare cap will not increase.
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
     The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for the three months ended March 31, 2005 and 2006, respectively:

	THREE MONTHS ENDED
	MARCH 31,
	2005	2006
Direct hospice care expenses:
Salaries, benefits and payroll taxes	34.8%	39.8%
Pharmaceuticals	5.8	5.1
Medical equipment and supplies	5.5	5.2
Inpatient costs	3.1	2.8
Other (including nursing home costs, net)	5.9	6.4

Total	55.1%	59.3%

General and administrative expenses:
Salaries, benefits and payroll taxes	18.0%	16.8%
Leases	2.9	2.8
Legal and accounting fees	1.8	1.0
Other (including insurance, recruiting, travel, telephone and printing)	8.0	7.5

Total	30.7%	28.1%

PROVISION FOR INCOME TAXES
     Our provision for income taxes consists of current and deferred federal and state income tax expenses. Our effective tax rate for the three months ended March 31, 2005 was approximately 39%. We estimate that our effective tax rate for 2006 will be approximately 37.3%. The decrease in the effective tax rate was impacted by a significant increase in our tax-exempt interest income for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.
RESULTS OF OPERATIONS
     The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the three months ended March 31, 2005 and 2006, respectively.

	THREE MONTHS ENDED
	MARCH 31,
	2005	2006
Net patient service revenue	100.0%	100.0%
Operating expenses:
Direct hospice care	55.1	59.3
General and administrative	30.7	28.1
Stock-based compensation	0.2	1.5
Provision for uncollectible accounts	2.9	1.3
Depreciation	1.0	1.2
Amortization	0.2	0.1

	90.1	91.5

Income from operations	9.9	8.5
Other income (expense), net	0.1	0.4

Income before income taxes	10.0	8.9
Provision for income taxes	3.9	3.3

Net income	6.1%	5.6%

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006
     The following table summarizes and compares our results of operations for the three months ended March 31, 2005 and 2006, respectively:

	Three Months Ended March 31,
	2005	2006	$ Change	% Change
	(in thousands, except % change)
Net patient service revenue	$87,828	$103,584	$15,756	17.9%
Operating expenses:
Direct hospice care	48,425	61,482	13,057	27.0%
General and administrative	26,947	29,125	2,178	8.1%
Stock-based compensation	157	1,514	1,357	864.3%
Provision for uncollectible accounts	2,587	1,391	(1,196)	(46.2%)
Depreciation and amortization	1,050	1,318	268	25.5%

	79,166	94,830	15,664	19.8%

Income from operations	8,662	8,754	92	1.1%
Other income (expense), net	123	504	381	309.8%
Provision for income taxes	3,442	3,420	(22)	(0.6%)

Net income	$5,343	$5,838	$495	9.3%

Net Patient Service Revenue
     Net patient service revenue increased $15.8 million, or 17.9%, from $87.8 million for the three months ended March 31, 2005 to $103.6 million for the three months ended March 31, 2006, due primarily to an increase in average daily patient census of 693, or 9.1%, from 7,609 patients for the three months ended March 31, 2005 to 8,302 patients for the three months ended March 31, 2006, which resulted in increased billable days of 62,370. Net patient service revenue per day of care was $128.24 and $138.63 for the three months ended March 31, 2005 and 2006, respectively. This increase was primarily due to an increase in general inpatient and continuous care revenues resulting from a shift in our level of care mix and overall increases in Medicare payment rates for our hospice services of approximately 3.7%. As a percentage of gross revenue, general inpatient care and continuous home care increased from 6.9% and 0.8%, respectively, for the three months ended March 31, 2005, to 7.0% and 4.9%, respectively, for the three months ended March 31, 2006. General inpatient care and continuous home care gross revenue had an average gross revenue per day of $608 and $470, respectively, for the three months ended March 31, 2006. The increase in net patient service revenue was offset by the Medicare cap contractual adjustment of $2.2 million and $1.7 million for the three months ended March 31, 2005 and 2006, respectively. Medicare revenues represented 92.2% and 92.7% of our net patient service revenue for the three months ended March 31, 2005 and 2006, respectively. Medicaid revenues represented 5.0% and 4.4% of our net patient service revenue for the three months ended March 31, 2005 and 2006, respectively.
Direct Hospice Care Expenses
     Direct hospice care expenses increased $13.1 million, or 27.0%, from $48.4 million for the three months ended March 31, 2005, to $61.5 million for the three months ended March 31, 2006. Salaries, benefits and payroll tax expense increased $10.6 million, or 34.7%, from $30.6 million for the three months ended March 31, 2005 to $41.2 million for the three months ended March 31, 2006. This increase is primarily due to increases in continuous care labor, annual salary increases, the employment of additional patient caregivers to support growth in continuous care revenues and the overall census growth at our hospice programs. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 34.8% to 39.8% for the three months ended March 31, 2005 and 2006, respectively. As a percentage of net patient service revenue, total direct hospice care expenses increased from 55.1% to 59.3% for the three months ended March 31, 2005 and 2006, respectively, due primarily to the reasons noted above.

General and Administrative Expenses
     General and administrative expenses increased $2.2 million, or 8.1%, from $26.9 million for the three months ended March 31, 2005, to $29.1 million for the three months ended March 31, 2006. Salaries, benefits and payroll tax expense increased $1.6 million, or 10.1%, from $15.8 million for the three months ended March 31, 2005, to $17.4 million for the three months ended March 31, 2006. This increase is primarily due to annual salary increases and an increase in the number of employees at our hospice programs and our corporate office. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense decreased from 18.0% to 16.8% for the three months ended March 31, 2005 and 2006, respectively. As a percentage of net patient service revenue, total general and administrative expenses decreased from 30.7% to 28.1% for the three months ended March 31, 2005 and 2006, respectively, due primarily to the net patient service revenue increasing 17.9% compared to the increase in salaries, benefits and payroll tax expense of 10.1%.
Stock-Based Compensation
     Stock-based compensation expense increased $1.3 million, or 864.3%, from $0.2 million for the three months ended March 31, 2005, to $1.5 million for the three months ended March 31, 2006. This increase is due to the recording of compensation expense associated with unvested employee stock options in accordance with SFAS 123R which was adopted by us on January 1, 2006.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts decreased $1.2 million, or 46.2%, from $2.6 million to $1.4 million for the three months ended March 31, 2005 and 2006, respectively, due to an improvement in the aging of accounts receivable, specifically the reduction in accounts receivable greater than 120 days old and a reduction in days outstanding in accounts receivable, which decreased from 46 days for the three months ended March 31, 2005 to 42 days for the three months ended March 31, 2006. The improvement in the aging and decrease in days outstanding in accounts receivable is primarily attributable to the improvement of documentation at the hospice programs as it relates to the Medicaid accounts receivable for nursing home room and board payments. As a percentage of gross accounts receivable, accounts receivable greater than 120 days old decreased from 20.4% as of March 31, 2005 to 11.4% as of March 31, 2006. As a percentage of net patient service revenue, our provision for uncollectible accounts decreased from 2.9% to 1.3% for the three months ended March 31, 2005 and 2006, respectively.
Depreciation and Amortization Expense
     Depreciation and amortization expense increased $0.3 million, or 25.5%, from $1.0 million to $1.3 million for the three months ended March 31, 2005 and 2006, respectively. The increase was related to depreciation of acquired fixed assets during 2005. As a percentage of net patient service revenue, depreciation and amortization expense increased from 1.2% to 1.3% for the three months ended March 31, 2005 and 2006, respectively.
Other Income (Expense)
     Other income increased $0.4 million, or 309.8%, from $0.1 million to $0.5 million for the three months ended March 31, 2005 and 2006, respectively. Interest income increased $0.4 million, or 226.6%, from $0.2 million to $0.6 million for the three months ended March 31, 2005 and 2006, respectively, due to the average amount of cash invested by us increasing by approximately $30.5 million for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. Interest expense is primarily associated with the unused facility fee and amortization of deferred costs related to our revolving line of credit. See Note 6 related to the Consolidated Financial Statements.
Provision for Income Taxes
     Our provision for income taxes was $3.4 million for each of the three months ended March 31, 2005 and 2006. We had an effective income tax rate of approximately 39.2% and 36.9% for the three months ended March 31, 2005 and 2006, respectively. The effective tax rate for the three months ended March 31, 2006 was impacted by a significant increase in our tax-exempt interest income. We expect the effective tax rate to be approximately 37.3% for the remainder of 2006.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal liquidity requirements are for the $13.0 million DOJ settlement, Medicare cap contractual adjustments, acquisition and implementation of a new integrated billing, clinical management and electronic medical records system, stock repurchase program, working capital, development plans, hospice acquisitions, debt service and other capital expenditures. We finance these requirements primarily with existing funds, cash flows from operating activities, operating leases, and normal trade credit terms. As of March 31, 2006, we had cash and cash equivalents of $15.3 million and working capital of $68.1 million. At such date, we also had short-term investments of $60.4 million.
     Cash provided by operating activities was $14.3 million and $14.5 million for the three months ended March 31, 2005 and 2006, respectively, and represented net income generated, non-cash charges related to depreciation, amortization, stock-based compensation and taxes and increases and decreases in working capital.
     Investing activities, consisting primarily of cash paid to purchase property and equipment and to establish short-term investments, used cash of $6.6 million and $14.7 million for the three months ended March 31, 2005 and 2006, respectively. For the three months ended March 31, 2006, property and equipment purchases were primarily related to inpatient business development and the new integrated billing, clinical management and electronic medical records system.
     Net cash (used in) provided by financing activities was $(9.6) million and $0.3 million for the three months ended March 31, 2005 and 2006, respectively, and represented proceeds from the issuance of common stock and payments related to our stock repurchase program.
     On May 14, 2004, we entered into a credit agreement with General Electric Capital Corporation (as amended on November 1, 2004 and February 22, 2006, the “Credit Agreement”) that provides us with a $20.0 million revolving line of credit, subject to three separate $10.0 million increase options. Effective February 22, 2006, we amended the Credit Agreement to, among other things, (a) amend the definition of “Material Adverse Effect” in the Credit Agreement to make clear that our incurrence of indebtedness in an amount not to exceed $13.0 million pursuant to its agreement in principle with the United States Department of Justice to settle the civil investigation focused primarily on our patient admission, retention and discharge practices (the “DOJ Settlement”) will not constitute a Material Adverse Effect and (b) amend the indebtedness covenant to permit the incurrence of up to $13.0 million in indebtedness to the United States pursuant to the DOJ Settlement. The revolving line of credit will be used, if necessary, to fund future acquisitions, working capital, capital expenditures and general corporate purposes. Borrowings outstanding under the revolving line of credit will bear interest at our option either at LIBOR plus 2.5% or the higher of the prime rate or 50 basis points over the federal funds rate plus 0.5%. The revolving line of credit expires May 14, 2007. The revolving line of credit has an unused facility fee of 0.375% per annum. No amounts have been drawn on the revolving line of credit as of March 31, 2006. The revolving line of credit is secured by substantially all of our and our subsidiaries’ existing and after-acquired personal property assets and all after-acquired real property assets. We and our subsidiaries are subject to affirmative and negative covenants under the Credit Agreement. We are currently in compliance with all covenants under the Credit Agreement as of March 31, 2006.
     We have reached an agreement in principle with the DOJ to permanently settle for $13.0 million its investigation of certain of our patient certification, patient referral and coordination of benefits practices. Final resolution remains subject to the negotiation and approval of a definitive settlement agreement and definitive corporate integrity agreement. There can be no assurance that definitive agreements will be executed or that the agreements will not have a material adverse effect on our business and operations. See Note 7 to our consolidated financial statements.
     We expect that our principal liquidity requirements will be for the $13.0 million DOJ settlement, Medicare cap contractual adjustments, acquisition and implementation of a new integrated billing, clinical management and electronic medical records system, stock repurchase program, working capital, new hospice program and inpatient development, hospice acquisitions, debt service and other capital expenditures. We expect that our existing funds, cash flows from operating activities, operating leases, normal trade credit terms and our revolving line of credit under the Credit Agreement will be sufficient to fund our principal liquidity requirements for at least 12 months following the date of this Quarterly Report on Form 10-Q. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including receipt of payments for our services, changes in the Medicare per beneficiary cap amount, changes in Medicare payment rates, regulatory changes and compliance with new regulations, expense levels, capital expenditures, development of new hospices and acquisitions and government and private party legal proceedings and investigations.
OFF-BALANCE SHEET ARRANGEMENTS
     As of March 31, 2006 we do not have any off-balance sheet arrangements.
PAYMENT, LEGISLATIVE AND REGULATORY CHANGES
     We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. For example, the 2007 Budget Proposal submitted by the President to Congress includes a reduction of 0.4% in the annual inflation adjustment that we currently receive each year under current law. Reductions or changes in Medicare or Medicaid funding could materially adversely affect our net patient service revenue and profitability. We cannot predict at this time whether the reduction included in the President’s 2007 Budget Proposal will be enacted or whether any additional healthcare reform initiatives will be implemented or whether other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system will occur. For the three months ended March 31, 2006, Medicare and Medicaid services constituted 92.7% and 4.4% of our net patient service revenue, respectively.
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
ITEM 4. CONTROLS AND PROCEDURES
     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006, and based on such evaluation have concluded that the design and operation of such disclosure controls and procedures are effective in ensuring that material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We, our two former Chief Executive Officers and our current Chief Financial Officer are defendants in a lawsuit originally filed on April 21, 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Francis Layher, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased or otherwise acquired our publicly traded securities between May 5, 2003 and February 23, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Six similar lawsuits were also filed in May and September of 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Kenneth L. Friedman, Trudy J. Nomm, Eva S. Caldarola, Michael Schaufuss, Duane Liffrig and G.A. Allsmiller on behalf of the same plaintiff class, making substantially similar allegations and seeking substantially similar damages. All of these lawsuits were transferred to a single judge and consolidated into a single action. Lead plaintiffs and lead counsel have been appointed and the consolidated complaint was filed on December 20, 2004, which, among other things, extended the class period to October 18, 2004. We filed a motion to dismiss the lawsuit. The District Court granted our motion to dismiss on September 30, 2005. The District Court also granted lead plaintiffs the right to amend their complaint. Lead plaintiffs filed an amended consolidated complaint on October 31, 2005. On March 20, 2006, the District Court entered an order dismissing with prejudice all of the claims against us and the individual defendants. The District Couirt has not yet entered a final judgment. On April 17, 2006, plaintiffs filed a Notice of Appeal to appeal the decision of the District Court to dismiss the complaint to the United States Court of Appeals for the Fifth Circuit. While we cannot predict the outcome of these matters, we believe that the plaintiffs’ claims are without merit, we deny the allegations in the complaints, and we intend to vigorously defend the lawsuits. If any of these matters were successfully asserted against us, there could be a material adverse effect on us.
     On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against two former Chief Executive Officers and our current Chief Financial Officer, Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs and seven of the current members of our board of directors and two former members of our board of directors. The petition alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named current and former executive officers, seven current members of the board of directors and two former members of the board of directors. The petition seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees, from the individual defendants. No damages are sought from the Company. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of the Company, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and has been consolidated with the above lawsuit filed by Mr. Connolly. On March 6, 2006, plaintiffs filed an amended consolidated petition making substantially similar claims as those in the original petition. The individual defendants filed a motion to strike the amended consolidated petition on April 20, 2006, which will be heard on May 19, 2006.
     On December 30, 2004, in the United States District Court for the Northern District of Texas, Dallas Division, John O. Hanson brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against two former Chief Executive Officers, our current Chief Financial Officer and seven of the current members of our board of directors and a former member of the board of directors. The complaint alleges breach of fiduciary duty, abuse of control, aiding and abetting breach of fiduciary duty and gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the individual defendants. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees, from the individual defendants. No damages are sought from the Company. The lawsuit has been voluntarily stayed by the parties until a final determination on the motion to dismiss that is currently pending in the class action securities litigation described above previously filed in the United States District Court for the Northern District of Texas, Dallas Division, and plaintiffs will file an amended complaint within 30 days of entry of judgment in the class action securities litigation.

     On September 8, 2005, in the United States District Court for the Northern District of Texas, Dallas Division, Lisa Moats brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against our two former Chief Executive Officers, our current Chief Financial Officer, our current Chief Operating Officer, and seven current members of the board of directors and a former member of the board of directors. The complaint alleges breach of fiduciary duty of good faith on the part of each of the individual defendants. The complaint seeks unspecified amounts of compensatory damages, as well as costs, including legal fees, from the individual defendants. No damages are sought from the Company. The lawsuit has been voluntarily stayed by the parties until a final determination on the motion to dismiss that is currently pending in the class action securities litigation described above, and the defendants will file a response to the complaint within 45 days of entry of final judgment in the class action securities litigation.
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
     From time to time, we may be involved in other litigation matters relating to claims that arise in the ordinary course of our business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to us, we do not believe that the resolution of these other litigation matters to which we are currently a party will have a material adverse effect on us. Except for the $13.0 million that we have accrued for the settlement of the DOJ investigation as of March 31, 2006, we have not accrued any amounts related to the other litigation matters discussed above.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On August 11, 2005, we announced the adoption of a new stock repurchase program in which we intend to repurchase up to $20.0 million of our common stock. We intend to conduct the stock repurchase in the open market over the twelve month period beginning on August 11, 2005. The timing and the amount of any repurchase of shares during the twelve-month period will be determined by management based on its evaluation of market conditions and other factors. As of March 31, 2006, we had repurchased 605,500 shares of our common stock at a cost of $10.6 million (average cost of $17.43 per share). As of March 31, 2006, we had approximately 34.5 million shares outstanding. We may repurchase up to an additional $9.4 million of common stock under our stock repurchase program. Stock repurchases are being funded out of our working capital. The following table sets forth the repurchase data for each of the three months during the first quarter ended March 31, 2006:

			(c)	(d)
	(a)	(b)	Total Number of Shares	Approximate Dollar Value of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet be
Period	Shares Purchased	Paid per Share	Publicly Announced Plans	Purchased Under the Plan
January 1- January 31	—	—	—	$11,444,962
February 1 - February 28	—	—	—	$11,444,962
March 1 - March 31	118,000	$16.94	118,000	$9,445,662

Total	118,000	$16.94	118,000

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)

4.2	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.3	Rights Agreement (the “Rights Agreement”) dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

10.1 †	Employment Agreement, dated as of January 16, 2006, by and between Odyssey HealthCare, Inc. and Woodrin Grossman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2006)

10.2	Waiver and Amendment No. 2 to Credit Agreement, dated February 22, 2006, among Odyssey HealthCare, Inc as a credit party, General Electric Capital Corporation as agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2006)

31.1	Certification required by Rule 13a-14(a), dated May 9, 2006, by Robert A. Lefton, Chief Executive Officer*

31.2	Certification required by Rule 13a-14(a), dated May 9, 2006, by Douglas B. Cannon, Chief Financial Officer*

32.1	Certification required by Rule 13a-14(b), dated May 9, 2006, by Robert A. Lefton, Chief Executive Officer, and Douglas B. Cannon, Chief Financial Officer**

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY HEALTHCARE, INC.

Date: May 9, 2006	By:	/s/ Robert A. Lefton

Robert A. Lefton
President and Chief Executive Officer

Date: May 9, 2006	By:	/s/ Douglas B. Cannon

Douglas B. Cannon
Senior Vice President, Chief
Financial Officer, Treasurer and
Assistant Secretary (Principal Financial and
Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)

4.2	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.3	Rights Agreement (the “Rights Agreement”) dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

10.1 †	Employment Agreement, dated as of January 16, 2006, by and between Odyssey HealthCare, Inc. and Woodrin Grossman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2006)

10.2	Waiver and Amendment No. 2 to Credit Agreement, dated February 22, 2006, among Odyssey HealthCare, Inc as a credit party, General Electric Capital Corporation as agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2006)

31.1	Certification required by Rule 13a-14(a), dated May 9, 2006, by Robert A. Lefton, Chief Executive Officer*

31.2	Certification required by Rule 13a-14(a), dated May 9, 2006, by Douglas B. Cannon, Chief Financial Officer*

32.1	Certification required by Rule 13a-14(b), dated May 9, 2006, by Robert A. Lefton, Chief Executive Officer, and Douglas B. Cannon, Chief Financial Officer**

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.