Form 10-Q
period 2006-06-30
ODYSSEY HEALTHCARE INC
filed 2006-08-09
CIK 1129623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
     The number of outstanding shares of the issuer’s common stock as of August 4, 2006 was as follows: 34,343,662 shares of Common Stock, $0.001 par value per share.

FORM 10-Q
ODYSSEY HEALTHCARE, INC.
FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2005	2006
	(in thousands, except
	share and per share
	amounts)
	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,183	$28,176
Short-term investments	48,286	46,773
Accounts receivable from patient services, net of allowance for uncollectible accounts of $2,029 and $1,837 at December 31, 2005 and June 30, 2006, respectively	59,911	59,267
Deferred tax assets	2,707	3,134
Prepaid expenses and other current assets	4,232	5,166
Assets of discontinued operations	49	59

Total current assets	130,368	142,575
Property and equipment, net of accumulated depreciation	11,599	14,063
Goodwill	98,163	98,163
Intangibles, net of accumulated amortization	4,837	4,400

Total assets	$244,967	$259,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,989	$2,861
Accrued compensation	12,100	13,620
Accrued nursing home costs	11,581	11,168
Accrued Medicare cap contractual adjustments	14,883	17,234
Accrued government settlement	13,000	13,000
Other accrued expenses	14,163	14,515
Current maturities of long-term debt	5	4

Total current liabilities	68,721	72,402
Long-term debt, less current maturities	4	2
Deferred tax liability	8,355	8,456
Other liabilities	589	708
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares — 75,000,000
Issued shares — 37,410,750 and 37,763,929 at December 31, 2005 and June 30, 2006, respectively	37	38
Additional paid-in capital	98,624	104,907
Retained earnings	107,192	119,523
Treasury stock, at cost, 3,002,934 and 3,488,766 shares held at December 31, 2005 and June 30, 2006, respectively	(38,555)	(46,835)

Total stockholders’ equity	167,298	177,633

Total liabilities and stockholders’ equity	$244,967	$259,201

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006
	(in thousands, except per		(in thousands, except per
	share amounts)		share amounts)
	(unaudited)		(unaudited)
Net patient service revenue	$92,319	$104,443	$178,915	$207,430
Operating expenses:
Direct hospice care	50,662	61,045	98,006	121,980
General and administrative	27,646	29,790	54,205	58,673
Stock-based compensation charges	155	1,405	311	2,919
Provision for uncollectible accounts	719	803	3,057	2,192
Depreciation	884	1,251	1,778	2,433
Amortization	127	104	257	218

	80,193	94,398	157,614	188,415

Income from continuing operations before other income (expense)	12,126	10,045	21,301	19,015
Other income (expense):
Interest income	349	695	518	1,247
Interest expense	(57)	(44)	(103)	(92)

	292	651	415	1,155

Income from continuing operations before provision for income taxes	12,418	10,696	21,716	20,170
Provision for income taxes	4,831	3,923	8,473	7,422

Income from continuing operations	7,587	6,773	13,243	12,748
Loss from discontinued operations, net of income taxes	(330)	(280)	(643)	(417)

Net income	$7,257	$6,493	$12,600	$12,331

Income (loss) per common share:
Basic:
Continuing operations	$0.22	$0.20	$0.38	$0.37

Discontinued operations	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Net income	$0.21	$0.19	$0.36	$0.36

Diluted:
Continuing operations	$0.22	$0.20	$0.38	$0.36

Discontinued operations	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Net income	$0.21	$0.19	$0.36	$0.35

Weighted average shares outstanding:
Basic	34,343	34,202	34,597	34,250
Diluted	34,935	34,676	35,137	34,741
The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2005	2006
	(in thousands)
	(unaudited)
Operating Activities
Net income	$12,600	$12,331
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	643	417
Depreciation and amortization	2,035	2,651
Amortization of debt issue costs	55	55
Stock-based compensation	311	2,919
Deferred tax expense (benefit)	1,783	(230)
Tax benefit realized for stock option exercises	574	(734)
Provision for uncollectible accounts	3,057	2,192
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,324	(1,548)
Other current assets	212	(924)
Accounts payable, accrued nursing home costs, accrued Medicare cap contractual adjustments and other accrued expenses	7,121	4,281

Net cash provided by operating activities and discontinued operations	30,715	21,410
Investing Activities
Cash paid for acquisitions and procurement of licenses	(291)	(35)
(Increase) decrease in short-term investments	(28,633)	1,513
Purchases of property and equipment	(2,286)	(4,977)

Net cash used in investing activities	(31,210)	(3,499)
Financing Activities
Proceeds from issuance of common stock	613	2,631
Tax benefit realized for stock option exercises	—	734
Purchases of treasury stock	(9,733)	(8,280)
Payments on debt	(3)	(3)

Net cash used in financing activities	(9,123)	(4,918)

Net (decrease) increase in cash and cash equivalents	(9,618)	12,993
Cash and cash equivalents, beginning of period	24,851	15,183

Cash and cash equivalents, end of period	$15,233	$28,176

Supplemental cash flow information
Interest paid	$38	$38
Income taxes paid	$4,349	$6,934
The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006
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
     The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
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
2. STOCK BENEFIT PLANS
     At June 30, 2006, the Company had share-based compensation plans that prior to January 1, 2006, were accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). APB 25 used the intrinsic value method to account for options granted to employees. No share-based compensation expense was recognized in the consolidated statement of income during the three and six months ended June 30, 2005 on options awarded to employees, as all unvested options granted had exercise prices equal to the market value of the underlying common stock on the date of grant.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this method, stock compensation expense is recognized beginning January 1, 2006 for all share-based payments granted prior to, but not yet vested at, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and for all share-based payments granted subsequent to January 1, 2006 at the grant date fair value, using estimated forfeitures. Prior periods have not been restated.
     The following table illustrates the impact of adopting SFAS 123R on the consolidated statements of income for the three and six months ended June 30, 2006 (amounts in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Income from continuing operations before provision for income taxes	$1,164	$2,437
Income from continuing operations	$736	$1,539
Net income	$736	$1,539

Basic income from continuing operations per share	$0.02	$0.04
Basic net income per share	$0.02	$0.04
Diluted income from continuing operations per share	$0.02	$0.04
Diluted net income per share	$0.02	$0.04
     Prior to adopting SFAS 123R, the Company presented all benefits of tax deductions for share-based compensation as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires that the tax benefit in excess of compensation costs be classified as financing cash flows. As a result of adopting SFAS 123R, the Company reported a reduction of cash flow from operations and a corresponding increase to cash flow from financing activities of $0.7 million for the six months ended June 30, 2006.
     The Company no longer grants options under the Odyssey HealthCare, Inc. Stock Option Plan (“Stock Option Plan”). During 2001, the Company adopted the 2001 Equity-Based Compensation Plan (“Compensation Plan”). Awards of stock options and restricted stock under the Compensation Plan shall not exceed the lesser of 225,000,000 shares or 10% of the total number of shares of common stock then outstanding, assuming the exercise of all outstanding options, warrants and the conversion or exchange or exercise of all securities convertible into or exchangeable or exercisable for common stock. In May 2005, shareholders of the Company approved an amendment to increase the number of common shares reserved and available for issuance from inception of the Compensation Plan to a total of 6,149,778 shares under the Compensation Plan.
     At June 30, 2006, there were 201,521 and 3,707,047 options outstanding under the Stock Option Plan and the Compensation Plan, respectively, with exercise prices ranging from $0.05 to $30.64 per share. Most options granted have five to ten year terms and vest ratably over a four or five year term.
     At June 30, 2006, there were 209,250 restricted stock awards outstanding under the Compensation Plan that are described in more detail below.
     In November 2004, the Company issued grants related to 175,000 restricted stock awards to certain executive officers for $2.1 million, which represents the fair value of the awards based on the fair market value of the common stock of $12.10 per share on the date of grant, which was November 18, 2004. This amount will be recognized as stock based compensation on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For each of the three and six months ended June 30, 2005 and 2006, the Company recorded stock based compensation of $0.1 million and $0.3 million, respectively, related to these restricted stock awards. As of June 30, 2006, there are 131,250 restricted stock awards outstanding related to the November 2004 grants.
     During October 2005, the Company issued grants related to 84,000 restricted stock awards to certain employees for $1.3 million, which represents the fair value of the awards based on the fair market value of the common stock of $16.60 per share on the date of grant, which was October 4, 2005. This amount will be recognized as stock based compensation on a straight-line basis over the three-year period following the date of grant, which is based on the three-year vesting schedule applicable to the grant. For the three and six months ended June 30, 2006, the Company recorded $0.1 million and $0.2 million, respectively, in stock-based compensation expense related to these restricted stock awards. As of June 30, 2006, there were 78,000 restricted stock awards outstanding related to the October 2005 grants, as 6,000 awards were forfeited due to the termination of one employee who had received a grant.
     Under APB No. 25, the Company recognized the full fair value of the shares of nonvested restricted stock awards and recorded an offsetting deferred compensation balance within equity for the unrecognized compensation cost. SFAS 123R prohibits this “gross-up” of stockholders’ equity. As a result, we have reclassified the unearned compensation balance into equity for all periods presented and upon the effective date of the adoption of SFAS 123R, compensation cost is recognized over the requisite service period with an offsetting credit to equity, and the full fair value of the share-based payment is not recognized until the instrument is vested.

     There were 1,222,913 shares available for issuance under the Compensation Plan as of June 30, 2006.
     Effective December 8, 2005, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved the acceleration, in full, of the vesting of unvested stock options having an exercise price of $20.00 or greater granted under the Compensation Plan that are held by current employees and executive officers of the Company. Stock option awards granted from May 27, 2003 through February 26, 2004 with respect to 492,061 shares of the Company’s common stock, including stock options with respect to 382,500 shares of common stock that are held by executive officers of the Company, were subject to this accelerated vesting.
     As of December 8, 2005, these stock options had per share exercise prices in excess of the closing price of $19.48 per share of Common Stock as quoted on The Nasdaq National Market, and, accordingly, were “underwater.” The Company believes that, absent accelerated vesting, these underwater stock options do not serve to incentivize or retain employees. The Company expects that the accelerated vesting of these stock options will have a positive effect on employee morale, retention and perception of stock option value. The accelerated vesting will also eliminate the future compensation expense that the Company would otherwise recognize in its consolidated statement of operations with respect to these options at January 1, 2006 when SFAS 123R became effective. The future expense that is eliminated as a result of the accelerated vesting of these stock options is approximately $5.9 million, or $3.7 million net of tax (of which approximately $3.8 million, or $2.4 million net of tax, is attributable to options held by executive officers of the Company).
     The following weighted average assumptions were used in the Black-Scholes option pricing model for stock options granted during the three months ended June 30, 2006.

Risk free interest rate	5.0%
Expected life	5 years
Expected volatility	34.6%
Expected dividend yield	—
     The Company recorded $1.4 million and $2.9 million in stock based compensation expense for the three and six months ended June 30, 2006, respectively, for awards under the Compensation Plan.
     The following table illustrates the effect on income from continuing operations, net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based compensation plans prior to adoption of SFAS 123R:

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
	(in thousands, except per
	share amounts)
Income from continuing operations, as reported	$7,587	$13,243
Add: Stock-based employee compensation expense recorded, net of tax	94	190
Deduct: Fair value stock-based employee compensation expense, net of tax	(965)	(2,095)

Pro forma income from continuing operations	$6,716	$11,338

Net income, as reported	$7,257	$12,600
Add: Stock-based employee compensation expense recorded, net of tax	94	190
Deduct: Fair value stock-based employee compensation expense, net of tax	(965)	(2,095)

Pro forma net income	$6,386	$10,695

Earnings per share:
Basic income per share:
Income from continuing operations per share — as reported	$0.22	$0.38
Add: Stock-based employee compensation expense recorded, net of tax	0.00	0.01
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.03)	(0.06)

Pro forma income from continuing operations per share	$0.19	$0.33

Net income per share — as reported	$0.21	$0.36
Add: Stock-based employee compensation expense recorded, net of tax	0.00	0.01
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.03)	(0.06)

Pro forma net income per share	$0.18	$0.31

Diluted income per share:
Income from continuing operations per share — as reported	$0.22	$0.38
Add: Stock-based employee compensation expense recorded, net of tax	0.00	0.00
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.03)	(0.06)

Pro forma income from continuing operations per share	$0.19	$0.32

Net income per share — as reported	$0.21	$0.36
Add: Stock-based employee compensation expense recorded, net of tax	0.00	0.00
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.03)	(0.06)

Pro forma net income per share	$0.18	$0.30

     A summary of stock option activity under the Company’s stock compensation plans at June 30, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at January 1, 2006	3,976,276	$16.67
Granted	387,102	$18.67
Exercised	(260,863)	$9.57
Cancelled	(193,947)	$17.13

Outstanding at June 30, 2006	3,908,568	$17.32	7.73	$10,854,095

Exercisable at June 30, 2006	1,990,503	$18.72	6.65	$6,812,631

     The weighted-average grant-date fair value of options granted was $6.65 and $7.13 for the three and six months ended June 30, 2006, respectively. The total aggregate intrinsic value of options exercised was $1.2 million and $2.3 million during the six months ended June 30, 2005 and 2006, respectively. The total fair value of shares vesting was $1.2 million during the six months ended June 30, 2006.
     A summary of the Company’s non-vested shares including restricted shares at June 30, 2006 is presented below:

	Compensation Plan		Stock Option Plan
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1, 2006	2,064,830	$7.02	30,612	$1.41
Granted	387,102	$7.13	—	—
Vested	(188,712)	$6.47	12,156	2.02
Cancelled	(154,361)	$6.12	—	—

Nonvested at June 30, 2006	2,108,859	$7.15	18,456	$0.80

     At June 30, 2006, there was $13.4 million (pretax) of total unrecognized stock based compensation expense related to the Company’s non-vested stock based compensation plans which is expected to be recognized over a weighted-average period of 2.9 years.
     Cash received from option exercises under stock based payment arrangements during the six months ended June 30, 2006 was $2.6 million.

3. NET INCOME PER COMMON SHARE
     The following table presents the calculation of basic and diluted net income per common share:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(in thousands, except per		(in thousands, except
	share amounts)		per share amounts)
Numerator
Numerator for net income per share -
Income from continuing operations	$7,587	$6,773	$13,243	$12,748

Loss from discontinued operations	$(330)	$(280)	$(643)	$(417)

Net income	$7,257	$6,493	$12,600	$12,331

Denominator
Denominator for basic net income per share — weighted average shares	34,343	34,202	34,597	34,250
Effect of dilutive securities:
Employee stock options	563	472	511	489
Series B Preferred Stock Warrants convertible to common stock	29	2	29	2

Denominator for diluted net income per share — adjusted weighted average shares and assumed or actual conversions	34,935	34,676	35,137	34,741

Income (loss) per common share:
Basic:
Continuing operations	$0.22	$0.20	$0.38	$0.37

Discontinued operations	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Net income	$0.21	$0.19	$0.36	$0.36

Diluted:
Continuing operations	$0.22	$0.20	$0.38	$0.36

Discontinued operations	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Net income	$0.21	$0.19	$0.36	$0.35

     For the three and six months ended June 30, 2006, options outstanding of 2,563,680 and 2,528,112, respectively, were not included in the computation of diluted earnings per share because either the exercise prices of the options were greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares, and thus the inclusion would have been antidilutive. For the three and six months ended June 30, 2005, options outstanding of 1,799,271 and 2,272,171, respectively, were not included in the computation of diluted earnings per share due to the reasons noted above.
4. REPURCHASE OF COMMON STOCK
     On November 1, 2004, the Company announced the adoption of an open market stock repurchase program to repurchase up to $30.0 million of the Company’s common stock over a nine-month period. The timing and the amount of any repurchase of shares during the nine-month period was determined by management based on its evaluation of market conditions and other factors. The Company completed its stock repurchase program in March of 2005 and repurchased an aggregate of 2,515,434 shares of the Company’s common stock at a total cost of $30.0 million (average cost of $11.93 per share). Stock repurchases were funded out of the Company’s working capital.
     On August 11, 2005, the Company announced the adoption of a new stock repurchase program in which it intends to repurchase up to $20.0 million of the Company’s common stock. The Company intends to conduct the stock repurchase program in the open market over the twelve-month period that commenced on August 11, 2005. The timing and the amount of any repurchase of shares during the twelve-month period will be determined by management based on its evaluation of market conditions and other factors. As of June 30, 2006, the Company had repurchased an aggregate of 973,332 shares of the Company’s common stock at a total cost of $16.8 million (average cost of $17.30 per share). As of June 30, 2006, the Company had approximately 34.3 million shares outstanding. The Company may repurchase up to an additional $3.2 million of common stock under the new stock repurchase program. Stock repurchases are being funded out of the Company’s working capital.

5. OTHER ACCRUED EXPENSES
     Other accrued expenses are as follows:

	December	June
	31,2005	30, 2006
	(in thousands)
Workers’ compensation	$3,063	$3,480
Inpatient	3,388	3,775
Rent	1,482	1,583
Pharmacy	1,047	881
Medical supplies and durable medical equipment	1,288	1,469
Property taxes	312	225
Medical director fees	295	253
Professional fees	520	768
Income taxes payable	526	365
New billing system and computer software	1,649	1,170
Other	593	546

	$14,163	$14,515

6. DISCONTINUED OPERATIONS
     The Company accounts for discontinued operations under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 requires that a component of an entity that has been disposed of or is classified as held for sale after January 1, 2002 and has operations and cash flows that can be clearly distinguished from the rest of the entity being reported as discontinued operations. In the period that a component of an entity has been disposed of or classified as held for sale, the results of operations for current and prior periods are reclassified in a single caption titled discontinued operations.
     During the second quarter of 2006, the Company decided to sell its Salt Lake City, Utah hospice program, (“SLC”) located in the Mountain region based on an ongoing strategic review of its hospice programs. In July 2006, the sale of SLC was completed. Certain assets such as furniture/fixtures, equipment, computer hardware, leasehold improvements, prepaid expenses, office lease deposit and licenses were sold to the purchaser. No liabilities were assumed by the purchaser. During the three months ended June 30, 2006, the Company recorded a charge of approximately $0.3 million, net of taxes, or $0.01 per share, of which $0.2 million, net of taxes, was for a write-down of assets related to the sale of SLC. The other $0.1 million, net of taxes, was for the losses from operations for SLC incurred during the three months ended June 30, 2006. This charge is included in discontinued operations. SLC had an additional $0.1 million, net of taxes, in losses from operations for the three months ended March 31, 2006 that is included in discontinued operations for the six months ended June 30, 2006.
     The assets of SLC included in discontinued operations are presented in the consolidated balance sheets under the caption “Assets of discontinued operations.” The carrying amounts of these assets are as follows:

	December	June
	31,2005	30, 2006
	(in thousands)
Prepaid expenses and other current assets	$19	$9
Property and equipment, net of accumulated depreciation	30	50

Total assets of discontinued operations	$49	$59

     Net revenue and losses for SLC and the write-down of assets to be sold are included in the consolidated statement of operations as “Loss from discontinued operations, net of income taxes,” for all periods presented. The amounts are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006
	(in thousands)		(in thousands)
Net patient service revenue	$851	$521	$2,082	$1,118

Pre-tax loss from operations	(540)	(183)	(1,054)	(400)
Benefit for income taxes	210	67	411	147

Loss from SLC operations	$(330)	$(116)	$(643)	$(253)
Write-down of certain assets to be sold, net of income taxes	—	(164)	—	(164)

Loss from discontinued operations, net of income taxes	$(330)	$(280)	$(643)	$(417)

7. REVOLVING LINE OF CREDIT
     On May 14, 2004, the Company entered into a credit agreement with General Electric Capital Corporation (as amended on November 1, 2004 and February 22, 2006, the “Credit Agreement”) that provides the Company with a $20.0 million revolving line of credit, subject to three separate $10.0 million increase options. Effective February 22, 2006, the Company amended the Credit Agreement to, among other things, (a) amend the definition of “Material Adverse Effect” in the Credit Agreement to make clear that the Company’s incurrence of indebtedness in an amount not to exceed $13.0 million pursuant to its agreement in principle with the United States Department of Justice to settle the civil investigation focused primarily on the Company’s patient admission, retention and discharge practices (the “DOJ Settlement”) will not constitute a Material Adverse Effect and (b) amend the indebtedness covenant to permit the incurrence of up to $13.0 million in indebtedness to the United States pursuant to the DOJ Settlement. The revolving line of credit will be used, if necessary, to fund future acquisitions, working capital, capital expenditures, and general corporate purposes. Borrowings outstanding under the revolving line of credit will bear interest at our option at either at LIBOR plus 2.5% or the higher of the prime rate or 50 basis points over the federal funds rate plus 0.5%. The revolving line of credit expires May 14, 2007. The revolving line of credit has an unused facility fee of 0.375% per annum. No amounts have been drawn on the revolving line of credit as of June 30, 2006. The revolving line of credit is secured by substantially all of the Company’s and its subsidiaries’ existing and after-acquired personal property assets and all after-acquired real property assets. The Company and its subsidiaries are subject to affirmative and negative covenants under the Credit Agreement. As of June 30, 2006, the Company was in compliance with all covenants under the Credit Agreement.
8. CONTINGENCIES AND GOVERNMENT SETTLEMENT
     The Company and its former Chief Executive Officers and its current Chief Financial Officer are defendants in a lawsuit originally filed on April 21, 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Francis Layher, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased or otherwise acquired the Company’s publicly traded securities between May 5, 2003 and February 23, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Six similar lawsuits were also filed in May and September of 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Kenneth L. Friedman, Trudy J. Nomm, Eva S. Caldarola, Michael Schaufuss, Duane Liffrig and G.A. Allsmiller on behalf of the same plaintiff class, making substantially similar allegations and seeking substantially similar damages. All of these lawsuits were transferred to a single judge and consolidated into a single action. Lead plaintiffs and lead counsel have been appointed and the consolidated complaint was filed on December 20, 2004, which, among other things, extended the putative class period to October 18, 2004. The Company filed a motion to dismiss the lawsuit which was granted on September 30, 2005. The District Court also granted plaintiffs the right to amend their complaint. Plaintiffs filed an amended complaint on October 31, 2005. On March 20, 2006, the District Court entered an order dismissing with prejudice all of the claims against the Company and the individual defendants. On April 17, 2006, plaintiffs filed a Notice of Appeal to appeal the District Court’s decision to dismiss the complaint to the United States Court of Appeals for the Fifth Circuit. While the Company cannot predict the outcome of these matters, it believes that the plaintiffs’ claims are without merit, it denies the allegations in the complaints and it intends to vigorously defend the lawsuits. If any of these matters were successfully asserted against the Company, there could be a material adverse effect on the Company.
     On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against the former Chief Executive Officers and current Chief Financial Officer, Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs of the Company and seven of the current members of the board of directors of the Company and two former members of the board of directors of the Company. The petition alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, members of the board of directors and two former members of the board of directors. The petition seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages are sought from the Company. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of the Company, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and has been consolidated with the above lawsuit filed by Mr. Connolly. On July 28, 2006, plaintiffs filed a third amended consolidated petition making substantially similar claims as those in the original petition. The individual defendants and the Company anticipate filing a motion to dismiss and/or special exceptions in response to the third amended consolidated petition.
     On December 30, 2004, in the United States District Court for the Northern District of Texas, Dallas Division, John O. Hanson brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against the former Chief Executive Officers, current Chief Financial Officer and seven of the current members of the board of directors of the Company and a former member of the board of directors of the Company. The complaint alleges breach of fiduciary duty, abuse of control, aiding and abetting breach of fiduciary duty and gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the individual defendants. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages are sought from the Company. The lawsuit has been voluntarily stayed by the parties until a final determination on the motion to dismiss and/or special exceptions to be filed in the state court derivative action currently pending in the class action securities litigation described above previously filed in the United States District Court for the Northern District of Texas, Dallas Division, and plaintiffs will file an amended complaint within 30 days of entry of judgment in the class action securities litigation.
     On September 8, 2005, in the United States District Court for the Northern District of Texas, Dallas Division, Lisa Moats brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against two former Chief Executive Officers, the current Chief Financial Officer, the current Chief Operating Officer, and seven current members of the board of directors of the Company and a former member of the board of directors of the Company. The complaint alleges breach of fiduciary duty of good faith on the part of each of the individual defendants. The complaint seeks unspecified amounts of compensatory damages, as well as costs, including legal fees from the individual defendants. No damages are sought from the Company. The lawsuit has been voluntarily stayed by the parties until the earlier of (i) five days after the state district judge signs an order resolving the motions to dismiss in the state court derivative action or (ii) October 31, 2006.
     In September 2004, the United States Department of Justice (“DOJ”) informed the Company that it was conducting an investigation of certain Company patient certification, patient referral and coordination of benefits practices. In July 2005, the DOJ informed the Company that the investigation stemmed from two qui tam actions filed under federal court seal in 2003. In February 2006, the Company reached an agreement in principle with the DOJ to permanently settle for $13.0 million the two qui tam actions and the related DOJ investigation. The settlement did not involve the admission of any liability or acknowledgement of wrongdoing by the Company. On July 6, 2006, the Company entered into a definitive settlement agreement with the DOJ and the first in time qui tam relator to permanently settle the first in time complaint. After fully investigating the federal allegations made in the second qui tam complaint, the DOJ elected not to intervene in the complaint. As a result, the second in time relators have dismissed their complaint with prejudice as to any and all federal claims. The DOJ filed a letter with the District Court in support of the dismissal. As part of the settlement of the first qui tam complaint the Company has entered into a corporate integrity agreement on July 6, 2006 with the U.S. Department of Health and Human Services, Office of Inspector General. The Company paid the $13.0 million settlement on July 11, 2006.
     If any of these matters were successfully asserted against the Company, there could be a material adverse effect on the Company. From time to time, the Company may be involved in other litigation matters relating to claims that arise in the ordinary course of its business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to the

Company, the Company does not believe that the resolution of these other litigation matters to which the Company is currently a party will have a material adverse effect on the Company. Except for the $13.0 million that the Company has accrued for the settlement of the DOJ investigation as of June 30, 2006, the Company has not accrued any amounts related to the other litigation matters discussed above.
9. SEGMENT REPORTING
     The Company currently evaluates performance and allocates resources primarily on the basis of cost per day of care and income from continuing operations. The hospice programs that are included in each region may change from time to time, but regions are presented for all periods here in a comparative format. Prior periods have been restated for the reclassification of SLC to discontinued operations. The distribution by regions of the Company’s net patient service revenue, direct hospice care expenses, income (loss) from continuing operations (which is used by management for operating performance review) and average daily census are summarized in the following tables:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(in thousands)		(in thousands)
Net patient service revenue:
Northeast	$5,614	$7,426	$10,671	$14,403
Southeast	7,116	8,784	13,788	17,339
Central	10,864	11,772	21,512	24,049
South	10,797	12,521	20,634	24,505
Texas	16,899	19,406	33,012	38,878
Midwest	8,932	11,594	17,140	22,464
Mountain	18,258	17,293	35,290	34,748
West	13,991	15,647	27,068	31,044
Corporate	(152)	—	(200)	—

	$92,319	$104,443	$178,915	$207,430

Direct hospice care expenses:
Northeast	$3,382	$4,389	$6,351	$8,773
Southeast	3,874	5,205	7,509	10,315
Central	6,372	7,441	12,871	14,986
South	6,004	7,535	11,322	14,730
Texas	9,738	12,169	19,015	23,971
Midwest	4,340	6,123	8,572	12,384
Mountain	9,746	9,354	18,670	19,072
West	7,206	8,829	13,696	17,749
Corporate	—	—	—	—

	$50,662	$61,045	$98,006	$121,980

Income (loss) from continuing operations before other income (expense):
Northeast	$543	$911	$995	$1,423
Southeast	1,730	1,499	3,033	2,740
Central	1,992	1,506	3,673	3,454
South	2,443	2,205	4,530	4,254
Texas	3,594	3,227	7,244	6,873
Midwest	2,409	3,025	4,202	5,183
Mountain	5,606	4,637	10,072	8,972
West	4,136	3,466	7,992	6,845
Corporate	(10,327)	(10,431)	(20,440)	(20,729)

	$12,126	$10,045	$21,301	$19,015

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Average Daily Census:
Northeast	466	583	445	573
Southeast	377	701	373	695
Central	1,042	1,137	1,043	1,122
South	1,240	1,171	1,205	1,135
Texas	1,459	1,554	1,441	1,542
Midwest	774	873	751	874
Mountain	1,395	1,259	1,363	1,285
West	992	1,056	968	1,060

	7,745	8,334	7,589	8,286

10. RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The cumulative effect of applying the provisions of FIN 48 would be reported as an adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company anticipates adopting FIN 48 on January 1, 2007, but it has not yet determined the full impact of the adoption. The Company anticipates that it will reclassify amounts recorded in its deferred tax liabilities for uncertain tax positions to other liabilities. FIN 48 may also require additional disclosures with respect to valuation allowances and reserves related to tax uncertainties.

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
     In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which reflect management’s views only as of the date hereof. We undertake no obligation to revise or update any of the forward-looking statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained under the heading “Government Regulation and Payment Structure” in “Item 1. Business” and the disclosures contained under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2006.
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
OVERVIEW
     We are one of the largest providers of hospice care in the United States in terms of both average daily patient census and number of Medicare-certified hospice programs. Through the development of new hospice programs and a series of acquisitions, we now have 81 Medicare-certified hospice programs to serve patients and their families in 30 states. We operate all of our hospice programs through our operating subsidiaries. During the three months ended June 30, 2006, our average daily census was 8,334 patients, which represents a 7.6% increase over our average daily census of 7,745 patients for the three months ended June 30, 2005. Our net patient service revenue of $104.4 million for the three months ended June 30, 2006 represents an increase of 13.1% over our net patient service revenue of $92.3 million for the three months ended June 30, 2005. We reported income from continuing operations of $6.8 million for the three months ended June 30, 2006, which represents a decrease of 10.7% from our income from continuing operations of $7.6 million for the three months ended June 30, 2005. We reported net income of $6.5 million, which includes a $0.3 million loss from discontinued operations, net of taxes, for the three months ended June 30, 2006 compared to net income of $7.3 million for the three months ended June 30, 2005.
     On November 1, 2004, we announced the adoption of an open market stock repurchase program to repurchase up to $30.0 million of our common stock over a nine-month period. The timing and the amount of any repurchase of shares during the nine-month period was determined by management based on its evaluation of market conditions and other factors. We completed this stock repurchase program in March of 2005 and repurchased an aggregate of 2,515,434 shares of our common stock at a total cost of $30.0 million (average cost of $11.93 per share). The stock repurchases were funded out of our working capital.
     On August 11, 2005, we announced the adoption of a new stock repurchase program in which we intend to repurchase up to $20.0 million of our common stock. We are conducting the stock repurchase program in the open market over the twelve-month period that commenced on August 11, 2005. The timing and the amount of any repurchase of shares during the twelve-month period will be determined by management based on its evaluation of market conditions and other factors. As of June 30, 2006, we had repurchased an aggregate of 973,332 shares of our common stock at a total cost of $16.8 million (average cost of $17.30 per share). As of June 30, 2006, we had approximately 34.3 million shares outstanding. We may repurchase up to an additional $3.2 million of common stock under our stock repurchase program. The stock repurchases are being funded out of our working capital.
     On January 1, 2006, we adopted SFAS 123R. See Note 2. “Stock Benefit Plans” to the consolidated financial statements for a more detailed description of SFAS 123R. As a result of the adoption of SFAS 123R, we recorded $1.4 million and $2.9 million of stock based compensation expense for the three and six months ended June 30, 2006, respectively, which resulted in a reduction to our diluted earnings per share of $0.02 and $0.04 for the three and six months ended June 30, 2006, respectively. Excluding the expense of $0.7 million and $1.5 million, net of taxes, for the three and six months ended June 30, 2006, respectively, for stock-based compensation related to the adoption of SFAS 123R on January 1, 2006, our net income for the three and six months ended June 30, 2006 was $7.2 million or $13.9 million, respectively.
DEVELOPED HOSPICES
     In the first quarter of 2005, our Daytona Beach, Florida hospice program operated by our wholly-owned, not-for-profit subsidiary, Hospice of the Palm Coast, Inc., became Medicare certified.
     During the second quarter of 2005, we continued the development of hospice programs in Harrisburg, Pennsylvania; Corpus Christi, Texas; Columbia, South Carolina; Lubbock, Texas; and Rockford, Illinois.
     During the first quarter of 2006, our Lubbock, Texas hospice program became Medicare certified.

     During the second quarter of 2006, we received Medicare certification for our Rockford, Illinois and Miami, Florida hospice programs. During the second quarter of 2006, we continued the development of hospice programs in Ventura County, California; Bryan/College Station, Texas; Tyler, Texas; and Boston, Massachusetts.
     Once a hospice becomes Medicare certified, the process is started to obtain Medicaid certification. This process takes approximately six months and varies from state to state.
DISCONTINUED OPERATIONS
     On July 20, 2006, we sold our unprofitable SLC hospice program which served approximately 40 patients. Certain assets including furniture and fixtures, computer hardware, leasehold improvements, office lease deposit, prepaid expenses and licenses were part of the sale, and these assets have been recorded as assets of discontinued operations on the balance sheet. These assets to be sold have also been reduced to their fair value. Except for obligations under certain assumed contracts, no other liabilities were assumed by the purchaser. We recorded a loss from discontinued operations, net of taxes, of $0.3 million or $0.01 per share, of which $0.2 million, net of taxes, was related to a write-down of SLC certain assets to be sold and $0.1 million, net of taxes, was related to operating losses for SLC incurred for the three months ended June 30, 2006. We expect to recognize an additional loss from operations of the Salt Lake City hospice program of approximately $0.4 million, net of taxes, during the third quarter of 2006.
     Our results of operations and statistics for prior periods have been restated to reflect the reclassification of SLC to discontinued operations.
ACQUISITIONS
     As part of our ongoing acquisition strategy, we are continually evaluating potential acquisition opportunities.
     Goodwill from our hospice acquisitions was $98.2 million as of June 30, 2006, representing 55.3% of stockholders’ equity and 37.9% of total assets as of June 30, 2006. During 2001 and prior years, we amortized goodwill over 20 years for acquisitions completed through June 30, 2001. We did not amortize goodwill for acquisitions subsequent to June 30, 2001 based on the provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are reviewed for impairment annually (during the fourth quarter) or more frequently if indicators arise. As of June 30, 2006, no impairment charges have been recorded by us. Other intangible assets continue to be amortized over their useful lives.
NET PATIENT SERVICE REVENUE
     Net patient service revenue is the estimated net realizable revenue from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered to our patients. To determine net patient service revenue, we adjust gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap contractual adjustments. Net patient service revenue does not include charity care or the Medicaid room and board payments. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 92.6% and 92.9% of our net patient service revenue for the three months ended June 30, 2005 and 2006, respectively, and represented approximately 92.4% and 92.8% of our net patient service revenue for the six months ended June 30, 2005 and 2006, respectively. Services provided under Medicaid programs represented approximately 4.8% and 4.2% of our net patient service revenue for the three months ended June 30, 2005 and 2006, respectively, and represented approximately 4.9% and 4.3% of our net patient service revenue for the six months ended June 30, 2005 and 2006, respectively. The payments we receive from Medicare and Medicaid are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.
     The four main levels of care we provide are routine home care, general inpatient care, continuous home care and inpatient respite care. We also receive reimbursement for physician services, self-pay and non-governmental room and board. Routine home care is the largest component of our gross patient service revenue, representing 89.9% and 87.8% of gross patient service revenue for the three months ended June 30, 2005 and 2006, respectively, and 90.4% and 87.5% for the six months ended June 30, 2005 and 2006, respectively. General inpatient care represented 7.4% and 6.9% of gross patient service revenue for the three months ended June 30, 2005 and 2006, respectively, and 7.2% and 7.0% for the six months ended June 30, 2005 and 2006, respectively. Continuous home care represented 1.9% and 4.4% of gross patient service revenue for the three months ended June 30, 2005 and 2006, respectively, and 1.4% and 4.6% for the six months ended June 30, 2005 and 2006, respectively. Inpatient respite care and reimbursement for physician services, self-pay and non-governmental room and board represents the remaining 0.8% and 0.9% of gross patient service revenue for the three months ended June 30, 2005 and 2006, respectively, and 1.0% and 0.9% for the six months ended June 30, 2005 and 2006, respectively.
     The principal factors that impact net patient service revenue are our average daily census, levels of care, annual changes in Medicare and Medicaid payment rates due to adjustments for inflation and estimated Medicare cap contractual adjustments. Average daily census is affected by the number of patients referred and admitted into our hospice programs and average length of stay of those patients once admitted. Average length of stay is impacted by patients’ decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay has increased from 80 days for the three months ended June 30, 2005 to 85 days for the three months ended June 30, 2006. Our average length of stay increased from 81 days for the six months ended June 30, 2005 to 85 days for the six months ended June 30, 2006. This increase is in part related to a change in the patient diagnosis mix.
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
MEDICARE REGULATION
     We are subject to two limitations on Medicare payments for services. With one limitation, if the number of general inpatient and respite days of care that any of our hospice programs provide to Medicare beneficiaries exceeds 20% of the total days of care that program provides to all patients for an annual period beginning on November 1st, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of our hospice programs exceeded the payment limits on general inpatient and respite care services for the three and six months ended June 30, 2005 and 2006.
     With the other limitation, overall payments made by Medicare to us on a per hospice program basis are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. For continuing operations, we accrued a Medicare cap contractual adjustment totaling $1.2 million and $2.7 million for the three and six months ended June 30, 2006 compared to $1.1 million and $2.5 million for the three and six months ended June 30, 2005.
     For the Medicare cap year ended October 31, 2004, $2.3 million was accrued for four hospice programs exceeding the cap as of September 30, 2004. Including SLC, for the Medicare cap year ended October 31, 2005, $7.7 million was accrued for eleven hospice programs exceeding the cap as of September 30, 2005. Including SLC, for the Medicare cap year ending October 31, 2006, $7.3 million has been accrued for thirteen hospice programs exceeding the cap as of June 30, 2006. Our net patient service revenue is reduced by hospice programs that have exceeded the Medicare cap. During the three months ended March 31, 2006, we paid $0.6 million to Medicare for four hospice programs that exceeded the cap for the Medicare cap year ended October 31, 2004. No payments were made to Medicare during the three months ended June 30, 2006.
     We will continue to review the adequacy of our accrued Medicare cap contractual adjustment on a quarterly basis. We cannot assure you that additional hospice programs will not exceed the cap amount in the future. Our net patient service revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that additional hospice programs will not exceed the cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not materially differ from the actual Medicare cap contractual adjustment or that our Medicare cap contractual adjustments for existing programs subject to the Medicare cap will not increase.
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
EXPENSES
     Because payments for hospice services are primarily paid on a per diem basis, our profitability is largely dependent on our ability to manage the expenses of providing hospice services. We recognize expenses as incurred and classify expenses as either direct hospice care expenses or general and administrative expenses. Direct hospice care expenses primarily include direct patient care salaries, payroll taxes, employee benefits, pharmaceuticals, medical equipment and supplies, inpatient costs and reimbursement of mileage for our patient caregivers. Length of stay impacts our direct hospice care expenses as a percentage of net patient service revenue, because if lengths of stay decline, direct hospice care expenses, which are often highest during the earliest and latter days of care for a patient, are spread against fewer days of care. Expenses are normally higher during the last days of care, because patients generally require greater hospice services, including drugs, medical equipment and nursing care at that time due to their deteriorating medical condition. In addition, cost pressures resulting from the use of more expensive forms of palliative care, including drugs and drug delivery systems, and increases in direct patient care salaries and employee benefits, could negatively impact our profitability.
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
     The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for the three and six months ended June 30, 2005 and 2006, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Direct hospice care expenses:
Salaries, benefits and payroll taxes	34.4%	39.0%	34.4%	39.3%
Pharmaceuticals	5.7	5.3	5.7	5.2
Medical equipment and supplies	5.7	5.3	5.6	5.2
Inpatient costs	3.1	2.5	3.1	2.6
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	6.0	6.3	6.0	6.5

Total	54.9%	58.4%	54.8%	58.8%

General and administrative expenses:
Salaries, benefits and payroll taxes	17.3%	16.7%	17.6%	16.7%
Leases	2.9	3.1	2.9	2.9
Legal and accounting fees	1.6	1.2	1.7	1.1
Other (including insurance, recruiting, travel, telephone and printing )	8.1	7.5	8.1	7.6

Total	29.9%	28.5%	30.3%	28.3%

PROVISION FOR INCOME TAXES
     Our provision for income taxes consists of current and deferred federal and state income tax expenses. Our effective tax rate for the three and six months ended June 30, 2006 was approximately 36.7% and 36.8%, respectively. We estimate that our effective tax rate for 2006 will be approximately 37.0%. The decrease in the effective tax rate was impacted by a significant increase in our tax-exempt interest income for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005.

RESULTS OF OPERATIONS
     The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the three and six months ended June 30, 2005 and 2006, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Net patient service revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct hospice care	54.9	58.4	54.8	58.8
General and administrative	29.9	28.5	30.3	28.3
Stock-based compensation charges	0.2	1.4	0.2	1.4
Provision for uncollectible accounts	0.8	0.8	1.7	1.1
Depreciation	1.0	1.2	1.0	1.2
Amortization	0.1	0.1	0.1	0.1

	86.9	90.4	88.1	90.9

Income from continuing operations before other income (expense)	13.1	9.6	11.9	9.1
Other income (expense), net	0.3	0.6	0.2	0.6

Income from continuing operations before provision for income taxes	13.4	10.2	12.1	9.7
Provision for income taxes	5.2	3.7	4.7	3.6

Income from continuing operations	8.2	6.5	7.4	6.1
Loss from discontinued operations, net of income taxes	(0.3)	(0.3)	(0.4)	(0.2)

Net income	7.9%	6.2%	7.0%	5.9%

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006
     The following table summarizes and compares our results of operations for the three months ended June 30, 2005 and 2006, respectively:

	Three Months Ended June 30,
	2005	2006	$ Change	% Change
	(in thousands, except % change)
Net patient service revenue	$92,319	$104,443	$12,124	13.1%
Operating expenses:
Direct hospice care	50,662	61,045	10,383	20.5%
General and administrative	27,646	29,790	2,144	7.8%
Stock-based compensation	155	1,405	1,250	806.5%
Provision for uncollectible accounts	719	803	84	11.7%
Depreciation and amortization	1,011	1,355	344	34.0%

	80,193	94,398	14,205	17.7%

Income from continuing operations before other income (expense)	12,126	10,045	(2,081)	(17.2%)
Other income (expense), net	292	651	359	122.9%

Income from continuing operations before provision for income taxes	12,418	10,696	(1,722)	(13.9%)
Provision for income taxes	4,831	3,923	(908)	(18.8%)

Income from continuing operations	7,587	6,773	(814)	(10.7%)
Loss from discontinued operations, net of income taxes	(330)	(280)	50	15.2%

Net income	$7,257	$6,493	$(764)	(10.5%)

Net Patient Service Revenue
     Net patient service revenue increased $12.1 million, or 13.1%, from $92.3 million for the three months ended June 30, 2005 to $104.4 million for the three months ended June 30, 2006, due primarily to an increase in average daily patient census of 589, or 7.6%, from 7,745 patients for the three months ended June 30, 2005 to 8,334 patients for the three months ended June 30, 2006. This resulted in increased billable days of 53,584. Net patient service revenue per day of care was $130.98 and $137.71 for the three months ended June 30, 2005 and 2006, respectively. This increase was primarily due to an increase in continuous care revenues resulting from a shift in our level of care mix and overall increases in Medicare payment rates for our hospice services of approximately 3.7%. As a percentage of gross revenue, continuous home care increased from 1.9% for the three months ended June 30, 2005, to 4.4% for the three months ended June 30, 2006. Continuous home care gross revenue had an average gross revenue per day of $496 for the three months ended June 30, 2006. The increase in net patient service revenue was offset by the Medicare cap contractual adjustment of $1.1 million and $1.2 million for the three months ended June 30, 2005 and 2006, respectively. Medicare revenues represented 92.6% and 92.9% of our net patient service revenue for the three months ended June 30, 2005 and 2006, respectively. Medicaid revenues represented 4.8% and 4.2% of our net patient service revenue for the three months ended June 30, 2005 and 2006, respectively.
Direct Hospice Care Expenses
     Direct hospice care expenses increased $10.4 million, or 20.5%, from $50.7 million for the three months ended June 30, 2005 to $61.0 million for the three months ended June 30, 2006. Salaries, benefits and payroll tax expense increased $9.0 million, or 28.2%, from $31.7 million for the three months ended June 30, 2005 to $40.7 million for the three months ended June 30, 2006. This increase is primarily due to annual salary increases, the employment of additional patient caregivers to support growth in continuous care revenues and the overall census growth at our hospice programs. The total number of full-time employees increased approximately 13.0% as of June 30, 2006 as compared to June 30, 2005. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 34.4% to 39.0% for the three months ended June 30, 2005 and 2006, respectively. As a percentage of net patient service revenue, total direct hospice care expenses increased from 54.9% to 58.4% for the three months ended June 30, 2005 and 2006, respectively, due primarily to the increase in salaries, benefits and payroll taxes noted above.
General and Administrative Expenses
     General and administrative expenses increased $2.1 million, or 7.8%, from $27.6 million for the three months ended June 30, 2005, to $29.8 million for the three months ended June 30, 2006. Salaries, benefits and payroll tax expense increased $1.5 million, or 9.3%, from $16.0 million for the three months ended June 30, 2005, to $17.5 million for the three months ended June 30, 2006. This increase is primarily due to annual salary increases and an increase in the number of employees at our hospice programs and our corporate office. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense decreased from 17.3% to 16.7% for the three months ended June 30, 2005 and 2006, respectively. As a percentage of net patient service revenue, total general and administrative expenses decreased from 29.9% to 28.5% for the three months ended June 30, 2005 and 2006, respectively, due primarily to the net patient service revenue increasing 13.1% compared to the increase in general and administrative salaries, benefits and payroll tax expense of 9.3%.
Stock-Based Compensation
     Stock-based compensation expense increased $1.2 million, or 806.5%, from $0.2 million for the three months ended June 30, 2005, to $1.4 million for the three months ended June 30, 2006. This increase is due to the recording of compensation expense associated with unvested employee stock options in accordance with Statement 123R, which was adopted by us on January 1, 2006.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts increased $0.1 million, or 11.7%, from $0.7 million for the three months ended June 30, 2005 to $0.8 million for the three months ended June 30, 2006, due primarily to our increased net patient service revenue. As a percentage of net patient service revenue, our provision for uncollectible accounts was 0.8% for each of the three months ended June 30, 2005 and 2006.
Depreciation and Amortization Expense
     Depreciation and amortization expense increased $0.3 million, or 34.0%, from $1.0 million for the three months ended June 30, 2005 to $1.4 million for the three months ended June 30, 2006. This increase was related to depreciation of acquired fixed assets during 2005 and 2006. As a percentage of net patient service revenue, depreciation and amortization expense increased from 1.1% to 1.3% for the three months ended June 30, 2005 and 2006, respectively.
Other Income (Expense)
     Other income increased $0.4 million, or 122.9%, from $0.3 million for the three months ended June 30, 2005 to $0.7 million for the three months ended June 30, 2006. Interest income increased $0.3 million, or 99.1%, from $0.3 million for the three months ended June 30, 2005 to $0.7 million for the three months ended June 30, 2006, due to the average amount of cash invested by us increasing by approximately $27.4 million for the three months ended June 30, 2006, compared to the three months ended June 30, 2005. We expect interest income to decline in the third quarter of 2006 due to the $13.0 million payment to the DOJ. Interest expense is primarily associated with the unused facility fee and amortization of deferred costs related to our revolving line of credit. See Note 7 to our consolidated financial statements.
Provision for Income Taxes
     Our provision for income taxes decreased $0.9 million, or 18.8%, from $4.8 million for the three months ended June 30, 2005 to $3.9 million for the three months ended June 30, 2006. We had an effective income tax rate of approximately 38.9% and 36.7% for the three months ended June 30, 2005 and 2006, respectively. The effective tax rate for the three months ended June 30, 2006 was impacted by a significant increase in our tax-exempt interest income. We expect the effective tax rate to be approximately 37.0% for the remainder of 2006.
SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006
     The following table summarizes and compares our results of operations for the six months ended June 30, 2005 and 2006, respectively:

	Six Months Ended June 30,
	2005	2006	$ Change	% Change
	(in thousands, except % change)
Net patient service revenue	$178,915	$207,430	$28,515	15.9%
Operating expenses:
Direct hospice care	98,006	121,980	23,974	24.5%
General and administrative	54,205	58,673	4,468	8.2%
Stock-based compensation	311	2,919	2,608	838.6%
Provision for uncollectible accounts	3,057	2,192	(865)	(28.3%)
Depreciation and amortization	2,035	2,651	616	30.3%

	157,614	188,415	30,801	19.5%

Income from continuing operations before other income (expense)	21,301	19,015	(2,286)	(10.7%)
Other income (expense), net	415	1,155	740	178.3%

Income from continuing operations before provision for income taxes	21,716	20,170	(1,546)	(7.1%)
Provision for income taxes	8,473	7,422	(1,051)	(12.4%)

Income from continuing operations	13,243	12,748	(495)	(3.7%)
Loss from discontinued operations, net of income taxes	(643)	(417)	226	35.1%

Net income	$12,600	$12,331	$(269)	(2.1%)

Net Patient Service Revenue
     Net patient service revenue increased $28.5 million, or 15.9%, from $178.9 million for the six months ended June 30, 2005 to $207.4 million for the six months ended June 30, 2006, due to an increase in average daily census of 697, or 9.2%, from 7,589 for the six months ended June 30, 2005 to 8,286 for the six months ended June 30, 2006. This resulted in increased billable days of 126,276. Net patient service revenue per day of care was $130.26 and $138.30 for the six months ended June 30, 2005 and 2006, respectively. This increase was primarily due to an increase in continuous care revenues resulting from a shift in our level of care mix and overall increases in Medicare payment rates for our hospice services of approximately 3.7%. As a percentage of gross revenue, continuous home care increased from 1.4% for the six months ended June 30, 2005, to 4.6% for the six months ended June 30, 2006. Continuous home care gross revenue had an average gross revenue per day of $482 for the six months ended June 30, 2006. The increase in net patient service revenue was offset by the Medicare cap contractual adjustment of $2.5 million and $2.7 million for the six months ended June 30, 2005 and 2006, respectively. Medicare revenues represented 92.4% and 92.8% of our net patient service revenue for the six months ended June 30, 2005 and 2006, respectively. Medicaid revenues represented 4.9% and 4.3% of our net patient service revenue for the six months ended June 30, 2005 and 2006, respectively.
Direct Hospice Care Expenses
     Direct hospice care expenses increased $24.0 million, or 24.5%, from $98.0 million for the six months ended June 30, 2005 to $122.0 million for the six months ended June 30, 2006. Salaries, benefits and payroll tax expense increased $19.9 million, or 32.3%, from $61.6 million for the six months ended June 30, 2005 to $81.5 million for the six months ended June 30, 2006. This increase is primarily due to annual salary increases, the employment of additional patient caregivers to support growth in continuous care revenues and the overall census growth at our hospice programs. The total number of full-time employees increased approximately 13.0% as of June 30, 2006 as compared to June 30, 2005. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 34.4% to 39.3% for the six months ended June 30, 2005 and 2006, respectively. Other direct hospice care expense increased $2.8 million, or 26.4%, from $10.7 million for the six months ended June 30, 2005 to $13.4 million for the six months ended June 30, 2006. This increase was primarily due to an increase in employee mileage expense, which resulted primarily from additional employees and an increase in our mileage reimbursement rate for employees, and increases in the number of nursing home patients served. As a percentage of net patient service revenue, other direct hospice care expense increased from 6.0% to 6.5% for the six months ended June 30, 2005 and 2006, respectively. Pharmacy expense increased $0.5 million, or 4.4%, from $10.3 million for the six months ended June 30, 2005 to $10.7 million for the six months ended June 30, 2006. As a percentage of net patient service revenue, pharmacy expenses decreased from 5.7% to 5.2% for the six months ended June 30, 2005 and 2006, respectively. As a percentage of net patient service revenue, total direct hospice care expenses increased from 54.8% to 58.8% for the six months ended June 30, 2005 and 2006, respectively, due primarily to the increase in salaries, benefits and payroll taxes noted above.
General and Administrative Expenses
     General and administrative expenses increased $4.5 million, or 8.2%, from $54.2 million for the six months ended June 30, 2005 to $58.7 million for the six months ended June 30, 2006. Salaries, benefits and payroll tax expense increased $3.2 million, or 10.2%, from $31.5 million for the six months ended June 30, 2005 to $34.7 million for the six months ended June 30, 2006. This increase is primarily due to annual salary increases and an increase in the number of employees at our hospice program level and at our corporate office. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense decreased from 17.6% to 16.7% for the six months ended June 30, 2005 and 2006, respectively. Lease expense related to office leases increased $0.8 million, or 16.0%, from $5.2 million for the six months ended June 30, 2005 to $6.1 million for the six months ended June 30, 2006 due primarily to new and additional office leases for hospice programs. As a percentage of net patient service revenue, total general and administrative expenses decreased from 30.3% to 28.3% for the six months ended June 30, 2005 and 2006, respectively, due primarily to net patient service revenue increasing 15.9% compared to the increase in general and administrative salaries, benefits and payroll tax expense of 10.2%.
Stock-Based Compensation
     Stock-based compensation expense increased $2.6 million, or 838.6%, from $0.3 million for the six months ended June 30, 2005, to $2.9 million for the six months ended June 30, 2006. This increase is due to the recording of compensation expense associated with unvested employee stock options in accordance with Statement 123R, which was adopted by us on January 1, 2006.

Provision for Uncollectible Accounts
     Our provision for uncollectible accounts decreased $0.9 million, or 28.3%, from $3.1 million for the six months ended June 30, 2005 to $2.2 million for the six months ended June 30, 2006, due primarily to a reduction in days outstanding in accounts receivable, which decreased from 44 days for the six months ended June 30, 2005 to 42 days for the six months ended June 30, 2006. The decrease in days outstanding in accounts receivable is primarily attributable to the improvement of documentation at the hospice programs as it relates to the Medicaid accounts receivable for nursing home room and board payments which reduces payment denials. As a percentage of net patient service revenue, our provision for uncollectible accounts decreased from 1.7% to 1.1% for the six months ended June 30, 2005 and 2006, respectively.
Depreciation and Amortization Expense
     Depreciation and amortization expense increased $0.6 million, or 30.3%, from $2.0 million for the six months ended June 30, 2005 to $2.7 million for the six months ended June 30, 2006. This increase was due primarily to the depreciation of assets acquired during 2005 and early 2006. As a percentage of net patient service revenue, depreciation and amortization expense increased from 1.1% to 1.3% for the six months ended June 30, 2005 and 2006, respectively.
Other Income (Expense)
     Other income (expense) increased $0.7 million, or 178.3%, from $0.4 million for the six months ended June 30, 2005 to $1.2 million for the six months ended June 30, 2006. Interest income increased $0.7 million, or 140.7%, from $0.5 million for the six months ended June 30, 2005 to $1.2 million for the six months ended June 30, 2006, due to the average amount invested increasing by approximately $29.6 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. We expect interest income to decline in the third quarter of 2006 due to the $13.0 million payment to the DOJ. Interest expense decreased from $103,000 to $92,000 for the six months ended June 30, 2005 and 2006, respectively. Interest expense is primarily associated with the unused facility fee and amortization of deferred costs related to our revolving line of credit. See Note 7 to our consolidated financial statements.
Provision for Income Taxes
     Our provision for income taxes decreased $1.1 million, or 12.4%, from $8.5 million for the six months ended June 30, 2005 to $7.4 million for the six months ended June 30, 2006. We had an effective income tax rate of approximately 39.0% and 36.8% for the six months ended June 30, 2005 and 2006, respectively. The effective tax rate for the six months ended June 30, 2006 was impacted by a significant increase in our tax-exempt interest income. We expect the effective tax rate to be approximately 37.0% for the remainder of 2006.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal liquidity requirements are for the $13.0 million DOJ settlement, Medicare cap contractual adjustments, acquisition and implementation of a new integrated billing, clinical management and electronic medical records system, stock repurchase program, working capital, new hospice program and inpatient development, hospice acquisitions, debt service and other capital expenditures. We finance these requirements primarily with existing funds, cash flows from operating activities, operating leases, and normal trade credit terms. As of June 30, 2006, we had cash and cash equivalents of $28.2 million and working capital of $70.2 million. At such date, we had short-term investments of $46.8 million that are included in working capital.
     Cash provided by operating activities was $30.7 million and $21.4 million for the six months ended June 30, 2005 and 2006, respectively, and represented net income generated, non-cash charges related to depreciation, amortization, stock-based compensation and taxes and increases and decreases in working capital. The $9.3 million decrease in cash provided by operating activities for the six months ended June 30, 2006 was due mainly to changes in working capital as it relates to accounts receivable and current liabilities.
     Investing activities, consisting primarily of cash paid to purchase property and equipment and to establish short-term investments, used cash of $31.2 million and $3.5 million for the six months ended June 30, 2005 and 2006, respectively. The $27.7 million decrease in cash used in investing activities for the six months ended June 30, 2006 was due primarily to our conversion of short-term investments to cash in anticipation of the $13.0 million payment for the DOJ settlement which was paid on July 11, 2006. For the six months ended June 30, 2006, property and equipment purchases were primarily related to inpatient business development and the new integrated billing, clinical management and electronic medical records system.

     Net cash used in financing activities was $9.1 million and $4.9 million for the six months ended June 30, 2005 and 2006, respectively, and represented proceeds from the issuance of common stock and payments related to our stock repurchase program.
     On May 14, 2004, we entered into a credit agreement with General Electric Capital Corporation (as amended on November 1, 2004 and February 22, 2006, the “Credit Agreement”) that provides us with a $20.0 million revolving line of credit, subject to three separate $10.0 million increase options. Effective February 22, 2006, we amended the Credit Agreement to, among other things, (a) amend the definition of “Material Adverse Effect” in the Credit Agreement to make clear that our incurrence of indebtedness in an amount not to exceed $13.0 million pursuant to its agreement in principle with the United States Department of Justice to settle the civil investigation focused primarily on our patient admission, retention and discharge practices (the “DOJ Settlement”) will not constitute a Material Adverse Effect and (b) amend the indebtedness covenant to permit the incurrence of up to $13.0 million in indebtedness to the United States pursuant to the DOJ Settlement. The revolving line of credit will be used, if necessary, to fund future acquisitions, working capital, capital expenditures and general corporate purposes. Borrowings outstanding under the revolving line of credit will bear interest at our option either at LIBOR plus 2.5% or the higher of the prime rate or 50 basis points over the federal funds rate plus 0.5%. The revolving line of credit expires May 14, 2007. The revolving line of credit has an unused facility fee of 0.375% per annum. No amounts have been drawn on the revolving line of credit as of June 30, 2006. The revolving line of credit is secured by substantially all of our and our subsidiaries’ existing and after-acquired personal property assets and all after-acquired real property assets. We and our subsidiaries are subject to affirmative and negative covenants under the Credit Agreement. As of June 30, 2006, we were in compliance with all covenants under the Credit Agreement.
     We have reached an agreement in principle with the DOJ to permanently settle for $13.0 million its investigation of certain of our patient certification, patient referral and coordination of benefits practices. Final resolution and approval of a definitive settlement and corporate integrity agreements were completed in July 2006. We also paid the $13.0 million settlement pursuant to the settlement agreement on July 11, 2006. See Note 8 to our consolidated financial statements.
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
OFF-BALANCE SHEET ARRANGEMENTS
     As of June 30, 2006 we did not have any off-balance sheet arrangements.
PAYMENT, LEGISLATIVE AND REGULATORY CHANGES
     We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. For example, the 2007 Budget Proposal submitted by the President to Congress includes a reduction of 0.4% in the annual inflation adjustment that we currently receive each year under current law. Reductions or changes in Medicare or Medicaid funding could materially adversely affect our net patient service revenue and profitability. We cannot predict at this time whether the reduction included in the President’s 2007 Budget Proposal will be enacted or whether any additional healthcare reform initiatives will be implemented or whether other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system will occur. For the three months ended June 30, 2006, Medicare and Medicaid services constituted 92.9% and 4.2% of our net patient service revenue, respectively. For the six months ended June 30, 2006, Medicare and Medicaid services constituted 92.8% and 4.3% of our net patient service revenue, respectively.

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
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
     The Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006, and based on such evaluation have concluded that, solely due to the material weakness described in Item 4(b) below, the design and operation of such disclosure controls and procedures were not effective as of June 30, 2006 to ensure that material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
     Notwithstanding the material weakness described below, the Company’s management has concluded that the financial statements included in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
(b) Material Weakness in Internal Control over Financial Reporting; Change in Internal Control over Financial Reporting
     Except as described below, the Company’s management, with the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has concluded that there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Auditing literature defines “material weakness” as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions.
     The following material weakness was identified during the preparation of the Company’s financial statements included in this Form 10-Q. After initial review by its registered public accounting firm regarding the proper accounting treatment, the Company announced on July 31, 2006 that a loss had been recognized from discontinued operations of $7.4 million, net of income tax, or $0.22 per diluted share, related to the sale of its Salt Lake City (“SLC”) hospice program. Upon further review by the Company and by the Company's registered public accounting firm it was determined that Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) and the relevant accounting polices of the Company were incorrectly applied to the recordation and recognition of the sale. Specifically, it was determined that, in accordance with SFAS 142 and the Company’s relevant accounting policies, the decision to sell, and the actual sale of, the SLC hospice program should not result in any charge related to the impairment of goodwill. Rather than review goodwill impairment at the hospice program level as the Company did when calculating the loss from discontinued operations for the July 31st announcement, under SFAS 142 and the Company’s relevant accounting polices as described in “Goodwill and Other Non-Amortizable Assets” found in Note 1 – “Organization and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2006, the Company should have reviewed goodwill impairment related to this sale at the operating region level. The goodwill related to the sale of the SLC hospice program should have been reallocated within the operating region, which results in no impairment of goodwill. As a result, the Company actually recognized a charge in the second quarter of 2006 of only $0.3 million, net of income tax, or $0.01 per diluted share, rather than the charge of $7.4 million, net of income tax, or $0.22 per diluted share, that was originally announced on July 31, 2006.
     The Company has concluded that it did not maintain effective controls to ensure the proper application of SFAS 142 and the Company’s accounting policies to the sale of the SLC hospice program, which failure evidenced a material weakness in the Company’s internal control over financial reporting for unusual and/or infrequent Company transactions such as the sale.
     The Company currently has in place a requirement that key accounting personnel and in-house legal counsel review the Company’s periodic and annual reports before they are filed with or submitted to the SEC. During the third quarter 2006 the Company began to enhance the control by which key accounting personnel review the quarterly and annual financial statements prior to being filed with or submitted to the SEC in periodic reports. The enhanced control includes specific identification, review and analysis of unusual and/or infrequent transactions of the Company at the time of recordation. The review and analysis also includes collective discussions by key accounting personnel of the proper application of generally accepted accounting principles and the Company’s relevant accounting policies to such unusual and/or infrequent transactions. The Company believes that these enhancements to existing controls will strengthen the Company’s internal control over financial reporting such that the Company properly recognizes unusual and/or infrequent transactions in its earnings announcements and financial statements. The Company expects to complete the enhancement of these controls by the end of the third quarter 2006.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We, our two former Chief Executive Officers and our current Chief Financial Officer are defendants in a lawsuit originally filed on April 21, 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Francis Layher, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased or otherwise acquired our publicly traded securities between May 5, 2003 and February 23, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Six similar lawsuits were also filed in May and September of 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Kenneth L. Friedman, Trudy J. Nomm, Eva S. Caldarola, Michael Schaufuss, Duane Liffrig and G.A. Allsmiller on behalf of the same plaintiff class, making substantially similar allegations and seeking substantially similar damages. All of these lawsuits were transferred to a single judge and consolidated into a single action. Lead plaintiffs and lead counsel have been appointed and the consolidated complaint was filed on December 20, 2004, which, among other things, extended the class period to October 18, 2004. We filed a motion to dismiss the lawsuit, which, the District Court granted on September 30, 2005. The District Court also granted lead plaintiffs the right to amend their complaint. Lead plaintiffs filed an amended consolidated complaint on October 31, 2005. On March 20, 2006, the District Court entered an order dismissing with prejudice all of the claims against us and the individual defendants. On April 17, 2006, plaintiffs filed a Notice of Appeal to appeal the decision of the District Court to dismiss the complaint to the United States Court of Appeals for the Fifth Circuit. While we cannot predict the outcome of these matters, we believe that the plaintiffs’ claims are without merit, we deny the allegations in the complaints and we intend to vigorously defend the lawsuits. If any of these matters were successfully asserted against us, there could be a material adverse effect on us.
     On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against two former Chief Executive Officers and our current Chief Financial Officer, Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs and seven of the current members of our board of directors and two former members of our board of directors. The petition alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named current and former executive officers, seven current members of the board of directors and two former members of the board of directors. The petition seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees, from the individual defendants. No damages are sought from the Company. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of the Company, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and has been consolidated with the above lawsuit filed by Mr. Connolly. On July 28, 2006, plaintiffs filed a third amended consolidated petition making substantially similar claims as those in the original petition. The individual defendants and the Company anticipate filing a motion to dismiss and/or special exceptions in response to the third amended consolidated petition.
     On December 30, 2004, in the United States District Court for the Northern District of Texas, Dallas Division, John O. Hanson brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against two former Chief Executive Officers, our current Chief Financial Officer and seven of the current members of our board of directors and a former member of the board of directors. The complaint alleges breach of fiduciary duty, abuse of control, aiding and abetting breach of fiduciary duty and gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the individual defendants. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees, from the individual defendants. No damages are sought from the Company. The lawsuit has been voluntarily stayed by the parties until a final determination on the motion to dismiss and/or special exceptions to be filed in the state court derivative action currently pending in the class action securities litigation described above previously filed in the United States District Court for the Northern District of Texas, Dallas Division, and plaintiffs will file an amended complaint within 30 days of entry of judgment in the class action securities litigation.
     On September 8, 2005, in the United States District Court for the Northern District of Texas, Dallas Division, Lisa Moats brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against our two former Chief Executive Officers, our current Chief Financial Officer, our current Chief Operating Officer, and seven current members of the board of directors and a former member of the board of directors. The complaint alleges breach of fiduciary duty of good faith on the part of each of the individual defendants. The complaint seeks unspecified amounts of compensatory damages, as well as costs, including legal fees, from the individual defendants. No damages are sought from the Company. The lawsuit has been voluntarily stayed by the parties until the earlier of (i) five days after the state district judge signs an order resolving the motions to dismiss in the state court derivative action or (ii) October 31, 2006.
     In September 2004, the DOJ informed us that it was conducting an investigation of certain of our patient certification, patient referral and coordination of benefits practices. In July 2005, the DOJ informed us that the investigation stemmed from two qui tam actions filed under federal court seal in 2003. We have reached an agreement in principle with the DOJ to permanently settle for $13.0 million the two qui tam actions and the related DOJ investigation. The settlement did not involve the admission of any liability or acknowledgment of wrongdoing by us. On July 6, 2006, we entered into a definitive settlement agreement with the DOJ and the first in time qui tam relator to permanently settle the first in time complaint. After fully investigating the federal allegations made in the second qui tam complaint, the DOJ elected not to intervene in the complaint. As a result, the second in time relators have dismissed their complaint with prejudice as to any and all federal claims. The DOJ filed a letter with the District Court in support of the dismissal. As part of the settlement of the first qui tam complaint, we have entered into a corporate integrity agreement on July 6, 2006 with the U.S. Department of Health and Human Services, Office of Inspector General. We paid the $13.0 million settlement on July 11, 2006.
     From time to time, we may be involved in other litigation matters relating to claims that arise in the ordinary course of our business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to us, we do not believe that the resolution of these other litigation matters to which we are currently a party will have a material adverse effect on us. Except for the $13.0 million that we have accrued for the settlement of the DOJ investigation as of June 30, 2006, we have not accrued any amounts related to the other litigation matters discussed above.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On August 11, 2005, we announced the adoption of a new stock repurchase program in which we intend to repurchase up to $20.0 million of our common stock. We intend to conduct the stock repurchase in the open market over the twelve month period beginning on August 11, 2005. The timing and the amount of any repurchase of shares during the twelve-month period will be determined by management based on its evaluation of market conditions and other factors. As of June 30, 2006, we had repurchased 973,332 shares of our common stock at a cost of $16.8 million (average cost of $17.30 per share). As of June 30, 2006, we had approximately 34.3 million shares outstanding. We may repurchase up to an additional $3.2 million of common stock under our stock repurchase program. Stock repurchases are being funded out of our working capital. The following table sets forth the repurchase data for each of the three months during the second quarter ended June 30, 2006:

			(c)	(d)
	(a)	(b)	Total Number of Shares	Approximate Dollar Value of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet be
Period	Shares Purchased	Paid per Share	Publicly Announced Plans	Purchased Under the Plan

April 1- April 30	—	—	—	$9,445,662

May 1 - May 31	367,832	$17.08	367,832	$3,164,810

June 1 - June 30	—	—	—	$3,164,810

Total	367,832	$17.08	367,832

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our Annual Meeting of Stockholders held on May 4, 2006, the following proposals were submitted to stockholders with the following results:
     1. Election of John K. Carlyle, David W. Cross and David L. Steffy to serve as our Class II Directors until our Annual Meeting of Stockholders in 2009 and until their respective successors are elected and qualified or until their earlier death, resignation or removal from office.

	Number of Shares
	For	Against	Abstain

John K. Carlyle	29,887,624	—	142,083
David W. Cross	28,723,656	—	1,306,051
David L. Steffy	29,888,978	—	140,729
     The following individuals are our Class III Directors, whose terms expire at our Annual Meeting of Stockholders in 2007: Richard R. Burnham, Martin S. Rash and Robert A. Ortenzio. The following individuals are our Class I Directors, whose terms expire at our Annual Meeting of Stockholders in 2008: Paul J. Feldstein, Robert A. Lefton, Shawn S. Schabel.
     2. Ratification of the selection of Ernst & Young, LLP as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2006.

Number of Shares
For	29,933,829
Against	43,640
Abstain	52,238

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)

4.2	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.3	Rights Agreement dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

10.1 †	Employment Agreement, dated as of January 16, 2006, by and between Odyssey HealthCare, Inc. and Woodrin Grossman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2006)

10.2	Waiver and Amendment No. 2 to Credit Agreement, dated February 22, 2006, among Odyssey HealthCare, Inc. as a credit party, and General Electric Capital Corporation as agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2006)

31.1	Certification required by Rule 13a-14(a), dated August 9, 2006, by Robert A. Lefton, Chief Executive Officer*

31.2	Certification required by Rule 13a-14(a), dated August 9, 2006, by Douglas B. Cannon, Chief Financial Officer*

32.1	Certification required by Rule 13a-14(b), dated August 9, 2006, by Robert A. Lefton, Chief Executive Officer, and Douglas B. Cannon, Chief Financial Officer**

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY HEALTHCARE, INC.

Date: August 9, 2006	By:	/s/ Robert A. Lefton Robert A. Lefton
President and Chief Executive Officer

Date: August 9, 2006	By:	/s/ Douglas B. Cannon Douglas B. Cannon
Senior Vice President, Chief
Financial Officer, Treasurer and
Assistant Secretary (Principal Financial and
Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)

4.2	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.3	Rights Agreement dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

10.1 †	Employment Agreement, dated as of January 16, 2006, by and between Odyssey HealthCare, Inc. and Woodrin Grossman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2006)

10.2	Waiver and Amendment No. 2 to Credit Agreement, dated February 22, 2006, among Odyssey HealthCare, Inc. as a credit party, and General Electric Capital Corporation as agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2006)

31.1	Certification required by Rule 13a-14(a), dated August 9, 2006, by Robert A. Lefton, Chief Executive Officer*

31.2	Certification required by Rule 13a-14(a), dated August 9, 2006, by Douglas B. Cannon, Chief Financial Officer*

32.1	Certification required by Rule 13a-14(b), dated August 9, 2006, by Robert A. Lefton, Chief Executive Officer, and Douglas B. Cannon, Chief Financial Officer**

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.