Form 10-Q
period 2006-09-30
ODYSSEY HEALTHCARE INC
filed 2006-11-09
CIK 1129623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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
Yes ☐ No ☑
     The number of outstanding shares of the issuer’s common stock as of November 2, 2006 was as follows: 34,354,641 shares of Common Stock, $0.001 par value per share.

FORM 10-Q
ODYSSEY HEALTHCARE, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2005	2006
	(in thousands, except
	share and per share
	amounts)
	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,183	$10,551
Short-term investments	48,286	57,956
Accounts receivable from patient services, net of allowance for uncollectible accounts of $2,029 and $2,186 at December 31, 2005 and September 30, 2006, respectively	59,911	62,191
Deferred tax assets	2,707	—
Income taxes receivable	—	6,385
Prepaid expenses and other current assets	4,232	6,057
Assets of discontinued operations	49	—

Total current assets	130,368	143,140
Property and equipment, net of accumulated depreciation	11,599	15,524
Goodwill	98,163	98,179
Intangibles, net of accumulated amortization	4,837	4,406

Total assets	$244,967	$261,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,989	$3,122
Accrued compensation	12,100	13,063
Accrued nursing home costs	11,581	11,130
Accrued Medicare cap contractual adjustments	14,883	19,556
Accrued government settlement	13,000	—
Other accrued expenses	14,163	14,014
Deferred tax liability	—	3,220
Current maturities of long-term debt	5	3

Total current liabilities	68,721	64,108
Long-term debt, less current maturities	4	2
Deferred tax liability	8,355	10,799
Other liabilities	589	554
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares — 75,000,000
Issued shares — 37,410,750 and 37,836,282 at December 31, 2005 and September 30, 2006, respectively	37	38
Additional paid-in capital	98,624	107,447
Retained earnings	107,192	125,136
Treasury stock, at cost, 3,002,934 and 3,488,766 shares held at December 31, 2005 and September 30, 2006, respectively	(38,555)	(46,835)

Total stockholders’ equity	167,298	185,786

Total liabilities and stockholders’ equity	$244,967	$261,249

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
	(in thousands, except per		(in thousands, except per
	share amounts)		share amounts)
	(unaudited)		(unaudited)
Net patient service revenue	$97,922	$102,904	$276,837	$310,334
Operating expenses:
Direct hospice care	55,749	61,064	153,755	183,044
General and administrative	28,122	29,719	82,326	88,393
Stock-based compensation charges	153	1,435	465	4,354
Provision for uncollectible accounts	232	1,145	3,289	3,336
Depreciation	1,018	1,318	2,796	3,751
Amortization	126	90	383	308

	85,400	94,771	243,014	283,186

Income from continuing operations before other income (expense)	12,522	8,133	33,823	27,148
Other income (expense):
Interest income	363	650	882	1,897
Interest expense	(46)	(47)	(150)	(139)

	317	603	732	1,758

Income from continuing operations before provision for income taxes	12,839	8,736	34,555	28,906
Provision for income taxes	4,893	3,011	13,365	10,433

Income from continuing operations	7,946	5,725	21,190	18,473
Loss from discontinued operations, net of income taxes	(199)	(112)	(842)	(529)

Net income	$7,747	$5,613	$20,348	$17,944

Income (loss) per common share:
Basic:
Continuing operations	$0.23	$0.17	$0.61	$0.54
Discontinued operations	$0.00	$(0.01)	$(0.02)	$(0.02)

Net income	$0.23	$0.16	$0.59	$0.52

Diluted:
Continuing operations	$0.23	$0.17	$0.60	$0.53
Discontinued operations	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Net income	$0.22	$0.16	$0.58	$0.52

Weighted average shares outstanding:
Basic	34,218	34,120	34,469	34,206
Diluted	35,074	34,589	35,114	34,661
The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2005	2006
	(in thousands)
	(unaudited)
Operating Activities
Net income	$20,348	$17,944
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	842	529
Depreciation and amortization	3,179	4,059
Amortization of debt issue costs	82	82
Stock-based compensation	465	4,354
Deferred tax expense	2,596	8,467
Tax benefit realized for stock option exercises	755	(1,003)
Provision for uncollectible accounts	3,289	3,336
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,516	(5,616)
Other current assets	1,733	(8,199)
Accrued government settlement	—	(13,000)
Accounts payable, accrued nursing home costs, accrued Medicare cap contractual adjustments and other accrued expenses	15,858	5,770

Net cash provided by operating activities and discontinued operations	50,663	16,723
Investing Activities
Cash paid for acquisitions and procurement of licenses	(5,092)	(174)
Cash received from the sale of a hospice program	—	59
Increase in short-term investments	(23,027)	(9,670)
Purchases of property and equipment	(6,610)	(7,756)

Net cash used in investing activities	(34,729)	(17,541)
Financing Activities
Proceeds from issuance of common stock	2,447	3,467
Tax benefit realized for stock option exercises	—	1,003
Purchases of treasury stock	(18,288)	(8,280)
Payments on debt	(4)	(4)

Net cash used in financing activities	(15,845)	(3,814)

Net increase (decrease) in cash and cash equivalents	89	(4,632)
Cash and cash equivalents, beginning of period	24,851	15,183

Cash and cash equivalents, end of period	$24,940	$10,551

Supplemental cash flow information
Interest paid	$68	$58
Income taxes paid	$6,852	$7,743
The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006
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
USE OF ESTIMATES
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management estimates include an allowance for uncollectible accounts and contractual allowances, accrued compensation, accrued Medicare cap contractual adjustments, accrued nursing home costs, accrued workers’ compensation, accrued patient care costs, accrued income taxes, accrued professional fees, accrued legal settlements, goodwill and intangible asset impairment and stock-based compensation. Actual results could differ from those estimates.
2. STOCK BENEFIT PLANS
     At September 30, 2006, the Company had share-based compensation plans that prior to January 1, 2006, were accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). APB 25 used the intrinsic value method to account for options granted to employees. No share-based compensation expense was recognized in the consolidated statements of income during the three and nine months ended September 30, 2005 on options awarded to employees, as all unvested options granted had exercise prices equal to the market value of the underlying common stock on the date of grant.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this method, stock compensation expense is recognized beginning January 1, 2006 for all share-based payments granted prior to, but not yet vested at January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and for all share-based payments granted subsequent to January 1, 2006 at the grant date fair value, using estimated forfeitures. Prior periods have not been restated.
     The following table illustrates the impact of adopting SFAS 123R on the consolidated statements of income for the three and nine months ended September 30, 2006 (amounts in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Income from continuing operations before provision for income taxes	$1,192	$3,630
Income from continuing operations	$781	$2,320
Net income	$781	$2,320

Basic income from continuing operations per share	$0.02	$0.07
Basic net income per share	$0.02	$0.07
Diluted income from continuing operations per share	$0.02	$0.07
Diluted net income per share	$0.02	$0.07
     Prior to adopting SFAS 123R, the Company presented all benefits of tax deductions for share-based compensation as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires that the tax benefit in excess of compensation costs be classified as financing cash flows. As a result of adopting SFAS 123R, the Company reported a reduction of cash flow from operations and a corresponding increase to cash flow from financing activities of $1.0 million for the nine months ended September 30, 2006.
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
     At September 30, 2006, there were 196,031 and 3,677,470 options outstanding under the Stock Option Plan and the Compensation Plan, respectively, with exercise prices ranging from $0.05 to $30.64 per share. Most options granted have five to ten year terms and vest ratably over a four or five year term.
     At September 30, 2006, there were 203,250 restricted stock awards outstanding under the Compensation Plan that are described in more detail below.
     In November 2004, the Company issued grants related to 175,000 restricted stock awards to certain executive officers for $2.1 million, which represents the fair value of the awards based on the fair market value of the common stock of $12.10 per share on the date of grant, which was November 18, 2004. This amount will be recognized as stock-based compensation on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For each of the three and nine months ended September 30, 2005 and 2006, the Company recorded stock-based compensation of $0.1 million and $0.4 million, respectively, related to these restricted stock awards. As of September 30, 2006, there are 131,250 restricted stock awards outstanding related to the November 2004 grants.
     During October 2005, the Company issued grants related to 84,000 restricted stock awards to certain employees for $1.3 million, which represents the fair value of the awards based on the fair market value of the common stock of $16.60 per share on the date of grant, which was October 4, 2005. This amount will be recognized as stock-based compensation on a straight-line basis over the three-year period following the date of grant, which is based on the three-year vesting schedule applicable to the grant. For the three and nine months ended September 30, 2006, the Company recorded $0.1 million and $0.3 million, respectively, in stock-based compensation expense related to these restricted stock awards. As of September 30, 2006, there were 72,000 restricted stock awards outstanding related to the October 2005 grants.
     Under APB No. 25, the Company recognized the full fair value of the shares of nonvested restricted stock awards and recorded an offsetting deferred compensation balance within equity for the unrecognized compensation cost. SFAS 123R prohibits this “gross-up” of stockholders’ equity. As a result, the Company reclassified the unearned compensation balance into equity for all periods presented and upon the effective date of the adoption of SFAS 123R, compensation cost is recognized over the requisite service period with an offsetting credit to equity, and the full fair value of the share-based payment is not recognized until the instrument is vested.
     There were 1,202,020 shares available for issuance under the Compensation Plan as of September 30, 2006.
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
     The following weighted average assumptions were used in the Black-Scholes option pricing model for stock options granted during the three months ended September 30, 2006.

Risk free interest rate	5.0%
Expected life	5 years
Expected volatility	34.6%
Expected dividend yield	—
     The Company recorded $1.4 million and $4.4 million in stock-based compensation expense for the three and nine months ended September 30, 2006, respectively, for awards under the Compensation Plan.
     The following table illustrates the effect on income from continuing operations, net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based compensation plans prior to adoption of SFAS 123R:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	(in thousands, except per
	share amounts)
Income from continuing operations, as reported	$7,946	$21,190
Add: Stock-based employee compensation expense recorded, net of tax	94	283
Deduct: Fair value stock-based employee compensation expense, net of tax	(1,082)	(3,185)

Pro forma income from continuing operations	$6,958	$18,288

Net income, as reported	$7,747	$20,348
Add: Stock-based employee compensation expense recorded, net of tax	94	283
Deduct: Fair value stock-based employee compensation expense, net of tax	(1,082)	(3,185)

Pro forma net income	$6,759	$17,446

Earnings per share:
Basic income per share:
Income from continuing operations per share — as reported	$0.23	$0.61
Add: Stock-based employee compensation expense recorded, net of tax	0.00	0.01
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.03)	(0.09)

Pro forma income from continuing operations per share	$0.20	$0.53

Net income per share — as reported	$0.23	$0.59
Add: Stock-based employee compensation expense recorded, net of tax	0.00	0.01
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.03)	(0.09)

Pro forma net income per share	$0.20	$0.51

Diluted income per share:
Income from continuing operations per share — as reported	$0.23	$0.60
Add: Stock-based employee compensation expense recorded, net of tax	0.00	0.01
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.03)	(0.09)

Pro forma income from continuing operations per share	$0.20	$0.52

Net income per share — as reported	$0.22	$0.58
Add: Stock-based employee compensation expense recorded, net of tax	0.00	0.01
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.03)	(0.09)

Pro forma net income per share	$0.19	$0.50

     A summary of stock option activity under the Company’s stock compensation plans at September 30, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at January 1, 2006	3,976,276	$16.67
Granted	446,102	$18.50
Exercised	(322,373)	$9.26
Cancelled	(226,504)	$17.47

Outstanding at September 30, 2006	3,873,501	$17.45	7.56	$9,319,854

Exercisable at September 30, 2006	1,980,859	$18.79	6.41	$6,138,877

     The weighted-average grant-date fair value of options granted was $6.69 and $7.08 for the three and nine months ended September 30, 2006, respectively. The total aggregate intrinsic value of options exercised was $2.0 million and $2.9 million during the nine months ended September 30, 2005 and 2006, respectively. The total fair value of shares that vested during the nine months ended September 30, 2006 was $1.6 million.
     A summary of the Company’s non-vested shares including restricted shares at September 30, 2006 is presented below:

	Compensation Plan		Stock Option Plan
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Non-vested at January 1, 2006	2,064,830	$7.02	30,612	$1.41
Granted	446,102	$7.08	—	—
Vested	(238,004)	$6.75	30,612	$1.28
Cancelled	(177,036)	$6.54	—	—

Non-vested at September 30, 2006	2,095,892	$7.10	—	—

     At September 30, 2006, there was $12.4 million (pretax) of total unrecognized stock-based compensation expense related to the Company’s non-vested stock-based compensation plans which is expected to be recognized over a weighted-average period of 2.8 years.
     Cash received from option exercises under stock-based payment arrangements during the nine months ended September 30, 2006 was $3.5 million.

3. NET INCOME PER COMMON SHARE
     The following table presents the calculation of basic and diluted net income per common share:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(in thousands, except per		(in thousands, except
	share amounts)		per share amounts)
Numerator
Numerator for net income per share —
Income from continuing operations	$7,946	$5,725	$21,190	$18,473
Loss from discontinued operations	$(199)	$(112)	$(842)	$(529)

Net income	$7,747	$5,613	$20,348	$17,944

Denominator
Denominator for basic net income per share – weighted average shares	34,218	34,120	34,469	34,206
Effect of dilutive securities:
Employee stock options	826	467	615	453
Series B Preferred Stock Warrants convertible to common stock	30	2	30	2

Denominator for diluted net income per share — adjusted weighted average shares and assumed or actual conversions	35,074	34,589	35,114	34,661

Income (loss) per common share:
Basic:
Continuing operations	$0.23	$0.17	$0.61	$0.54
Discontinued operations	$0.00	$(0.01)	$(0.02)	$(0.02)

Net income	$0.23	$0.16	$0.59	$0.52

Diluted:
Continuing operations	$0.23	$0.17	$0.60	$0.53
Discontinued operations	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Net income	$0.22	$0.16	$0.58	$0.52

     For the three and nine months ended September 30, 2006, options outstanding of 2,611,777 and 2,559,409, respectively, were not included in the computation of diluted earnings per share because either the exercise prices of the options were greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares, and thus the inclusion would have been antidilutive. For the three and nine months ended September 30, 2005, options outstanding of 1,150,117 and 1,697,240, respectively, were not included in the computation of diluted earnings per share due to the reasons noted above.
4. REPURCHASE OF COMMON STOCK
          On November 1, 2004, the Company announced the adoption of an open market stock repurchase program to repurchase up to $30.0 million of the Company’s common stock over a nine-month period. The timing and the amount of any repurchase of shares during the nine-month period was determined by management based on its evaluation of market conditions and other factors. The Company completed its stock repurchase program in March 2005 and repurchased an aggregate of 2,515,434 shares of the Company’s common stock at a total cost of $30.0 million (average cost of $11.93 per share). Stock repurchases were funded out of the Company’s working capital.
     On August 11, 2005, the Company announced the adoption of a stock repurchase program to repurchase up to $20.0 million of the Company’s common stock over a twelve-month period. The timing and the amount of any repurchase of shares during the twelve-month period was determined by management based on its evaluation of market conditions and other factors. The Company completed its stock repurchase program in August 2006 and repurchased an aggregate of 973,332 shares of the Company’s common stock at a total cost of $16.8 million (average cost of $17.30 per share). Stock repurchases were funded out of the Company’s working capital.

5. OTHER ACCRUED EXPENSES
     Other accrued expenses are as follows:

	As of	As of
	December	September
	31, 2005	30, 2006
	(in thousands)
Workers’ compensation	$3,063	$3,597
Inpatient	3,388	3,890
Rent	1,482	1,592
Pharmacy	1,047	673
Medical supplies and durable medical equipment	1,288	1,395
Property taxes	312	248
Medical director fees	295	262
Professional fees	520	839
Income taxes payable	526	—
New billing system and computer software	1,649	973
Other	593	545

	$14,163	$14,014

6. DISCONTINUED OPERATIONS
     The Company accounts for discontinued operations under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 requires that a component of an entity that has been disposed of or is classified as held for sale after January 1, 2002 and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as discontinued operations. In the period that a component of an entity has been disposed of or classified as held for sale, the results of operations for current and prior periods are reclassified in a single caption titled discontinued operations.
     During the second quarter of 2006, the Company decided to sell its Salt Lake City, Utah hospice program, (“SLC”) located in the Mountain region based on an ongoing strategic review of its hospice programs. The sale of SLC was completed in July 2006. Certain assets such as furniture/fixtures, equipment, computer hardware, leasehold improvements, prepaid expenses, office lease deposit and licenses were sold to the purchaser. Except for obligations under certain assumed contracts, no other liabilities were assumed by the purchaser. During the three months ended September 30, 2006, the Company recorded a charge of approximately $0.1 million, net of taxes, or $0.01 per diluted share, which represents the operating losses from SLC. During the nine months ended September 30, 2006, the Company recorded a charge of approximately $0.5 million, net of taxes, or $0.01 per diluted share, which represents the operating losses from SLC and the write-down of certain assets for SLC. These charges are included in discontinued operations for the respective periods.
     The assets of SLC included in discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations.” These assets were sold in July 2006. The carrying amounts of these assets are as follows:

As of
December
31, 2005
(in thousands)
Prepaid expenses and other current assets	$19
Property and equipment, net of accumulated depreciation	30

Total assets of discontinued operations	$49

     Net revenue and losses for SLC and the write-down of assets sold were included in the consolidated statement of operations as “Loss from discontinued operations, net of income taxes,” for all periods presented. The amounts are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
	(in thousands)		(in thousands)
Net patient service revenue	$972	$103	$3,054	$1,221

Pre-tax loss from operations	(322)	(168)	(1,376)	(568)
Benefit for income taxes	123	56	534	203

Loss from SLC operations	$(199)	$(112)	$(842)	$(365)
Write-down of certain assets to be sold, net of income taxes	—	—	—	(164)

Loss from discontinued operations, net of income taxes	$(199)	$(112)	$(842)	$(529)

7. REVOLVING LINE OF CREDIT
     On May 14, 2004, the Company entered into a credit agreement with General Electric Capital Corporation (as amended on November 1, 2004, February 22, 2006, September 29, 2006 and October 19, 2006, the “Credit Agreement”) that provides the Company with a $20.0 million revolving line of credit, subject to three separate $10.0 million increase options. The September 29, 2006 amendment, among other things, (a) grants the lender’s consent to the formation of two new subsidiaries of the Company (the “New Subsidiaries”), (b) waives the requirement that the New Subsidiaries deliver a mortgage or deed of trust and related documentation to the lender in connection with their acquisition of certain real estate in Southfield, Michigan and Fort Worth, Texas, (c) amends the covenant regarding investments to provide that the aggregate amount of investments made by a Credit Party (as defined in Credit Agreement) in the New Subsidiaries shall not exceed $8 million in the aggregate, and (d) amends the indebtedness covenant to provide that intercompany loans and advances to the New Subsidiaries may not exceed $8 million in the aggregate less the amount of any investments made by Credit Parties in the New Subsidiaries and to permit intercompany loans by the New Subsidiaries to other Credit Parties on a subordinated basis. The October 19, 2006 amendment, among other things, (a) grants the lender’s consent to the formation of three new subsidiaries of the Company (the “Additional Subsidiaries”), (b) adds a definition of “Non-Guarantor Subsidiaries” consisting of Odyssey HealthCare Fort Worth, LLC and Odyssey HealthCare Detroit, LLC (together, the “Prior Subsidiaries”), the Additional Subsidiaries and any other Subsidiary (as defined in the Credit Agreement) formed for a purpose other than to acquire any stock or assets of another entity, (c) provides that the Non-Guarantor Subsidiaries shall not be required to execute a guaranty or grant liens on their assets until the agent for the lenders requests the same either after the occurrence and during the continuance of an event of default or during such time that the outstanding principal balance of the loans under the Credit Agreement exceeds $5 million, (d) amends the covenant regarding investments to provide that the aggregate amount of investments made by a Credit Party (as defined in Credit Agreement) in the Non-Guarantor Subsidiaries (excluding the Prior Subsidiaries) shall not exceed $20 million in the aggregate, and (e) amends the indebtedness covenant to provide that intercompany loans and advances to the Non-Guarantor Subsidiaries (excluding the Prior Subsidiaries) may not exceed $20 million in the aggregate less the amount of any investments made by Credit Parties in the Non-Guarantor Subsidiaries (excluding the Prior Subsidiaries) and to permit intercompany loans by the Non-Guarantor Subsidiaries to other Credit Parties on a subordinated basis.
     The revolving line of credit will be used, if necessary, to fund future acquisitions, working capital, capital expenditures, and general corporate purposes. Borrowings outstanding under the revolving line of credit will bear interest at our option either at LIBOR plus 2.5% or the higher of the prime rate or 50 basis points over the federal funds rate plus 0.5%. The revolving line of credit expires May 14, 2007. The revolving line of credit has an unused facility fee of 0.375% per annum. No amounts have been drawn on the revolving line of credit as of September 30, 2006. The revolving line of credit is secured by substantially all of the Company’s and its subsidiaries’ existing and after-acquired personal property assets and all after-acquired real property assets. The Company and its subsidiaries are subject to affirmative and negative covenants under the Credit Agreement. As of September 30, 2006, the Company was in compliance with all covenants under the Credit Agreement.
8. CONTINGENCIES AND GOVERNMENT SETTLEMENT
     The Company and its former Chief Executive Officers and its former Chief Financial Officer were defendants in a lawsuit originally filed on April 21, 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Francis Layher, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased or otherwise acquired the Company’s publicly traded securities between May 5, 2003 and February 23, 2004. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiff sought an order determining that the action could proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Six similar lawsuits were also filed in May and September of 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Kenneth L. Friedman, Trudy J. Nomm, Eva S. Caldarola, Michael Schaufuss, Duane Liffrig and G.A. Allsmiller on behalf of the same plaintiff class, making substantially similar allegations and seeking substantially similar damages. All of these lawsuits were transferred to a single judge and consolidated into a single action. Lead plaintiffs and lead counsel were appointed and the consolidated complaint was filed on December 20, 2004, which, among other things, extended the putative class period to October 18, 2004. The Company filed a motion to dismiss the lawsuit which was granted on September 30, 2005. The District Court also granted lead plaintiffs the right to amend their complaint. Lead plaintiffs filed an amended complaint on October 31, 2005. On March 20, 2006, the District Court entered an order dismissing with prejudice all of the claims against the Company and the individual defendants. On April 17, 2006, plaintiffs filed a Notice of Appeal to appeal the District Court’s decision to dismiss the complaint to the United States Court of Appeals for the Fifth Circuit. In September 2006, the plaintiffs decided not to proceed with the appeal. On September 27, 2006, the United States Court of Appeals for the Fifth Circuit dismissed the appeal.
     On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against the former Chief Executive Officers and former Chief Financial Officer and current Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs of the Company and seven of the current members of the board of directors of the Company and two former members of the board of directors of the Company. The petition alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, members of the board of directors and two former members of the board of directors. The petition sought unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages were sought from the Company. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of the Company, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and was consolidated with the above lawsuit filed by Mr. Connolly. On July 28, 2006, plaintiffs filed a third amended consolidated petition making substantially similar claims as those in the original petition. The individual defendants and the Company filed a motion to dismiss and/or special exceptions on August 15, 2006. On September 28, 2006, the Court granted the individual defendants’ and the Company’s special exceptions and on October 3, 2006 entered a final order of dismissal without prejudice. On November 2, 2006, plaintiffs filed a Notice of Appeal to appeal the Court’s decision to dismiss the petition to the Court of Appeals for the Fifth District of Texas at Dallas. While the Company cannot predict the outcome of the matter, it believes the claims are without merit. If any of these claims are successfully asserted against the defendants, there could be a material adverse effect on the Company under the indemnification provisions found in the Delaware Business Corporation Act, the Company’s Charter and indemnification agreements entered into between the Company and each of the individual defendants.
     On December 30, 2004, in the United States District Court for the Northern District of Texas, Dallas Division, John O. Hanson brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against the former Chief Executive Officers and former Chief Financial Officer and seven of the current members of the board of directors of the Company and a former member of the board of directors of the Company. The complaint alleges breach of fiduciary duty, abuse of control, aiding and abetting breach of fiduciary duty and gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the individual defendants. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages are sought from the Company. The lawsuit had been voluntarily stayed by the parties until a final determination on the motion to dismiss and/or special exceptions filed in the state court derivative action and the class action securities litigation described above previously filed in the United States District Court for the Northern District of Texas, Dallas Division. On October 26, 2006, plaintiff notified the District Court of his intent to continue to pursue the derivative action. While the Company cannot predict the outcome of the matter, it believes the claims are without merit. If any of these claims are successfully asserted against the defendants, there could be a material adverse effect on the Company under the indemnification provisions found in the Delaware Business Corporation Act, the Company’s Charter and indemnification agreements entered into between the Company and each of the individual defendants.
     On September 8, 2005, in the United States District Court for the Northern District of Texas, Dallas Division, Lisa Moats brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against two former Chief Executive Officers and former Chief Financial Officer, the current Chief Operating Officer, and seven current members of the board of directors of the Company and a former member of the board of directors of the Company. The complaint alleged breach of fiduciary duty of good faith on the part of each of the individual defendants. The complaint sought unspecified amounts of compensatory damages, as well as costs, including legal fees from the individual defendants. No damages were sought from the Company. The lawsuit was voluntarily dismissed by the plaintiff on October 31, 2006.
     In September 2004, the United States Department of Justice (“DOJ”) informed the Company that it was conducting an investigation of certain Company patient certification, patient referral and coordination of benefits practices. In July 2005, the DOJ informed the Company that the investigation stemmed from two qui tam actions filed under federal court seal in 2003. In February 2006, the Company reached an agreement in principle with the DOJ to permanently settle for $13.0 million the two qui tam actions and the related DOJ investigation. The settlement did not involve the admission of any liability or acknowledgement of wrongdoing by the Company. On July 6, 2006, the Company entered into a definitive settlement agreement with the DOJ and the first in time qui tam relator to permanently settle the first in time complaint. After fully investigating the federal allegations made in the second qui tam complaint, the DOJ elected not to intervene in the complaint. As a result, the second in time relators have dismissed their complaint with prejudice as to any and all federal claims. The DOJ filed a letter with the District Court in support of the dismissal. As part of the settlement of the first qui tam complaint the Company entered into a corporate integrity agreement on July 6, 2006 with the U.S. Department of Health and Human Services, Office of Inspector General. The Company paid the $13.0 million settlement on July 11, 2006.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(in thousands)		(in thousands)
Net patient service revenue:
Northeast	$6,239	$8,046	$16,910	$22,449
Southeast	7,363	8,027	21,151	25,366
Central	11,748	11,735	33,259	35,784
South	11,495	12,653	32,129	37,158
Texas	18,104	19,428	51,116	58,305
Midwest	10,376	11,550	27,517	34,014
Mountain	18,311	16,660	53,601	51,409
West	15,361	14,805	42,429	45,849
Corporate	(1,075)	—	(1,275)	—

	$97,922	$102,904	$276,837	$310,334

Direct hospice care expenses:
Northeast	$3,706	$4,611	$10,057	$13,384
Southeast	4,240	5,292	11,749	15,606
Central	7,034	7,695	19,905	22,681
South	6,576	7,822	17,898	22,553
Texas	10,723	12,467	29,736	36,438
Midwest	5,279	6,195	13,851	18,579
Mountain	9,989	8,924	28,660	27,996
West	8,202	8,058	21,899	25,807
Corporate	—	—	—	—

	$55,749	$61,064	$153,755	$183,044

Income (loss) from continuing operations before other income (expense):
Northeast	$684	$1,179	$1,680	$2,602
Southeast	1,434	755	4,466	3,495
Central	2,216	1,369	5,889	4,823
South	2,617	1,991	7,147	6,245
Texas	3,757	2,515	11,001	9,389
Midwest	2,819	2,975	7,021	8,158
Mountain	5,095	4,378	15,167	13,350
West	4,671	3,428	12,663	10,272
Corporate	(10,771)	(10,457)	(31,211)	(31,186)

	$12,522	$8,133	$33,823	$27,148

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Average Daily Census:
Northeast	508	641	467	596
Southeast	643	684	617	691
Central	1,095	1,190	1,060	1,145
South	1,090	1,215	1,013	1,162
Texas	1,521	1,545	1,468	1,543
Midwest	848	892	784	880
Mountain	1,443	1,230	1,389	1,267
West	1,080	1,016	1,006	1,045

	8,228	8,413	7,804	8,329

10. RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The cumulative effect of applying the provisions of FIN 48 would be reported as an adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company anticipates adopting FIN 48 on January 1, 2007, but it has not yet determined the full impact of the adoption. The Company anticipates that it will reclassify amounts recorded in its deferred tax liabilities for uncertain tax positions to other liabilities. FIN 48 may also require additional disclosures with respect to valuation allowances and reserves related to tax uncertainties.
11. SUBSEQUENT EVENT
     On October 30, 2006, the Company announced the hiring of R. Dirk Allison to succeed Douglas B. Cannon as Senior Vice President and Chief Financial Officer of the Company. Associated with Mr. Cannon’s departure, there will be a charge of approximately $0.3 million, net of taxes, related to estimated severance costs for the three months ended December 31, 2006.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
     Certain statements used in the following discussion and elsewhere in this Quarterly Report on Form 10-Q, including statements regarding our future financial position and results of operations, business strategy and plans and objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, which may cause our actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to the following:
•	general market conditions;

•	adverse changes in reimbursement levels under Medicare and Medicaid programs;

•	increases in inflation including inflationary increases in patient care costs;

•	adverse changes in the Medicare cap amount and increases in our Medicare cap contractual adjustments;

•	decline in patient census growth;

•	challenges inherent in and potential changes in our growth and expansion strategy;

•	our ability to effectively implement our 2006 operations initiatives;

•	our ability to implement a new integrated billing and clinical management and electronic medical records system;

•	our ability to attract and retain healthcare professionals and other key employees;

•	our dependence on patient referral sources and potential adverse changes in patient referral practices of those referral sources;

•	changes in state or federal income, franchise or similar tax laws and regulations;

•	adverse changes in the state and federal licensure and certification laws and regulations;

•	adverse results of regulatory surveys;

•	delays in or loss of licensure and/or certification;

•	government and private party legal proceedings and investigations;

•	adverse changes in the competitive environment in which we operate;

•	adverse impact of natural disasters; and

•	changes in our estimate of additional compensation costs under Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”).
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
OVERVIEW
     We are one of the largest providers of hospice care in the United States in terms of both average daily patient census and number of Medicare-certified hospice programs. Through the development of new hospice programs and a series of acquisitions, we now have 81 Medicare-certified hospice programs to serve patients and their families in 30 states. We operate all of our hospice programs through our operating subsidiaries. During the three months ended September 30, 2006, our average daily census was 8,413 patients, which represents a 2.2% increase over our average daily census of 8,228 patients for the three months ended September 30, 2005. Our net patient service revenue of $102.9 million for the three months ended September 30, 2006 represents an increase of 5.1% over our net patient service revenue of $97.9 million for the three months ended September 30, 2005. We reported income from continuing operations of $5.7 million for the three months ended September 30, 2006, which represents a decrease of 28.0% from our income from continuing operations of $7.9 million for the three months ended September 30, 2005. We reported net income of $5.6 million, which includes a $0.1 million loss from discontinued operations, net of taxes, for the three months ended September 30, 2006 compared to net income of $7.7 million for the three months ended September 30, 2005, which includes a $0.2 million loss from discontinued operations, net of taxes.
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

     On August 11, 2005, we announced the adoption of a stock repurchase program in which we intended to repurchase up to $20.0 million of our common stock over a twelve-month period. The timing and the amount of any repurchase of shares during the twelve-month period was determined by management based on its evaluation of market conditions and other factors. We completed this stock repurchase program in August 2006 and repurchased an aggregate of 973,332 shares of our common stock at a total cost of $16.8 million (average cost of $17.30 per share). The stock repurchases were funded out of our working capital.
     On January 1, 2006, we adopted SFAS 123R. See Note 2. “Stock Benefit Plans” to the unaudited consolidated financial statements for a more detailed description of SFAS 123R. As a result of the adoption of SFAS 123R, we recorded $1.2 million and $3.6 million of stock-based compensation expense for the three and nine months ended September 30, 2006, respectively, which resulted in a reduction to our diluted earnings per share of $0.02 and $0.07 for the three and nine months ended September 30, 2006, respectively. Excluding the expense of $0.8 million and $2.3 million, net of taxes, for the three and nine months ended September 30, 2006, respectively, for stock-based compensation related to the adoption of SFAS 123R on January 1, 2006, our net income for the three and nine months ended September 30, 2006 was $6.4 million and $20.3 million, respectively.
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
     During the third quarter of 2005, our Corpus Christi, Texas; Columbia, South Carolina; and Harrisburg, Pennsylvania hospice programs became Medicare certified. We also continued the development of hospice programs in Lubbock, Texas; Rockford, Illinois; and Miami, Florida.
     During the first quarter of 2006, our Lubbock, Texas hospice program became Medicare certified.
     During the second quarter of 2006, we received Medicare certification for our Rockford, Illinois and Miami, Florida hospice programs.
     During the third quarter of 2006, we received Medicare certification for our Tyler, Texas hospice program. We continued the development of hospice programs in Ventura County, California; Bryan/College Station, Texas; and Boston, Massachusetts.
     In addition, during the third quarter of 2006, we expanded the areas served by our San Jose, California; Shreveport, Louisiana; Temple, Texas; Mobile, Alabama; Pittsburgh, Pennsylvania; and Baytown, Texas programs with the opening of licensed alternate delivery sites in Hayward, California; Minden, Louisiana; Waco, Texas; Baldwin, Alabama; North Huntington, Pennsylvania; and Webster, Texas. Our inpatient unit in Houston, Texas was also licensed during the third quarter of 2006 and is awaiting Medicare certification.
     Once a hospice becomes Medicare certified, the process is started to obtain Medicaid certification. This process takes approximately six months and varies from state to state.
DISCONTINUED OPERATIONS
     During the second quarter of 2006, we decided to sell our Salt Lake City, Utah hospice program, (“SLC”) located in the Mountain region based on an ongoing strategic review of our hospice programs. The sale of SLC was completed in July 2006. Certain assets such as furniture/fixtures, equipment, computer hardware, leasehold improvements, prepaid expenses, office lease deposit and licenses were sold to the purchaser. Except for obligations under certain assumed contracts, no other liabilities were assumed by the purchaser. During the three months ended September 30, 2006, we recorded a charge of approximately $0.1 million, net of taxes, or $0.01 per diluted share, which represents the operating losses from SLC. During the nine months ended September 30, 2006, we recorded a charge of approximately $0.5 million, net of taxes, or $0.01 per diluted share, which represents the operating losses from SLC and the write-down of certain assets for SLC. These charges are included in discontinued operations for the respective periods.
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
     Goodwill from our hospice acquisitions was $98.2 million as of September 30, 2006, representing 52.8% of stockholders’ equity and 37.6% of total assets as of September 30, 2006. During 2001 and prior years, we amortized goodwill over 20 years for acquisitions completed through June 30, 2001. We did not amortize goodwill for acquisitions subsequent to June 30, 2001 based on the provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are reviewed for impairment annually (during the fourth quarter) or more frequently if indicators arise. As of September 30, 2006, no impairment charges have been recorded by us. Other intangible assets continue to be amortized over their useful lives.
NET PATIENT SERVICE REVENUE
     Net patient service revenue is the estimated net realizable revenue from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered to our patients. To determine net patient service revenue, we adjust gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap contractual adjustments. Net patient service revenue does not include charity care or the Medicaid room and board payments. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 91.4% and 92.6% of our net patient service revenue for the three months ended September 30, 2005 and 2006, respectively, and represented approximately 92.1% and 92.7% of our net patient service revenue for the nine months ended September 30, 2005 and 2006, respectively. Services provided under Medicaid programs represented approximately 5.2% and 4.4% of our net patient service revenue for the three months ended September 30, 2005 and 2006, respectively, and represented approximately 5.0% and 4.4% of our net patient service revenue for the nine months ended September 30, 2005 and 2006, respectively. The payments we receive from Medicare and Medicaid are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.
     The four main levels of care we provide are routine home care, general inpatient care, continuous home care and inpatient respite care. We also receive reimbursement for physician services, self-pay and non-governmental room and board. Routine home care is the largest component of our gross patient service revenue, representing 89.3% and 89.2% of gross patient service revenue for the three months ended September 30, 2005 and 2006, respectively, and 90.0% and 88.1% for the nine months ended September 30, 2005 and 2006, respectively. General inpatient care represented 6.8% and 6.4% of gross patient service revenue for the three months ended September 30, 2005 and 2006, respectively, and 7.1% and 6.8% for the nine months ended September 30, 2005 and 2006, respectively. Continuous home care represented 3.0% and 3.6% of gross patient service revenue for the three months ended September 30, 2005 and 2006, respectively, and 2.0% and 4.3% for the nine months ended September 30, 2005 and 2006, respectively. Inpatient respite care and reimbursement for physician services, self-pay and non-governmental room and board represents the remaining 0.9% and 0.8% of gross patient service revenue for the three months ended September 30, 2005 and 2006, respectively, and 0.9% and 0.8% for the nine months ended September 30, 2005 and 2006, respectively.
     The principal factors that impact net patient service revenue are our average daily census, levels of care, annual changes in Medicare and Medicaid payment rates due to adjustments for inflation and estimated Medicare cap contractual adjustments. Average daily census is affected by the number of patients referred and admitted into our hospice programs and average length of stay of those patients once admitted. Average length of stay is impacted by patients’ decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay has increased from 84.1 days for the three months ended September 30, 2005 to 86.7 days for the three months ended September 30, 2006. Our average length of stay increased from 82.4 days for the nine months ended September 30, 2005 to 85.4 days for the nine months ended September 30, 2006. This increase is in part related to a change in the patient diagnosis mix.
     Payment rates under the Medicare and Medicaid programs are indexed for inflation annually; however, the increases have historically been less than actual inflation. On October 1, 2005 and 2006, the base Medicare payment rates for hospice care increased by approximately 3.7% and 3.4%, respectively, over the base rates previously in effect. These rates were further adjusted geographically by the hospice wage index. In the future, reductions in, or reductions in the rate of increase of, Medicare and Medicaid payments may have an adverse impact on our net patient service revenue and profitability.
MEDICARE REGULATION
     We are subject to two limitations on Medicare payments for services. With one limitation, if the number of general inpatient and respite days of care that any of our hospice programs provide to Medicare beneficiaries exceeds 20% of the total days of care that program provides to all patients for an annual period beginning on November 1st, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of our hospice programs exceeded the payment limits on general inpatient and respite care services for the three and nine months ended September 30, 2005 and 2006.
     With the other limitation, overall payments made by Medicare to us on a per hospice program basis are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. Our net patient service revenue is reduced by hospice programs that have exceeded the Medicare cap. Our net patient service revenue was reduced by a Medicare cap contractual adjustment totaling $3.7 million and $6.3 million for the three and nine months ended September 30, 2006 compared to $3.1 million and $5.6 million for the three and nine months ended September 30, 2005.
     For the Medicare cap year ended October 31, 2005, $7.7 million was accrued for eleven hospice programs, including SLC, exceeding the cap as of September 30, 2005. For the Medicare cap year ended October 31, 2006, $11.0 million has been accrued for thirteen hospice programs exceeding the cap as of September 30, 2006. Our net patient service revenue is reduced by hospice programs that have exceeded the Medicare cap. During the nine months ended September 30, 2006, we paid $0.6 million to Medicare for five hospice programs that exceeded the cap for the Medicare cap year ended October 31, 2004 and $1.3 million to Medicare for one hospice program that exceeded the cap for the Medicare cap year ended October 31, 2005.
     We will continue to review the adequacy of our accrued Medicare cap contractual adjustment on a quarterly basis. We cannot assure you that additional hospice programs will not exceed the cap amount in the future. Our net patient service revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that additional hospice programs will not exceed the Medicare cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not materially differ from the actual Medicare cap contractual adjustment or that our Medicare cap contractual adjustments for existing programs subject to the Medicare cap will not increase.
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
     The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for the three and nine months ended September 30, 2005 and 2006, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Direct hospice care expenses:
Salaries, benefits and payroll taxes	36.4%	39.2%	35.1%	39.3%
Pharmaceuticals	5.5	5.6	5.7	5.3
Medical equipment and supplies	5.7	5.5	5.6	5.3
Inpatient costs	3.0	2.3	3.0	2.5
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	6.4	6.7	6.2	6.6

Total	57.0%	59.3%	55.6%	59.0%

General and administrative expenses:
Salaries, benefits and payroll taxes	17.2%	16.8%	17.4%	16.7%
Leases	2.8	3.2	2.9	3.0
Legal and accounting fees	1.1	1.0	1.5	1.1
Other (including insurance, recruiting, travel, telephone and printing )	7.6	7.9	7.9	7.7

Total	28.7%	28.9%	29.7%	28.5%

     The following table sets forth the cost per day of care represented by the items included in direct hospice care expenses and general and administrative expenses for the three and nine months ended September 30, 2005 and 2006, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Direct hospice care expenses:
Salaries, benefits and payroll taxes	$47.09	$52.18	$45.64	$53.60
Pharmaceuticals	7.12	7.49	7.35	7.26
Medical equipment and supplies	7.31	7.26	7.30	7.25
Inpatient costs	3.88	3.08	3.95	3.46
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	8.24	8.88	7.93	8.93

Total	$73.64	$78.89	$72.17	$80.50

General and administrative expenses:
Salaries, benefits and payroll taxes	$22.21	$22.28	$22.67	$22.84
Leases	3.65	4.27	3.75	4.12
Legal and accounting fees	1.43	1.31	1.98	1.45
Other (including insurance, recruiting, travel, telephone and printing )	9.86	10.53	10.24	10.46

Total	$37.15	$38.39	$38.64	$38.87

PROVISION FOR INCOME TAXES
     Our provision for income taxes consists of current and deferred federal and state income tax expenses. Our effective tax rate for the three and nine months ended September 30, 2006 was approximately 34.5% and 36.1%, respectively. We estimate that our effective tax rate for 2006 will be approximately 36.1%. The decrease in the effective tax rate was impacted by the SLC transaction and the 2003 federal tax return audit.
RESULTS OF OPERATIONS
     The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the three and nine months ended September 30, 2005 and 2006, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Net patient service revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct hospice care	57.0	59.3	55.6	59.0
General and administrative	28.7	28.9	29.7	28.5
Stock-based compensation charges	0.2	1.4	0.2	1.4
Provision for uncollectible accounts	0.2	1.1	1.2	1.1
Depreciation	1.0	1.3	1.0	1.2
Amortization	0.1	0.1	0.1	0.1

	87.2	92.1	87.8	91.3

Income from continuing operations before other income (expense)	12.8	7.9	12.2	8.7
Other income (expense), net	0.3	0.6	0.3	0.6

Income from continuing operations before provision for income taxes	13.1	8.5	12.5	9.3
Provision for income taxes	5.0	2.9	4.8	3.3

Income from continuing operations	8.1	5.6	7.7	6.0
Loss from discontinued operations, net of income taxes	0.2	0.1	0.3	0.2

Net income	7.9%	5.5%	7.4%	5.8%

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006
     The following table summarizes and compares our results of operations for the three months ended September 30, 2005 and 2006, respectively:

	Three Months
	Ended September 30,
	2005	2006	$ Change	% Change
	(in thousands, except % change)
Net patient service revenue	$97,922	$102,904	$4,982	5.1%
Operating expenses:
Direct hospice care	55,749	61,064	5,315	9.5%
General and administrative	28,122	29,719	1,597	5.7%
Stock-based compensation	153	1,435	1,282	837.9%
Provision for uncollectible accounts	232	1,145	913	393.5%
Depreciation and amortization	1,144	1,408	264	23.1%

	85,400	94,771	9,371	11.0%

Income from continuing operations before other income (expense)	12,522	8,133	(4,389)	(35.1%)
Other income (expense), net	317	603	286	90.2%

Income from continuing operations before provision for income taxes	12,839	8,736	(4,103)	(32.0%)
Provision for income taxes	4,893	3,011	(1,882)	(38.5%)

Income from continuing operations	7,946	5,725	(2,221)	(28.0%)
Loss from discontinued operations, net of income taxes	(199)	(112)	87	43.7%

Net income	$7,747	$5,613	$(2,134)	(27.5%)

Net Patient Service Revenue
     Net patient service revenue increased $5.0 million, or 5.1%, from $97.9 million for the three months ended September 30, 2005 to $102.9 million for the three months ended September 30, 2006, due primarily to an increase in average daily patient census of 185, or 2.2%, from 8,228 patients for the three months ended September 30, 2005 to 8,413 patients for the three months ended September 30, 2006. This resulted in increased billable days of 17,002. Net patient service revenue per day of care was $129.35 and $132.95 for the three months ended September 30, 2005 and 2006, respectively. This increase was primarily due to overall increases in Medicare base payment rates for our hospice services of approximately 3.7% on October 1, 2005. The increase in net patient service revenue was offset by the Medicare cap contractual adjustment of $3.1 million and $3.7 million for the three months ended September 30, 2005 and 2006, respectively. Medicare revenues represented 91.4% and 92.6% of our net patient service revenue for the three months ended September 30, 2005 and 2006, respectively. Medicaid revenues represented 5.2% and 4.4% of our net patient service revenue for the three months ended September 30, 2005 and 2006, respectively.
Direct Hospice Care Expenses
     Direct hospice care expenses increased $5.3 million, or 9.5%, from $55.7 million for the three months ended September 30, 2005 to $61.1 million for the three months ended September 30, 2006. Salaries, benefits and payroll tax expense increased $4.8 million, or 13.3%, from $35.6 million for the three months ended September 30, 2005 to $40.4 million for the three months ended September 30, 2006. This increase is primarily due to annual salary increases, the employment of additional patient caregivers to support growth in continuous care revenues and the overall census growth at our hospice programs. The total number of full-time employees increased approximately 5.5% as of September 30, 2006 compared to September 30, 2005. On a cost per day of care basis, salaries, benefits and payroll tax expense increased from $47.09 to $52.18 for the three months ended September 30, 2005 and 2006, respectively, and total direct hospice care expenses increased from $73.64 to $78.89 for the three months ended September 30, 2005 and 2006, respectively, due primarily to the increase in salaries, benefits and payroll taxes noted above.

General and Administrative Expenses
     General and administrative expenses increased $1.6 million, or 5.7%, from $28.1 million for the three months ended September 30, 2005, to $29.7 million for the three months ended September 30, 2006. Salaries, benefits and payroll tax expense increased $0.4 million, or 2.6%, from $16.8 million for the three months ended September 30, 2005, to $17.2 million for the three months ended September 30, 2006. This increase is primarily due to annual salary increases and an increase in the number of employees at our hospice programs and at our support center. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense decreased from 17.2% to 16.8% for the three months ended September 30, 2005 and 2006, respectively. Lease expense related to office leases increased $0.5 million, or 19.8%, from $2.8 million for the three months ended September 30, 2005, to $3.3 million for the three months ended September 30, 2006. This increase is primarily due to new and additional office leases for hospice programs. On a cost per day of care basis, total general and administrative expenses increased from $37.15 to $38.39 for the three months ended September 30, 2005 and 2006, respectively, due primarily to the increase in lease and other general and administrative expenses.
Stock-Based Compensation
     Stock-based compensation expense increased $1.3 million, or 837.9%, from $0.2 million for the three months ended September 30, 2005, to $1.4 million for the three months ended September 30, 2006. This increase is due to the recording of compensation expense associated with unvested employee stock options in accordance with SFAS 123R, which was adopted by us on January 1, 2006.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts increased $0.9 million, or 393.5%, from $0.2 million for the three months ended September 30, 2005 to $1.1 million for the three months ended September 30, 2006, due primarily to an increase in days outstanding in accounts receivable from 41 as of September 30, 2005 to 45 as of September 30, 2006. This increase is due to an increase in the number of additional development requests received from the Medicare fiscal intermediaries and Medicare’s 9-day hold on payments at the end of September 2006. As a percentage of net patient service revenue, our provision for uncollectible accounts was 0.2% and 1.1% for the three months ended September 30, 2005 and 2006, respectively.
Depreciation and Amortization Expense
     Depreciation and amortization expense increased $0.3 million, or 23.1%, from $1.1 million for the three months ended September 30, 2005 to $1.4 million for the three months ended September 30, 2006. This increase was related to depreciation of acquired fixed assets during 2005 and 2006. As a percentage of net patient service revenue, depreciation and amortization expense increased from 1.1% to 1.4% for the three months ended September 30, 2005 and 2006, respectively.
Other Income (Expense)
     Other income increased $0.3 million, or 90.2%, from $0.3 million for the three months ended September 30, 2005 to $0.6 million for the three months ended September 30, 2006. Interest income increased $0.3 million, or 79.1%, from $0.4 million for the three months ended September 30, 2005 to $0.7 million for the three months ended September 30, 2006, due to the average amount invested by us increasing by approximately $12.5 million for the three months ended September 30, 2006, compared to the three months ended September 30, 2005. Interest expense is primarily associated with the unused facility fee and amortization of deferred costs related to our revolving line of credit. See Note 7 to our unaudited consolidated financial statements.
Provision for Income Taxes
     Our provision for income taxes decreased $1.9 million, or 38.5%, from $4.9 million for the three months ended September 30, 2005 to $3.0 million for the three months ended September 30, 2006. We had an effective income tax rate of approximately 38.1% and 34.5% for the three months ended September 30, 2005 and 2006, respectively. The effective tax rate for the three months ended September 30, 2006 was impacted by the SLC transaction and the 2003 federal tax return audit. We expect the effective tax rate to be approximately 36.1% for the remainder of 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006
     The following table summarizes and compares our results of operations for the nine months ended September 30, 2005 and 2006, respectively:

	Nine Months
	Ended September 30,
	2005	2006	$ Change	% Change
	(in thousands, except % change)
Net patient service revenue	$276,837	$310,334	$33,497	12.1%
Operating expenses:
Direct hospice care	153,755	183,044	29,289	19.0%
General and administrative	82,326	88,392	6,066	7.4%
Stock-based compensation	465	4,354	3,889	836.3%
Provision for uncollectible accounts	3,289	3,336	47	1.4%
Depreciation and amortization	3,179	4,059	880	27.7%

	243,014	283,186	40,172	16.5%

Income from continuing operations before other income (expense)	33,823	27,148	(6,675)	(19.7%)
Other income (expense), net	732	1,758	1,026	140.2%

Income from continuing operations before provision for income taxes	34,555	28,906	(5,649)	(16.3%)
Provision for income taxes	13,365	10,433	(2,932)	(21.9%)

Income from continuing operations	21,190	18,473	(2,717)	(12.8%)
Loss from discontinued operations, net of income taxes	(842)	(529)	313	37.2%

Net income	$20,348	$17,944	$(2,404)	(11.8%)

Net Patient Service Revenue
     Net patient service revenue increased $33.5 million, or 12.1%, from $276.8 million for the nine months ended September 30, 2005 to $310.3 million for the nine months ended September 30, 2006, due to an increase in average daily census of 525, or 6.7%, from 7,804 for the nine months ended September 30, 2005 to 8,329 for the nine months ended September 30, 2006. This resulted in increased billable days of 143,278. Net patient service revenue per day of care was $129.94 and $136.48 for the nine months ended September 30, 2005 and 2006, respectively. This increase was primarily due to overall increases in Medicare base payment rates for our hospice services of approximately 3.7% on October 1, 2005. The increase in net patient service revenue was offset by the Medicare cap contractual adjustment of $5.6 million and $6.3 million for the nine months ended September 30, 2005 and 2006, respectively. Medicare revenues represented 92.1% and 92.7% of our net patient service revenue for the nine months ended September 30, 2005 and 2006, respectively. Medicaid revenues represented 5.0% and 4.4% of our net patient service revenue for the nine months ended September 30, 2005 and 2006, respectively.
Direct Hospice Care Expenses
     Direct hospice care expenses increased $29.3 million, or 19.0%, from $153.8 million for the nine months ended September 30, 2005 to $183.0 million for the nine months ended September 30, 2006. Salaries, benefits and payroll tax expense increased $24.7 million, or 25.4%, from $97.2 million for the nine months ended September 30, 2005 to $121.9 million for the nine months ended September 30, 2006. This increase is primarily due to annual salary increases, the employment of additional patient caregivers to support growth in continuous care revenues and the overall census growth at our hospice programs. The total number of full-time employees increased approximately 5.5% as of September 30, 2006 as compared to September 30, 2005. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 35.1% to 39.3% for the nine months ended September 30, 2005 and 2006, respectively. On a cost per day of care basis, salaries, benefits and payroll tax expense increased from $45.64 to $53.60 for the nine months ended September 30, 2005 and 2006, respectively. Other direct hospice care expense increased $3.4 million, or 20.1%, from $16.9 million for the nine months ended September 30, 2005 to $20.3 million for the nine months ended September 30, 2006. This increase was primarily due to an increase in employee mileage expense, which is the result of an increase in the number of employees and an increase in our mileage reimbursement rate for employees, and to a lesser extent increases in the number of nursing home patients served and an increase in medical director fees. As a percentage of net patient service revenue, other direct hospice care expense increased from 6.2% to 6.6% for the nine months ended September 30, 2005 and 2006, respectively. On a cost per day of care basis, total direct hospice care expenses increased from $72.17 to $80.50 for the nine months ended September 30, 2005 and 2006, respectively, due primarily to the increase in salaries, benefits and payroll taxes noted above.
General and Administrative Expenses
     General and administrative expenses increased $6.1 million, or 7.4%, from $82.3 million for the nine months ended September 30, 2005 to $88.4 million for the nine months ended September 30, 2006. Salaries, benefits and payroll tax expense increased $3.6 million, or 7.5%, from $48.3 million for the nine months ended September 30, 2005 to $51.9 million for the nine months ended September 30, 2006. This increase is primarily due to annual salary increases and an increase in the number of administrative employees at our hospice programs and at our support center. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense decreased from 17.4% to 16.7% for the nine months ended September 30, 2005 and 2006, respectively. Lease expense related to office leases increased $1.4 million, or 17.3%, from $8.0 million for the nine months ended September 30, 2005 to $9.4 million for the nine months ended September 30, 2006 due primarily to new and additional office leases for hospice programs. On a cost per day of care basis, total general and administrative expenses increased slightly from $38.64 to $38.87 for the nine months ended September 30, 2005 and 2006, respectively.
Stock-Based Compensation
     Stock-based compensation expense increased $3.9 million, or 836.3%, from $0.5 million for the nine months ended September 30, 2005, to $4.4 million for the nine months ended September 30, 2006. This increase is due to the recording of compensation expense associated with unvested employee stock options in accordance with SFAS 123R, which was adopted by us on January 1, 2006.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts was $3.3 million for each of the nine months ended September 30, 2005 and 2006. As a percentage of net patient service revenue, our provision for uncollectible accounts decreased from 1.2% to 1.1% for the nine months ended September 30, 2005 and 2006, respectively.
Depreciation and Amortization Expense
     Depreciation and amortization expense increased $0.9 million, or 27.7%, from $3.2 million for the nine months ended September 30, 2005 to $4.1 million for the nine months ended September 30, 2006. This increase was due primarily to the depreciation of assets acquired during 2005 and early 2006. As a percentage of net patient service revenue, depreciation and amortization expense increased from 1.1% to 1.3% for the nine months ended September 30, 2005 and 2006, respectively.
Other Income (Expense)
     Other income (expense) increased $1.0 million, or 140.2%, from $0.7 million for the nine months ended September 30, 2005 to $1.8 million for the nine months ended September 30, 2006. Interest income increased $1.0 million, or 115.1%, from $0.9 million for the nine months ended September 30, 2005 to $1.9 million for the nine months ended September 30, 2006, due to the average amount invested increasing by approximately $23.9 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Interest expense is primarily associated with the unused facility fee and amortization of deferred costs related to our revolving line of credit. See Note 7 to our unaudited consolidated financial statements.
Provision for Income Taxes
     Our provision for income taxes decreased $2.9 million, or 21.9%, from $13.4 million for the nine months ended September 30, 2005 to $10.4 million for the nine months ended September 30, 2006. We had an effective income tax rate of approximately 38.7% and 36.1% for the nine months ended September 30, 2005 and 2006, respectively. The effective tax rate for the nine months ended September 30, 2006 was impacted by the SLC transaction and the 2003 federal tax return audit. We expect the effective tax rate to be approximately 36.1% for the remainder of 2006.

LIQUIDITY AND CAPITAL RESOURCES
     Our principal liquidity requirements are for the Medicare cap contractual adjustments, acquisition and implementation of a new integrated billing, clinical management and electronic medical records system, working capital, new hospice program and inpatient development, hospice acquisitions, debt service and other capital expenditures. We finance these requirements primarily with existing funds, cash flows from operating activities, operating leases, and normal trade credit terms. As of September 30, 2006, we had cash and cash equivalents of $10.6 million and working capital of $79.0 million. At such date, we had short-term investments of $58.0 million that are included in working capital.
     Cash provided by operating activities was $50.7 million and $16.7 million for the nine months ended September 30, 2005 and 2006, respectively, and represented net income generated, non-cash charges related to depreciation, amortization, stock-based compensation and taxes and increases and decreases in working capital. The $34.0 million decrease in cash provided by operating activities for the nine months ended September 30, 2006 was due mainly to the $13.0 million payment by us in July 2006 as part of the previously discussed settlement with the United States Department of Justice (“DOJ”) of its civil investigation and changes in working capital related to accounts receivable, accounts payable and other accrued expenses.
     Investing activities, consisting primarily of cash paid to purchase property and equipment and to establish short-term investments, used cash of $34.8 million and $17.5 million for the nine months ended September 30, 2005 and 2006, respectively. The $17.3 million decrease in cash used in investing activities for the nine months ended September 30, 2006 was due primarily to our conversion of short-term investments to cash in anticipation of the $13.0 million DOJ settlement payment which was paid on July 11, 2006. For the nine months ended September 30, 2006, property and equipment purchases were primarily related to inpatient business development and the new integrated billing, clinical management and electronic medical records system.
     Net cash used in financing activities was $15.8 million and $3.8 million for the nine months ended September 30, 2005 and 2006, respectively, and represented proceeds from the issuance of common stock and payments related to our stock repurchase program.
     On May 14, 2004, we entered into a credit agreement with General Electric Capital Corporation (as amended on November 1, 2004, February 22, 2006, September 29, 2006 and October 19, 2006, the “Credit Agreement”) that provides us with a $20.0 million revolving line of credit, subject to three separate $10.0 million increase options. The September 29, 2006 amendment, among other things, (a) grants the lender’s consent to the formation of two new subsidiaries of the Company (the “New Subsidiaries”), (b) waives the requirement that the New Subsidiaries deliver a mortgage or deed of trust and related documentation to the lender in connection with their acquisition of certain real estate in Southfield, Michigan and Fort Worth, Texas, (c) amends the covenant regarding investments to provide that the aggregate amount of investments made by a Credit Party (as defined in Credit Agreement) in the New Subsidiaries shall not exceed $8 million in the aggregate, and (d) amends the indebtedness covenant to provide that intercompany loans and advances to the New Subsidiaries may not exceed $8 million in the aggregate less the amount of any investments made by Credit Parties in the New Subsidiaries and to permit intercompany loans by the New Subsidiaries to other Credit Parties on a subordinated basis. The October 19, 2006 amendment, among other things, (a) grants the lender’s consent to the formation of three new subsidiaries of the Company (the “Additional Subsidiaries”), (b) adds a definition of “Non-Guarantor Subsidiaries” consisting of Odyssey HealthCare Fort Worth, LLC and Odyssey HealthCare Detroit, LLC (together, the “Prior Subsidiaries”), the Additional Subsidiaries and any other Subsidiary (as defined in the Credit Agreement) formed for a purpose other than to acquire any stock or assets of another entity, (c) provides that the Non-Guarantor Subsidiaries shall not be required to execute a guaranty or grant liens on their assets until the agent for the lenders requests the same either after the occurrence and during the continuance of an event of default or during such time that the outstanding principal balance of the loans under the Credit Agreement exceeds $5 million, (d) amends the covenant regarding investments to provide that the aggregate amount of investments made by a Credit Party (as defined in Credit Agreement) in the Non-Guarantor Subsidiaries (excluding the Prior Subsidiaries) shall not exceed $20 million in the aggregate, and (e) amends the indebtedness covenant to provide that intercompany loans and advances to the Non-Guarantor Subsidiaries (excluding the Prior Subsidiaries) may not exceed $20 million in the aggregate less the amount of any investments made by Credit Parties in the Non-Guarantor Subsidiaries (excluding the Prior Subsidiaries) and to permit intercompany loans by the Non-Guarantor Subsidiaries to other Credit Parties on a subordinated basis.
     The revolving line of credit will be used, if necessary, to fund future acquisitions, working capital, capital expenditures and general corporate purposes. Borrowings outstanding under the revolving line of credit will bear interest at our option either at LIBOR plus 2.5% or the higher of the prime rate or 50 basis points over the federal funds rate plus 0.5%. The revolving line of credit expires May 14, 2007. The revolving line of credit has an unused facility fee of 0.375% per annum. No amounts have been drawn on the revolving line of credit as of September 30, 2006. The revolving line of credit is secured by substantially all of our and our subsidiaries’ existing and after-acquired personal property assets and all after-acquired real property assets. We and our subsidiaries are subject to affirmative and negative covenants under the Credit Agreement. As of September 30,

2006, we were in compliance with all covenants under the Credit Agreement.
     We reached an agreement in principle with the DOJ in February 2006 to permanently settle for $13.0 million its investigation of certain of our patient certification, patient referral and coordination of benefits practices. Final resolution and approval of a definitive settlement and corporate integrity agreements were completed in July 2006. We also paid the $13.0 million settlement pursuant to the settlement agreement on July 11, 2006. See Note 8 to our unaudited consolidated financial statements.
     We expect that our principal liquidity requirements will be for Medicare cap contractual adjustments, acquisition and implementation of a new integrated billing, clinical management and electronic medical records system, working capital, new hospice program and inpatient development, hospice acquisitions, debt service and other capital expenditures. We expect that our existing funds, cash flows from operating activities, operating leases, normal trade credit terms and our revolving line of credit under the Credit Agreement will be sufficient to fund our principal liquidity requirements for at least 12 months following the date of this Quarterly Report on Form 10-Q. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including receipt of payments for our services, changes in the Medicare per beneficiary cap amount, changes in Medicare payment rates, regulatory changes and compliance with new regulations, expense levels, capital expenditures, development of new hospices and acquisitions, and government and private party legal proceedings and investigations.
OFF-BALANCE SHEET ARRANGEMENTS
     As of September 30, 2006 we did not have any off-balance sheet arrangements.
PAYMENT, LEGISLATIVE AND REGULATORY CHANGES
     We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. For example, the 2007 Budget Proposal submitted by the President to Congress includes a reduction of 0.4% in the annual inflation adjustment that we receive each year under current law. Reductions or changes in Medicare or Medicaid funding could materially adversely affect our net patient service revenue and profitability. We cannot predict at this time whether the reduction included in the President’s 2007 Budget Proposal will be enacted or whether any additional healthcare reform initiatives will be implemented or whether other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system will occur. On October 1, 2006, the base Medicare payment rates for hospice care increased by approximately 3.4% over the base rates previously in effect.
     For the three months ended September 30, 2006, Medicare and Medicaid services constituted 92.6% and 4.4% of our net patient service revenue, respectively. For the nine months ended September 30, 2006, Medicare and Medicaid services constituted 92.7% and 4.4% of our net patient service revenue, respectively.
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

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006, and based on such evaluation have concluded that the design and operation of such disclosure controls and procedures are effective in ensuring that material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
     Notwithstanding the material weakness described below, the Company’s management has concluded that the financial statements included in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
(b) Changes in Internal Control over Financial Reporting
     Except as described below, the Company’s management, with the supervision and participation of the Chief Executive Officer and the Chief Financial Officer, has concluded that there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     As previously reported in the Company’s Form 10-Q for the quarter ended June 30, 2006, the following material weakness was identified during the preparation of the Company’s financial statements for the Form 10-Q filed for the quarter ended June 30, 2006. This material weakness was fully remediated during the third quarter of 2006.
     After initial review by its registered public accounting firm regarding the proper accounting treatment, the Company announced on July 31, 2006 that a loss had been recognized from discontinued operations of $7.4 million, net of income tax, or $0.22 per diluted share, related to the sale of its Salt Lake City (“SLC”) hospice program. Upon further review by the Company and by the Company’s registered public accounting firm it was determined that Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) and the relevant accounting polices of the Company were incorrectly applied to the recordation and recognition of the sale. Specifically, it was determined that, in accordance with SFAS 142 and the Company’s relevant accounting policies, the decision to sell, and the actual sale of, the SLC hospice program should not result in any charge related to the impairment of goodwill. Rather than review goodwill impairment at the hospice program level as the Company did when calculating the loss from discontinued operations for the July 31st announcement, under SFAS 142 and the Company’s relevant accounting polices as described in “Goodwill and Other Non-Amortizable Assets” found in Note 1 – “Organization and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2006, the Company should have reviewed goodwill impairment related to this sale at the operating region level. The goodwill related to the sale of the SLC hospice program should have been reallocated within the operating region, which results in no impairment of goodwill. As a result, the Company actually recognized a charge in the second quarter of 2006 of only $0.3 million, net of income tax, or $0.01 per diluted share, rather than the charge of $7.4 million, net of income tax, or $0.22 per diluted share, that was originally announced on July 31, 2006.
     The Company concluded that it did not maintain effective controls to ensure the proper application of SFAS 142 and the Company’s accounting policies to the sale of the SLC hospice program, which failure evidenced a material weakness in the Company’s internal control over financial reporting for unusual and/or infrequent Company transactions such as the sale.
     The Company currently has in place a requirement that key accounting personnel and in-house legal counsel review the Company’s periodic and annual reports before they are filed with or submitted to the SEC. During the third quarter 2006, the Company enhanced the control by which key accounting personnel review the quarterly and annual financial statements prior to being filed with or submitted to the SEC in periodic reports. The enhanced control includes specific identification, review and analysis of unusual and/or infrequent transactions of the Company at the time of recordation. The review and analysis also includes collective discussions by key accounting personnel of the proper application of generally accepted accounting principles and the Company’s relevant accounting policies to such unusual and/or infrequent transactions. The Company believes that these enhancements to existing controls have strengthened the Company’s internal control over financial reporting such that the Company properly recognizes unusual and/or infrequent transactions in its earnings announcements and financial statements. The Company completed the enhancement of these controls, and the material weakness was fully remediated, during the third quarter 2006.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We, our two former Chief Executive Officers and our former Chief Financial Officer were defendants in a lawsuit originally filed on April 21, 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Francis Layher, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased or otherwise acquired our publicly traded securities between May 5, 2003 and February 23, 2004. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiff sought an order determining that the action could proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Six similar lawsuits were also filed in May and September of 2004 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Kenneth L. Friedman, Trudy J. Nomm, Eva S. Caldarola, Michael Schaufuss, Duane Liffrig and G.A. Allsmiller on behalf of the same plaintiff class, making substantially similar allegations and seeking substantially similar damages. All of these lawsuits were transferred to a single judge and consolidated into a single action. Lead plaintiffs and lead counsel were appointed and the consolidated complaint was filed on December 20, 2004, which, among other things, extended the putative class period to October 18, 2004. We filed a motion to dismiss the lawsuit, which, the District Court granted on September 30, 2005. The District Court also granted lead plaintiffs the right to amend their complaint. Lead plaintiffs filed an amended complaint on October 31, 2005. On March 20, 2006, the District Court entered an order dismissing with prejudice all of the claims against us and the individual defendants. On April 17, 2006, plaintiffs filed a Notice of Appeal to appeal the District Court’s decision to dismiss the complaint to the United States Court of Appeals for the Fifth Circuit. In September 2006, the plaintiffs decided not to proceed with the appeal. On September 27, 2006, the United States Court of Appeals for the Fifth Circuit dismissed the appeal.
     On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against two former Chief Executive Officers and former Chief Financial Officer, and current Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs of the Company and seven of the current members of our board of directors and two former members of our board of directors. The petition alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, members of the board of directors and two former members of the board of directors. The petition sought unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages were sought from us. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of us, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and was consolidated with the above lawsuit filed by Mr. Connolly. On July 28, 2006, plaintiffs filed a third amended consolidated petition making substantially similar claims as those in the original petition. The individual defendants and the Company filed special exceptions and/or a motion to dismiss on August 15, 2006. On September 28, 2006, the Court granted the individual defendants’ and the Company’s special exceptions and on October 3, 2006 entered a final order of dismissal without prejudice. On November 2, 2006, plaintiffs’ filed a Notice of Appeal to appeal the Court’s decision to dismiss the petition to the Court of Appeals for the Fifth District of Texas at Dallas. While we cannot predict the outcome of this matter, we believe the claims are without merit. If any of these claims are successfully asserted against the defendants, there could be a material adverse effect on us under the indemnification provisions found in the Delaware Business Corporation Act, our Charter and indemnification agreements entered into between us and each of the individual defendants.
     On December 30, 2004, in the United States District Court for the Northern District of Texas, Dallas Division, John O. Hanson brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against our two former Chief Executive Officers and former Chief Financial Officer and seven of the current members of our board of directors and a former member of the board of directors. The complaint alleges breach of fiduciary duty, abuse of control, aiding and abetting breach of fiduciary duty and gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the individual defendants. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees, from the individual defendants. No damages are sought from the Company. The lawsuit had been voluntarily stayed by the parties until a final determination on the motion to dismiss and/or special exceptions filed in the state court derivative action and the class action securities litigation described above previously filed in the United States District Court for the Northern District of Texas, Dallas Division. On October 26, 2006, plaintiff notified the District Court of his intent to continue to pursue the derivative action. While we cannot predict the outcome of this matter, we believe the claims are without merit. If any of these claims are successfully asserted against the defendants, there could be a material adverse effect on us under the indemnification provisions found in the Delaware Business Corporation Act, our Charter and indemnification agreements entered into between us and each of the individual defendants.
     On September 8, 2005, in the United States District Court for the Northern District of Texas, Dallas Division, Lisa Moats brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against our two former Chief Executive Officers and former Chief Financial Officer, our current Chief Operating Officer, and seven current members of the board of directors and a former member of the board of directors. The complaint alleged breach of fiduciary duty of good faith on the part of each of the individual defendants. The complaint sought unspecified amounts of compensatory damages, as well as costs, including legal fees, from the individual defendants. No damages were sought from us. The lawsuit was voluntarily dismissed by the plaintiff on October 31, 2006.
     In September 2004, the United States Department of Justice (“DOJ”) informed us that it was conducting an investigation of certain of our patient certification, patient referral and coordination of benefits practices. In July 2005, the DOJ informed us that the investigation stemmed from two qui tam actions filed under federal court seal in 2003. In February 2006, we reached an agreement in principle with the DOJ to permanently settle for $13.0 million the two qui tam actions and the related DOJ investigation. The settlement did not involve the admission of any liability or acknowledgement of wrongdoing by us. On July 6, 2006, we entered into a definitive settlement agreement with the DOJ and the first in time qui tam relator to permanently settle the first in time complaint. After fully investigating the federal allegations made in the second qui tam complaint, the DOJ elected not to intervene in the complaint. As a result, the second in time relators have dismissed their complaint with prejudice as to any and all federal claims. The DOJ filed a letter with the District Court in support of the dismissal. As part of the settlement of the first qui tam complaint, we have entered into a corporate integrity agreement on July 6, 2006 with the U.S. Department of Health and Human Services, Office of Inspector General. We paid the $13.0 million settlement on July 11, 2006.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On August 11, 2005, we announced the adoption of a stock repurchase program in which we intended to repurchase up to $20.0 million of our common stock. We intended to conduct the stock repurchase in the open market over the twelve-month period beginning on August 11, 2005. The timing and the amount of any repurchase of shares during the twelve-month period was determined by management based on its evaluation of market conditions and other factors. We completed the stock repurchase program in August 2006 having repurchased 973,332 shares of our common stock at a cost of $16.8 million (average cost of $17.30 per share). Stock repurchases were funded out of our working capital. The following table sets forth the repurchase data for each of the three months during the third quarter ended September 30, 2006:

			(c)	(d)
	(a)	(b)	Total Number of Shares	Approximate Dollar Value of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet be
Period	Shares Purchased	Paid per Share	Publicly Announced Plans	Purchased Under the Plan

July 1 — July 31	—	—	—	$3,164,810

August 1 — August 31	—	—	—	—

September 1 — September 30	—	—	—	—

Total	—	—	—

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)

4.2	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.3	Rights Agreement dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

10.1	Settlement Agreement, dated July 6, 2006, among the United States of America acting through the entities named therein, JoAnn Russell and Odyssey HealthCare, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 12, 2006)

10.2	Corporate Integrity Agreement, dated July 6, 2006, between the Office of Inspector General of the Department of Health and Human Services and Odyssey HealthCare, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on July 12, 2006)

10.3	Consent, Waiver and Amendment No. 3 to Credit Agreement, dated September 29, 2006, by and among General Electric Capital Corporation, a Delaware corporation, individually as sole Lender and as Agent for the Lenders, Odyssey HealthCare Operating A, LP, a Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, and the other Credit Parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 4, 2006)

31.1	Certification required by Rule 13a-14(a), dated November 9, 2006, by Robert A. Lefton, Chief Executive Officer*

31.2	Certification required by Rule 13a-14(a), dated November 9, 2006, by R. Dirk Allison, Chief Financial Officer*

32.1	Certification required by Rule 13a-14(b), dated November 9, 2006, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY HEALTHCARE, INC.
Date: November 9, 2006	By:	/s/ Robert A. Lefton
Robert A. Lefton
President and Chief Executive Officer

Date: November 9, 2006	By:	/s/ R. Dirk Allison
R. Dirk Allison
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)

4.2	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.3	Rights Agreement dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

10.1	Settlement Agreement, dated July 6, 2006, among the United States of America acting through the entities named therein, JoAnn Russell and Odyssey HealthCare, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 12, 2006)

10.2	Corporate Integrity Agreement, dated July 6, 2006, between the Office of Inspector General of the Department of Health and Human Services and Odyssey HealthCare, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on July 12, 2006)

10.3	Consent, Waiver and Amendment No. 3 to Credit Agreement, dated September 29, 2006, by and among General Electric Capital Corporation, a Delaware corporation, individually as sole Lender and as Agent for the Lenders, Odyssey HealthCare Operating A, LP, a Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, and the other Credit Parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 4, 2006)

31.1	Certification required by Rule 13a-14(a), dated November 9, 2006, by Robert A. Lefton, Chief Executive Officer*

31.2	Certification required by Rule 13a-14(a), dated November 9, 2006, by R. Dirk Allison, Chief Financial Officer*

32.1	Certification required by Rule 13a-14(b), dated November 9, 2006, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer**

*	Filed herewith.

**	Furnished herewith.