Form 10-K
period 2006-12-31
ODYSSEY HEALTHCARE INC
filed 2007-03-09
CIK 1129623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-33267

Odyssey HealthCare, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1723043 (IRS Employer Identification Number)

717 N. Harwood, Suite 1500 Dallas, Texas (Address of principal executive offices)	75201 (Zip Code)

Registrant’s telephone number, including area code:
(214) 922-9711

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At June 30, 2006, there were 34,275,163 shares of the registrant’s Common Stock outstanding. As of the same date, 32,994,164 shares of the registrant’s Common Stock were held by non-affiliates of the registrant, having an aggregate market value of $579.7 million based on the last sale price of a share of Common Stock on June 30, 2006 ($17.57), as reported on The NASDAQ Stock Market LLC (formerly known as the Nasdaq National Market).

At March 1, 2007, there were 33,692,317 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

FORM 10-K

ODYSSEY HEALTHCARE, INC.
For the Year Ended December 31, 2006

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). All statements other than statements of historical facts contained in this report, including statements regarding our future financial position and results of operations, business strategy and plans and objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, which may cause our actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to the following:

•	general market conditions;

•	adverse changes in reimbursement levels under Medicare and Medicaid programs;

•	adverse changes in the Medicare payment cap limits and increases in our estimated Medicare cap contractual adjustments;

•	decline in patient census growth;

•	increases in inflation including inflationary increases in patient care costs;

•	challenges inherent in and potential changes in our growth and development strategy;

•	our ability to effectively implement our 2007 operations and development initiatives;

•	our dependence on patient referral sources and potential adverse changes in patient referral practices of those referral sources;

•	our ability to implement a new integrated billing and clinical management and electronic medical records system;

•	our ability to attract and retain healthcare professionals;

•	increases in our bad debt expense due to various factors including an increase in the volume of pre-payment reviews by Medicare fiscal intermediaries;

•	changes in state or federal income, franchise or similar tax laws and regulations;

•	adverse changes in the state and federal licensure and certification laws and regulations;

•	adverse results of regulatory surveys;

•	delays in licensure and/or certification;

•	government and private party legal proceedings and investigations;

•	cost of complying with the terms and conditions of our corporate integrity agreement;

•	adverse changes in the competitive environment in which we operate;

•	adverse impact of natural disasters; and

•	changes in our estimate of additional compensation costs under FASB Statement No. 123(R).

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

Overview and Business Strategy

Overview

We are one of the largest providers of hospice care in the United States in terms of both patient census and number of Medicare-certified hospice programs. We started in 1996 with a single hospice program; at year-end 2006 we provided care from 81 Medicare-certified hospice programs in 30 states. Our average daily patient census for December 2006 was 8,413, which is an increase of 2.4% over our average daily patient census of 8,218 for December 2005. See Note 15 — “Segment Reporting” to our consolidated financial statements for financial information related to our business segments.

Hospice services are designed to provide a wide range of care and services to terminally ill patients and their families. The first hospice in the United States opened in 1974. In 1982, Congress enacted legislation to create the Medicare hospice benefit, and hospice care became a covered Medicare benefit in 1983. We are highly dependent on the Medicare program. Services provided under the Medicare program represented approximately 92.2% and 92.7% of our net patient service revenue for 2005 and 2006, respectively.

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

In contrast, the treatment of terminally ill patients outside the hospice setting often results in the patient receiving medical services from physicians, hospitals, home health agencies, skilled nursing facilities, and/or home infusion therapy companies, with little or no effective coordination among the providers. This lack of coordination often results in a lack of clear accountability for clinical outcomes and an increase in the cost of services provided.

These patients and their families also generally do not receive the psychosocial and bereavement counseling services provided as part of the Medicare hospice benefit. For a complete description of our hospice services, see “— Our Hospice Services and Centralized Support Center.”

Business Strategy

Our mission is “To Serve All People During the End of Life’s Journey.” For us, that means providing quality, responsive care to all patients in our service areas who are appropriate for hospice, regardless of diagnosis. It also means continuing to increase the number of patients and families we serve in our existing service areas and expanding into other geographical areas. The key components of our strategy for 2007 include:

Provide quality, responsive care:  Our first priority is our patients and their families. Each patient is assigned an interdisciplinary team of caregivers. Each of our 81 Medicare-certified hospice programs has a clinician responsible for compliance with the various regulations that govern us and for regular training of our caregivers. We intend to continue to refine our clinical offerings to better meet the needs of our patients by focusing on our patient/family satisfaction surveys and using this feedback to improve our clinical programs.

Grow organically and through acquisitions:  We intend to continue to pursue a focused and strategic approach in our development plans, including both organic growth and acquisitions. Our average daily patient census for 2006 was 8,350, an increase of 5.6% over our average daily patient census of 7,907 in 2005. Listed below are the sizes of our Medicare-certified hospice programs for the quarters ended December 31, 2005 and December 31, 2006, respectively.

	Number of
	Medicare-Certified
	Hospice Programs
	within this Daily
	Patient Census
	Range
Daily Patient Census	2005	2006

0-50	18	20
51-100	25	24
101-200	31	31
200+	5	6

In general, our program level margin increases as a program’s average daily patient census increases. Our objective is to continue to expand the number of programs we operate and increase the number of patients that each of our hospice programs serves, thus improving our site-level margins and leveraging our corporate overhead. Our overall margins in 2006 were negatively impacted by the Medicare cap contractual allowance (see “— Government Regulation and Payment Structure”), the investments we made in the five Medicare-certified hospice programs and ten alternate delivery sites that we opened in the past twelve months, and an increase in providing continuous care as a percentage of our total days of care.

Organic Growth:  Each of our hospice programs has a team of community education representatives (“CERs”) who work with referral sources in the healthcare community — primarily physicians, nursing homes, assisted living facilities and hospitals — to educate them about hospice care in general and our services in particular. As of February 5, 2007, we had approximately 260 CERs, who are supported by a centralized training and education department in our Support Center, the name for our corporate offices in Dallas, Texas. Same store growth, that is, average daily census growth of programs that have been Medicare certified for 12 months or more, was 4.5% and 4.1% in 2005 and 2006, respectively. Since 1996, we have entered 33 communities through our de novo development efforts, including five new Medicare certified programs in 2006. We also expanded the service areas of several of our existing programs by opening ten alternate delivery sites in 2006. We expect to open three to four new Medicare — certified hospice programs in 2007.

Growth through selectively acquiring other hospices:  Our development team identifies, evaluates and acquires hospices that complement our existing geographic footprint. In 2005, there were approximately 2,850 Medicare-certified hospice programs in the United States according to the Medicare Payment Advisory Commission’s (“MedPAC”) publication “A Data Book: Healthcare Spending and the Medicare Program,

2006” (“2006 MedPAC Data Book”). Approximately 54% of these programs were operated by not-for-profit organizations. Since 1996, we have acquired 60 hospice programs of which 19 of these acquired hospice programs were combined with our existing hospice programs. In 2006, we acquired one hospice program which we merged into our existing program in Valdosta, Georgia. In February 2007 we acquired another small hospice program that we merged into our existing program in Athens, Georgia. We will continue to identify and evaluate hospice acquisition opportunities in 2007.

Manage our length-of-stay:  We are taking a broader view of managing the Medicare cap, (see “— Government Regulation and Payment Structure”) by actively managing our average length-of-stay on a market-by-market basis. A key component of this strategy is to analyze each hospice program’s mix of patients and referral sources to achieve an optimal balance of the types of patients and referral sources that we serve at each of our programs. We believe this strategy will increase our net patient service revenue by reducing our Medicare cap contractual/adjustment and by increasing gross patient service revenue. Developing new relationships and thereby adjusting patient mix will take time to implement and will continue to be an ongoing process.

Continue implementation of our new information system:  As we have previously disclosed, we are in the process of implementing a new integrated billing, clinical management and electronic medical records information system. We believe that this new information system will allow us to more efficiently manage our operations. As of December 31, 2006, the system has been implemented at fourteen of our hospice programs. The implementation of the new information system should be completed by mid-year 2009. In connection with the continued implementation of this system we expect to incur approximately $0.5 million to $1.0 million in additional expenses in 2007 for training costs, travel, and additional staffing.

Continue our penetration of the continuous care market:  Continuous care accounted for 1.2% of our total days of care in 2006, which is an increase of 150% over the 0.8% of our total days of care in 2005. We intend to continue the growth of our continuous care programs on a market-by-market basis to broaden the range of services that we provide, which we believe will increase our overall market share by creating greater differentiation for us in the market place and reduce our Medicare cap contractual/adjustment by improving our patient mix.

Expand our inpatient unit development:  We currently operate eight inpatient hospice units with a total of 112 beds. In 2007, we intend to develop five to six new inpatient units in selected markets. We believe that these additional inpatient units will provide enhanced care to patients and better meet the needs of our patients and referral sources, creating greater differentiation for us in the marketplace. In certain markets we believe these new inpatient units will allow us to achieve a more balanced patient mix.

Manage our costs more effectively:  In 2006, our costs increased at a faster rate than our growth in net patient service revenue. The increase in our continuous care program contributed significantly to this increase in costs. We are in the process of adjusting our staffing to better meet our continuous care program needs on a market-by-market basis. We will also continue to balance our strong clinical and business development programs with a disciplined approach to operating infrastructure and expense control.

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

While the Medicare hospice benefit is designed for patients with six months or less to live, a patient’s hospice services can continue for more than six months as long as the patient remains eligible. Initially, both the hospice medical director and the patient’s attending physician must certify that in their clinical judgment the patient’s life expectancy is six months or less if the terminal illness runs its normal course. The initial certification period is for 90 days. This initial period is followed by an additional 90 day period and an unlimited number of 60 day periods. At each recertification period, a physician, either our medical director or the patient’s attending physician, must re-certify that the patient’s life expectancy is six months or less on a forward looking basis, that is, not counting the days that have elapsed since the initial certification or most recent recertification.

Medicare primarily makes per diem payments to hospices for each day a beneficiary is enrolled for hospice care. The per diem payment structure is based on four levels of care (see below); the majority of care provided by us is routine home care. Medicare per diem payments for each level of care are subject to a wage index which varies based on the geographic location where the services are provided.

Our Current
Reimbursement Range
Level of Care	Description of Care	(Inclusive of Wage Index)

Routine Home Care	Hospice services provided in the patient’s home or other residence. Accounted for 97.0% and 97.4% of our total days of care in 2006 and 2005, respectively.	$115.78-$185.22
Continuous Home Care	Continuous care provided in the patient’s home or other residence during a period of crisis to manage acute pain or other medical symptoms for a minimum of eight hours per day, with nursing care accounting for at least half of the care provided. Paid on an hourly basis. Accounted for 1.2% and 0.8% of our total days of care in 2006 and 2005, respectively.	$675.77-$1,081.05 (per diem equivalent)

Our Current
Reimbursement Range
Level of Care	Description of Care	(Inclusive of Wage Index)

General Inpatient Care	Care provided in a hospital or other inpatient facility to manage acute pain and other medical symptoms that cannot be managed effectively in a home setting. Accounted for 1.6% of our total days of care for both 2006 and 2005.	$519.63-$807.39
Respite Inpatient Care	Care provided for up to five days in a hospital or other inpatient facility to relieve the patient’s family or other caregivers. Accounted for 0.2% of our total days of care for both 2006 and 2005.	$123.07-$179.66

Medicare base payment rates for hospice care are updated annually based on the hospital market basket index, and are further adjusted by a wage index to reflect healthcare labor costs across the country. The table below lists Medicare hospice base payment rate increases for the past five years. These rate increases do not include the effect of wage indexing.

Percentage
Effective Date of Rate Increase	Increase

October 1, 2002	3.4%
October 1, 2003	3.4%
October 1, 2004	3.3%
October 1, 2005	3.7%
October 1, 2006	3.4%

Hospice Utilization and Market Opportunity

We believe that the following trends in hospice utilization and the aging population are positive indicators for the hospice industry:

Acceleration in Hospice Use:  The number of Medicare beneficiaries electing hospice care has increased from 534,261 in 2000 to 797,117 in 2004, a 49% increase, according to the 2006 MedPAC Data Book. According to the Centers for Medicare and Medicaid Service (“CMS”), Medicare spending for hospice care has grown from less than $2.9 billion in 2000 to $6.7 billion in 2004, and is estimated to increase to approximately $9.8 billion for 2006. Hospice use has also increased considerably among Medicare patients in nursing facilities and those with non-cancer diagnoses. From 1992 to 2000, use of hospice by beneficiaries in nursing facilities grew from 11% to 36% and the percentage of new hospice patients with non-cancer diagnoses rose from 24% to 49%. According to MedPAC’s 2002 report to Congress, 60% of Medicare beneficiaries who die of cancer use hospice care and growth has been substantial among patients with non-cancer diagnoses and among patients in nursing homes. Approximately 31% and 32% of our 2005 and 2006 admissions, respectively, were diagnosed with cancer.

Length of Stay:  According to the National Hospice and Palliative Care Organization the average length of stay for a hospice patient increased from 48 days to 59 days between 2000 and 2005. According to MedPAC’s June 2006 “Report to the Congress: Increasing the Value of Medicare” the average length of stay for Medicare hospice beneficiaries has increased between 2002 and 2004 , however, the median length of stay has remained relatively short at approximately two weeks. Our average length of stay in 2005 and 2006 were 82 and 86 days, respectively. This increase is related to a change in our patient diagnosis mix.

Aging Population in the United States:  According to the 2000 census conducted by the United States Census Bureau, an estimated 35.0 million persons, or approximately 12.4% of the total United States population, were age 65 or over. The United States Census Bureau currently projects that the population of persons age 65 and over will rise to an estimated 54.6 million, or approximately 16.3% of the total United States population, by the year 2020.

Our Hospice Services and Centralized Support Center

Our 81 Medicare-certified hospice programs are comprised of teams of caregivers, clinicians responsible for assuring Medicare compliance, admissions coordinators, CERs and a small administrative staff. Administrative functions such as human resources, payroll, employee benefits, training, reimbursement, finance, accounting, legal and information systems are handled for all our hospice programs at our centralized Support Center.

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

Community Education Representatives:  Each of our hospice programs has a team of CERs who educate the healthcare community about hospice in general and our company specifically. Our CERs work primarily with our referral sources, which include physicians, hospital discharge planners, nursing homes, assisted living facilities and managed care and insurance companies. Our CERs utilize educational materials, most of which are available in several different languages, prepared by our centralized training and education staff.

Increasing Our Patient Census:  The average daily patient census, which is one of the most important indicators of our financial results, is a function of our admissions and changes in our patients’ average length of stay. These factors are not only influenced by the quality of care we provide and the work of our CERs with referral sources, but also by the aging population in this country and the increasing acceptance and understanding of hospice. In 2006, our average daily patient census was 8,350, an increase of 5.6% over 2005; admissions in 2006 were 34,056, an increase of 3.1% over 2005; and our average length of stay in 2006 was 86 days, a 4.6% increase over 2005.

Where We Provide Our Care:  Our patients reside in their own homes and in nursing homes and other long-term care facilities, including assisted living facilities, which Medicare considers the patient’s residence. We have contractual arrangements with these long-term care facilities to provide hospice care to our patients who reside in those facilities.

Each of our hospice programs also has contracts with inpatient facilities, including hospitals or skilled nursing facilities, to provide general inpatient care and respite inpatient care. In addition, we operate eight inpatient hospice facilities, which in total have 112 beds, where we provide general inpatient care and respite inpatient care. In 2007, we plan to expand the number of inpatient facilities we operate where we believe the healthcare community is receptive to their use.

Medicare-Covered Care:  The Medicare hospice benefit, which is similar to the benefits provided under Medicaid and most commercial insurance, is designed to provide palliative care, that is, pain and symptom relief, rather than curative care. In addition to hospice services provided by our caregivers, we provide medical supplies (such as bandages and catheters), durable medical equipment (such as hospital beds and wheelchairs), and drugs for pain and symptom relief related to the terminal diagnosis. We have a nationwide contract with a supplier of medical supplies and local or regional contracts for durable medical equipment and drugs. In the second quarter of 2004, we implemented a nationwide drug formulary that is symptom and, in some cases, disease specific. Other drugs are also available when those specified in the formulary are inadequate for pain and symptom relief related to the terminal diagnosis. As a result of the nationwide formulary and an electronic adjudication system that we began implementing in our hospice programs in 2004, we reduced our pharmacy costs per patient day from $9.78 in the first quarter of 2004 to $7.70 in the fourth quarter of 2006. Our pharmacy costs per patient day for 2005 and 2006 were $7.40 and $7.37, respectively.

Diagnoses:  The following table lists the terminal diagnosis by disease for our admissions in 2004 through 2006.

	Percentage of
	Patients Admitted
	by Primary Diagnosis
Primary Diagnosis	2004	2005	2006

Cancer	33%	31%	32%
End-stage heart disease	21	20	18
Dementia	17	19	18
Debility	12	13	15
Lung disease	8	8	8
End-stage kidney disease	3	3	3
End-stage liver disease	2	2	2
Other	4	4	4

Totals	100%	100%	100%

Hospice Programs, Inpatient Facilities and Support Center

Hospice Programs and Inpatient Facilities:  Below is a listing of our 81 hospice programs that were Medicare-certified as of December 31, 2006.

Alabama	Louisiana	Texas
Birmingham	Baton Rouge	Amarillo (one inpatient
Huntsville	Lake Charles	facility)(1)
Mobile	Minden	Austin
Montgomery	New Orleans (Metairie)	Baytown
Arizona	Michigan	Beaumont
Phoenix (two inpatient	Detroit (Southfield)	Big Spring
facilities)(1)	Mississippi	Brownsville
Tucson (one inpatient facility)(1)	Gulf Coast (Gulfport)	Bryan-College Station (Bryan)
Arkansas	Jackson	Conroe (one inpatient facility)(1)
Little Rock	Missouri	Corpus Christi
California	Kansas City	Dallas
Bakersfield	St. Louis	East Texas (Tyler)
Los Angeles (West Covina)	Nebraska	El Paso
Orange County (Garden Grove)	Omaha	Fort Worth
Palm Springs (Rancho Mirage)	Nevada	Houston
(one inpatient facility)(1)	Las Vegas (one inpatient	Lubbock
San Bernardino	facility)(1)	Odessa
San Diego	New Jersey	San Antonio
San Jose (Campbell)	New Jersey (Piscataway)	Temple
Santa Ana (Garden Grove)	New Mexico	Waxahachie
Colorado	Albuquerque	Utah
Colorado Springs	Ohio	St. George
Denver	Cincinnati (Blue Ash)	Virginia
Delaware	Cleveland (Mayfield Heights)	Arlington (Vienna)
Wilmington	Columbus (Gahanna)	Norfolk
Florida	Toledo (Maumee)	Richmond
Daytona Beach (Palm Coast)	Oklahoma	Wisconsin
Miami	Oklahoma City	Milwaukee (West Allis)
Georgia	Tulsa(2)
Athens	Oregon
Atlanta (one inpatient facility)(1)	Portland (Beaverton)
Savannah	Pennsylvania
Valdosta	Allentown
Illinois	Harrisburg (Camp Hill)
Chicago — South (Chicago)	Philadelphia (Blue Bell)
Rockford	Pittsburgh
Indiana	Rhode Island
Indianapolis	Providence (Warwick)
Kansas	South Carolina
Wichita	Charleston (North Charleston)
Columbia
Tennessee
Memphis
Nashville

(1)	We had a total of eight inpatient facilities as of December 31, 2006 with a total of 112 beds.

(2)	We sold our Tulsa program in February 2007.

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

We utilize a variety of software programs to manage our operations. Various electronic management reports assist in labor utilization and productivity and show operating trends of our various hospice programs. We utilize our intranet system to assist in standardizing our operational procedures and for certain web-based training. We utilize a tracking system to manage contact and relationship data associated with our CER’s and their referral networks. As we have previously disclosed, we are in the process of implementing a new integrated billing, clinical management and electronic medical records information system. We anticipate that full implementation of the new system will be completed by mid-year 2009. We regularly evaluate relevant technology that could enhance our business processes and efficiency.

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

The Medicare conditions of participation for hospice programs include the following:

•	Governing Body. Each hospice must have a governing body that assumes full responsibility for the policies and the overall operation of the hospice and for ensuring that all services are provided in a manner consistent with accepted standards of practice. The governing body must designate one individual who is responsible for the day-to-day administrative operations of the hospice.

•	Direct Provision of Core Services. Medicare limits those services for which the hospice may use individual independent contractors or contract agencies to provide care to patients. Specifically, substantially all nursing, social work and counseling services must be provided directly by hospice employees meeting specific educational and professional standards. During periods of peak patient loads or under extraordinary circumstances, the hospice may be permitted to use contract workers, but the hospice must agree in writing to maintain professional, financial and administrative responsibility for the services provided by those individuals or entities.

•	Medical Director. Each hospice must have a medical director who is a physician and who assumes responsibility for overseeing the medical component of the hospice’s patient care program. These physicians may be employed by or under contract with the hospice.

•	Professional Management of Non-Core Services. A hospice may arrange to have non-core services such as therapy services, home health aide services, medical supplies or drugs provided by a non-employee or outside entity. If the hospice elects to use an independent contractor to provide non-core services, then the hospice must retain professional management responsibility for the arranged services and ensure that the services are furnished in a safe and effective manner by qualified personnel, and in accordance with the patient’s plan of care.

•	Plan of Care. The patient’s attending physician, the medical director or designated hospice physician, and the interdisciplinary team must establish an individualized written plan of care prior to providing care to any hospice patient. The plan must assess the patient’s needs and identify services to be provided to meet those needs and must be reviewed and updated at specified intervals.

•	Continuation of Care. A hospice may not discontinue or reduce care provided to a Medicare beneficiary if the individual becomes unable to pay for that care.

•	Informed Consent. The hospice must obtain the informed consent of the hospice patient, or the patient’s representative, that specifies the type of care services that may be provided as hospice care.

•	Training. A hospice must provide ongoing training for its employees.

•	Quality Assurance. A hospice must conduct ongoing and comprehensive self-assessments of the quality and appropriateness of care it provides and that its contractors provide under arrangements to hospice patients.

•	Interdisciplinary Team. A hospice must designate an interdisciplinary team to provide or supervise hospice care services. The interdisciplinary team develops and updates plans of care, and establishes policies governing the day-to-day provision of hospice services. The team must include at least a physician, registered nurse, social worker and spiritual or other counselor. A registered nurse must be designated to coordinate the plan of care.

•	Volunteers. Hospice programs are required to recruit and train volunteers to provide patient care services or administrative services. Volunteer services must be provided in an amount equal to at least five percent of the total patient care hours provided by all paid hospice employees and contract staff.

•	Licensure. Each hospice and all hospice personnel must be licensed, certified or registered in accordance with applicable federal, state and local laws and regulations.

•	Central Clinical Records. Hospice programs must maintain clinical records for each hospice patient that are organized in such a way that they may be easily retrieved. The clinical records must be complete and accurate and protected against loss, destruction and unauthorized use.

In addition to the conditions of participation governing hospice services generally, Medicare regulations also establish conditions of participation related to the provision of various services and supplies that many hospice patients receive from us. These services include therapy services (such as physical therapy, occupational therapy and speech-language pathology), home health aide and homemaker services, pharmaceuticals, medical supplies, short-term general inpatient care and respite inpatient care, among other services.

Surveys.  Like many healthcare organizations, our hospice programs undergo surveys by federal and state governmental authorities to assure compliance with both state licensing laws and regulations and the Medicare conditions of participation. As is common in the healthcare community, from time to time, we receive survey reports containing statements of deficiencies for alleged failure to comply with the various regulatory requirements. We review these reports, prepare responses and take appropriate corrective action, if required. The reviewing agency is generally authorized to take various adverse actions against a hospice program found to be in non-compliance, including the imposition of fines or suspension or revocation of a hospice program’s license. If this adverse action were taken against any of our hospice programs, this action could materially adversely affect that hospice program’s ability to continue to operate and to participate in the Medicare and Medicaid programs. This could materially adversely affect our net patient service revenue and profitability. None of our hospice programs has been suspended at any time from participation in the Medicare or Medicaid programs or had its state licensure suspended or revoked. In 2006, we had 72 surveys, including five surveys for initial certification.

Certificate of Need Laws and Other Restrictions.  Some states have certificate of need (“CON”) laws that require state approval prior to opening new healthcare facilities or expanding services at existing healthcare facilities. Approval under CON laws is generally conditioned on the showing of a demonstrable need for services in the community, and approximately 14 states have CON laws that apply to hospice services. However, some states with CON requirements permit the transfer of a CON from an existing provider to a new provider. We entered Nashville, Tennessee, in 1998, Little Rock, Arkansas, in 2001 and Memphis, Tennessee, in 2003, by acquiring existing hospices that had met the CON requirement in those states. In addition, we applied for and were awarded CONs in Daytona and Miami, Florida and are currently operating hospice programs in both cities. In the future, we will continue to seek to develop or acquire hospice programs in other states that may have CON laws. While several states have abolished CON laws and other states do not apply them to hospice services, these laws could adversely affect our ability to expand services at our existing hospice programs or to make acquisitions or develop hospices in new or existing geographic markets.

New York has additional laws that restrict the development and expansion of hospice programs. Under New York law, a hospice cannot be owned by a corporation that has another corporation as a stockholder. These laws may prevent us from being able to provide hospice services to the residents of New York.

Limits on the Acquisition or Conversion of Non-Profit HealthCare Organizations.  An increasing number of states require government review, public hearings and/or government approval of transactions in which a for-profit entity proposes to purchase or otherwise assume the operations of a non-profit healthcare facility. Heightened scrutiny of these transactions may significantly increase the costs associated with future acquisitions of non-profit hospice programs in some states and otherwise increase the difficulty in completing those acquisitions or prevent them entirely. We cannot assure you that we will not encounter regulatory or governmental obstacles in connection with our acquisition of non-profit hospice programs in the future.

Overview of Government Payments

Substantially all of our net patient service revenue is attributable to payments received from the Medicare and Medicaid programs. 97.1% of our net patient service revenue for both of the years ended December 31, 2005 and 2006 were attributable to Medicare and Medicaid payments.

As with most government programs, Medicare and Medicaid are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, and freezes and funding reductions, all of which may adversely affect payments to us. For example, the 2008 Budget Proposal submitted by the President to Congress includes a reduction of 0.65% in the annual inflation adjustment that we receive each year under current law. Reductions or changes in Medicare or Medicaid funding could significantly affect our results of operations. We cannot predict at this time whether the reduction included in the President’s 2008 Budget Proposal will be enacted or whether any additional healthcare reform initiatives will be implemented or whether other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system will occur.

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

Direct patient care physician services delivered by physicians contracted with us are billed separately by us to the Medicare fiscal intermediary and paid at the lesser of the actual charge or 100% of the Medicare allowable charge for these services. This payment is in addition to the daily rates we receive for hospice care. We generally pay our contracted physicians 80% of the Medicare allowable charge for these physician services. Payments for a patient’s attending physician’s professional services, other than services furnished by physicians contracted with us, are not paid to us, but rather are billed by and paid directly to the attending physician by the Medicare carrier based on the Medicare physician fee schedule. Physician services represented 0.6% and 0.5% of our gross patient service revenue for 2005 and 2006, respectively.

The Medicare Cap.  Various provisions were included in the legislation creating the Medicare hospice benefit to manage the cost to the Medicare program for hospice, including the patient’s waiver of curative care requirement, the six-month terminal prognosis requirement and the Medicare payment caps. The Medicare hospice benefit includes two fixed annual caps on payment, both of which are assessed on a program-by-program basis. One cap is an absolute dollar amount; the other limits the number of days of inpatient care. None of our hospice programs exceeded the payment limits on general inpatient care services for the years ended December 31, 2004, 2005 and 2006. The caps are calculated from November 1 through October 31 of each year.

Dollar Amount Cap.  The Medicare revenue paid to a hospice program from November 1 to October 31 of the following year may not exceed the annual cap amount which is calculated by using the following formula: the product of the number of admissions to the program by patients who are electing to receive their Medicare hospice benefit for the first time, multiplied by the Medicare cap amount, which for the November 1, 2005 through October 31, 2006 Medicare fiscal year is $20,585. The Medicare cap amount is reduced proportionately for patients who transferred in or out of our hospice services. The Medicare cap amount is annually adjusted for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. The Medicare cap amount for the November 1, 2006 through October 31, 2007 cap year has not yet been announced by the Medicare program. We currently estimate the Medicare cap amount to be approximately $21,244 for the Medicare cap year ending October 31, 2007. The following table shows the Medicare cap amount for the past three years and the estimated amount for the current year.

Medicare Cap	Medicare
Year Ending	Cap Amount

2004	$19,636
2005	$19,778
2006	$20,585
2007 (estimated)	$21,244

The following table shows the amounts accrued and paid for the Medicare cap contractual adjustments for the years ended December 31, 2004, 2005 and 2006, respectively:

	Accrued Medicare Cap Contractual Adjustments
	Year ending December 31,
	2004		2005		2006
	(in thousands)

Beginning balance — accrued Medicare cap contractual adjustments	$1,244		$2,915		$14,883
Medicare cap contractual adjustments	2,018		9,554	(1)	15,423	(2)
Medicare cap contractual adjustments — discontinued operations	72	(3)	2,414	(3)	1,041	(3)
Payments to Medicare fiscal intermediaries	(419)		0		(1,983)
Reclassification to accounts payable	0		0		(2,685	)(4)

Ending balance — accrued Medicare cap contractual adjustments	$2,915		$14,883		$26,679	(5)

(1)	On August 26, 2005, the Centers for Medicare & Medicaid Services (“CMS”) issued Change Request Transmittal 663 publishing the final Medicare per beneficiary cap amount of $19,778 for the 2005 Medicare cap year ended October 31, 2005 and indicated that the cap amount for the 2004 Medicare cap year ended October 31, 2004 was incorrectly computed. This cap amount was lower than the estimated cap amount that we used for 2005 due to CMS’s error in computing the cap amount for the 2004 Medicare cap year. As a result, the 2005 accrued Medicare cap contractual adjustment of $9.6 million includes $1.0 million for the lower 2005 Medicare cap amount and an additional $1.1 million for the 2003 and 2004 Medicare cap years for the estimated impact of the revised cap amounts.

(2)	Includes additional accrual of $3.8 million related to the 2005 Medicare cap year.

(3)	Medicare cap contractual adjustments reclassified to discontinued operations are related to the Salt Lake City hospice program which was sold in July 2006.

(4)	Amounts were reclassified from accrued Medicare cap contractual adjustments to accounts payable in December 2006 and were paid in January 2007 to the Medicare fiscal intermediary.

(5)	An additional $4.4 million of the accrued Medicare cap contractual adjustments was paid to the Medicare fiscal intermediary in February 2007.

The accuracy of our estimates of the Medicare cap contractual adjustment is affected by many factors, including:

•	the actual number of Medicare beneficiary patient admissions and discharges and the dates of occurrence of each;

•	changes in the average length of stay at our hospice programs;

•	fluctuations in admissions and discharges at our hospice programs;

•	possible enrollment of beneficiaries in our hospice programs who may have previously elected Medicare hospice coverage through another hospice program and whose Medicare cap amount is prorated for the days of service for the previous hospice admission;

•	possible enrollment of beneficiaries with another hospice program who had been on previous hospice service with one of our own hospice programs and discharged from our hospice program and whose Medicare cap amount is prorated between the programs for the days of service for the subsequent hospice admission;

•	fiscal intermediary disallowances of certain beneficiaries and changes in calculation methodology;

•	uncertainty surrounding length of patient stay in various patient groups, particularly with respect to non-cancer patients; and

•	the fact that we are not advised of the Medicare cap amount that will be used by Medicare to calculate our Medicare cap contractual adjustment until the latter part of the Medicare cap year, requiring us to use an estimate of that amount throughout the year.

Between 2003 and 2006, several of our hospice programs exceeded the Medicare cap amount. As a result, we were required to repay a portion of payments previously received from Medicare. We actively monitor the Medicare cap amount at each of our programs and seek to implement corrective measures as necessary. We maintain what we believe are adequate reserves in the event that we exceed the Medicare cap in any give fiscal year; however, because of the many variables involved in estimating the Medicare cap contractual that are beyond our control, we cannot assure you that we will not increase or decrease our estimated contractual allowance in the future. We cannot assure you that one or more of our hospice programs will not exceed the Medicare cap amount in the future.

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

Medicare Six-Month Eligibility Rule.  In order for a Medicare beneficiary to qualify for the Medicare hospice benefit, two physicians must certify that in their clinical judgment the beneficiary has less than six months to live, assuming the disease runs its normal course. In addition, the Medicare beneficiary must affirmatively elect hospice care and waive any rights to other Medicare benefits related to the terminal diagnosis. Medicare and other payor sources recognize that terminal illnesses are not entirely predictable, and patients may continue to receive hospice service if the hospice medical director or the patient’s attending physician recertify at time intervals prescribed by law that the patient’s life expectancy, on a look-forward basis, continues to be less than six months. The recertifications are required 90 and 180 days after admission and every 60 days thereafter. No limits exist on the number of periods that a Medicare beneficiary may be recertified. A Medicare beneficiary may revoke his or her election to receive hospice services at any time and resume receiving regular Medicare benefits. The Medicare beneficiary may elect the hospice benefit again at a later date provided that the beneficiary satisfies the six-month eligibility rule.

In addition to the traditional Medicare fee-for-service program, the Medicare program also offers a managed care benefit to electing Medicare beneficiaries. These managed care programs are often referred to as Medicare Advantage programs. Our payments for services provided to Medicare beneficiaries enrolled in Medicare Advantage programs are currently processed in the same way and at the same rates as those of traditional Medicare fee-for-service beneficiaries. We cannot assure you that hospice services will continue to be paid entirely under the Medicare fee-for-service program.

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

Long-Term Care Facility Residents.  For our patients who receive nursing home care under state Medicaid programs in states other than Arizona, Oklahoma and Pennsylvania, the applicable Medicaid program pays us an amount equal to no more than 95.0% of the Medicaid per diem nursing home rate for “room and board” services furnished to the patient by the nursing home. Effective July 1, 2005, South Carolina switched from paying the nursing home directly to paying us the daily nursing home rate for room and board services. This room and board payment is in addition to the applicable Medicare or Medicaid hospice per diem payment that we receive. Pursuant to our standard agreements with nursing homes, we pay the nursing home for these “room and board” services at a rate equal to 100.0% of the Medicaid per diem nursing home rate. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Expenses.”

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

State False Claims Laws.  The Deficit Reduction Act of 2005, or DRA, which was signed into law on February 8, 2006 includes a provision encouraging states to adopt their own false claims act provisions by increasing the states’ share of any recoveries related to Medicaid funds. Several states where we currently do business, have already adopted state false claims laws that mirror to some degree the federal false claims laws. While these statutes vary in scope and effect, the penalties for violating these false claims laws include administrative, civil and/or criminal fines and penalties, imprisonment and the imposition of multiple damages.

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

Additional Federal and State Healthcare Laws.  The federal government and all states also regulate other aspects of the hospice industry. In particular, our operations are subject to federal and state laws covering professional services, the dispensing of drugs and other types of hospice activities. Some of our employees are subject to state laws and regulations governing the ethics and practice of medicine, respiratory therapy, pharmacy and nursing.

Surveys and Certification.  Our operations are subject to periodic survey by government entities to assure compliance with applicable state licensing and Medicare and Medicaid certification. From time to time in the ordinary course of business, we, like other healthcare companies, receive survey reports containing deficiencies for alleged failure to comply with applicable requirements. We review these reports and take appropriate corrective action if necessary. The failure to take corrective action or to obtain, renew or maintain any of the required regulatory approvals, certifications or licenses could materially adversely affect our business and could prevent our hospice programs involved therein from offering services to patients or billing for those services. In addition, laws and regulations often are adopted to regulate new products, services and industries. We cannot assure you that either the states or the federal government will not impose additional regulations upon our activities that might adversely affect us.

Employment Laws and Regulations.  As a large employer, we are subject to various federal and state laws regulating employment practices. We are specifically subject to audits by various federal and state agencies regarding our compliance with these laws. We believe that our employment practices are in material compliance with applicable federal and state laws. However, we cannot assure you that government officials charged with the responsibility of enforcing these laws will not assert that we are in violation of these laws, or that these laws will be interpreted by the courts in a manner consistent with our interpretations.

We maintain an internal corporate compliance program and from time to time retain regulatory counsel for guidance on applicable laws and regulations. However, we cannot assure you that our practices, if reviewed, would be found to be in compliance with applicable federal and state laws, as the laws ultimately may be interpreted.

Compliance and Continuous Quality Improvement Programs

Compliance Program:  We have a comprehensive company-wide compliance program. Our compliance program provides for:

•	a compliance officer and committee;

•	a corporate code of business conduct and ethics and standards of conduct;

•	employee education and training;

•	an internal system for reporting concerns on a confidential, anonymous basis;

•	ongoing internal auditing and monitoring programs; and

•	a means for enforcing the compliance program policies.

As part of our ongoing internal auditing and monitoring programs, we conduct periodic compliance reviews and internal regulatory audits and mock surveys at each of our Medicare-certified hospice programs. If a program does not achieve a satisfactory rating, we require it to prepare and implement a plan of correction. In certain situations we will perform a follow-up audit and survey to verify that all deficiencies identified in the initial audit and survey have been corrected.

On July 6, 2006, we entered into a five-year Corporate Integrity Agreement (“CIA”) with the Office of the Inspector General of HHS. The CIA is structured to assure the federal government of our federal health care program compliance and specifically covers clinical appropriateness of our hospice patients. The CIA imposes certain auditing, self-reporting and training requirements that we must comply with. Under the CIA, we have an affirmative obligation to report to the government probable violations of applicable federal health care laws and regulations. This obligation could result in greater scrutiny by regulatory authorities. Breach of the CIA could subject us to substantial monetary penalties or affect our participation in the Medicare and Medicaid programs, or both. We have agreed, during the five-year term of the CIA, to operate our compliance program in a manner that meets the requirements of the CIA.

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

Competition

Hospice care in the United States is competitive. Because payments for hospice services are generally paid on a per diem basis, we compete primarily on our ability to deliver quality, responsive services. The hospice care market is highly fragmented, and we compete with a large number of organizations, some of which have or may obtain significantly greater financial and marketing resources than us. According to MedPAC, in 2005 there were approximately 2,850 Medicare-certified hospice programs, an increase of 8.9% over 2004. According to MedPAC, approximately 54% of existing hospice programs are not-for-profit programs. Most hospice programs are small- and medium-sized programs.

We also compete with a number of national and regional hospice providers, including Vitas Healthcare Corporation and VistaCare, Inc., hospitals, long-term care facilities, home health agencies and other healthcare providers, including those with which we presently maintain contractual relationships, that offer hospice and/or palliative care services such as Beverly Enterprises, Inc., and Manor Care, Inc. Many of them offer home care to patients who are terminally ill, and some actively market palliative care and “hospice-like” programs. Relatively few barriers to entry exist, so other companies not currently providing hospice care may enter the hospice markets that we serve and expand the variety of services they offer.

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

Employees

As of February 5, 2007, we had 4,309 full-time employees and 724 part-time employees. Approximately 22.9% of our full-time employees and 36.5% of our part-time employees are registered nurses. None of our employees are currently covered by collective bargaining agreements.

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

We maintain a website with the address http://www.odsyhealth.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably possible after we electronically file such material with, or furnish such material to, the SEC. These Annual Reports, Quarterly Reports and Current Reports may be found on our website under the “Investor Relations — SEC Filings” captions by clicking on the link titled “Click here to continue on to view SEC Filings.” Information relating to our corporate governance policies, including our Corporate Code of Business Conduct and Ethics and Standards of Conduct for our directors, officers and employees and information concerning our Board committees, including committee charters, is also available on our website at http://www.odsyhealth.com under the “Investor Relations — Corporate Governance” captions. We will provide any of the foregoing information free of charge upon written request to Investor Relations, Odyssey HealthCare, Inc., 717 N. Harwood, Suite 1500, Dallas, Texas 75201. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Securities Exchange Act of 1934 are also available through our website under the “Investor Relations — SEC Filings” captions by clicking on the link titled “Click here for Section 16 Filings.”

Item 1A.	Risk Factors

An investment in our common stock is subject to significant risks inherent in our business. As such, you should consider carefully the risks and uncertainties described below and the other information included in this Annual Report on Form 10-K. The occurrence of any of the events described below could have a material adverse effect on our business. Additional risks and uncertainties that we do not presently know or that we currently consider immaterial may also impair our business operations. If any of the following risks occur, it could cause the trading price of our common stock to decline, perhaps significantly.

If we fail to comply with the terms of our Corporate Integrity Agreement, we could be subject to substantial monetary penalties or suspension or termination from participation in the Medicare and Medicaid programs.

On July 6, 2006 we entered into a five-year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of Health and Human Services. The CIA imposes certain auditing, self-reporting and training requirements that we must comply with. If we fail to comply with the terms of our CIA, we could be subject to substantial monetary penalties and/or suspension or termination from participation in the Medicare and Medicaid programs. The imposition of monetary penalties would adversely affect our profitability. A suspension or termination of our participation in the Medicare and Medicaid programs would have a material adverse affect on our profitability and financial condition as substantially all of our net patient service revenue is attributable to payments received from the Medicare and Medicaid programs. 97.1% of our net patient service revenue for both of the years ended December 31, 2005 and 2006 were attributed to Medicare and Medicaid payments.

We are highly dependent on payments from Medicare and Medicaid. If there are changes in the rates or methods governing these payments for our services, our net patient service revenue and profits could materially decline.

We are highly dependent on payments from Medicare and Medicaid. Approximately 96.6%, 97.1% and 97.1% of our net patient service revenue for 2004, 2005 and 2006, respectively, consisted of payments, paid primarily on a per diem basis, from the Medicare and Medicaid programs. Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. The 2008 Budget Proposal submitted by the President to Congress includes a reduction of 0.65% in the annual inflation adjustment that we receive each year under current law. Reductions or changes in Medicare or Medicaid funding could significantly affect our results of operations. We cannot predict at this time whether the reduction included in the President’s 2008 Budget Proposal will be enacted or whether any additional healthcare reform initiatives will be implemented or whether other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system will occur. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments could cause our net patient service revenue and profits to materially decline.

We are subject to a Medicare cap amount which is calculated by Medicare. Our net patient service revenue and profitability could be adversely affected by limitations on Medicare payments.

Overall payments made by Medicare to us are subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The hospice cap period runs from November 1st of each year through October 31st of the following year. Total Medicare payments received by each of Medicare-certified programs during this period are compared to the cap amount for this period. Payments in excess of the cap amount must be returned by us to Medicare. The cap amount is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory Medicare cap amount that is indexed for inflation. The Medicare cap amount is reduced proportionately for Medicare patients who transferred into or out of our hospice programs and either received or will received hospice services from another hospice provider. The Medicare cap amount for the twelve month period ending October 31, 2007 has not been established by Medicare. Once published, the new Medicare cap amount will become effective retroactively for all services performed since November 1, 2006. The hospice cap amount is computed on a program-by-program basis. Our net patient service revenue for 2006 was reduced by approximately $15.4 million as a result of our hospice programs exceeding the Medicare cap. Our ability to comply with this limitation depends on a number of factors relating to a given hospice program, including number of admissions, average length of stay, mix in level of care and Medicare patients that transfer into and out of our hospice programs. Our revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that additional hospice programs will not exceed the cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not materially differ from the actual Medicare cap amount.

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

We were the subject of a civil investigation by the Civil Division of the United States Department of Justice (“DOJ”). On July 6, 2006 we entered into a settlement agreement with the DOJ to permanently settle the investigation for $13.0 million. As part of the settlement of the investigation we entered into a corporate integrity agreement on July 6, 2006 with the U.S. Department of Health and Human Services, Office of Inspector General. We paid the $13.0 million settlement amount on July 11, 2006. See “Item 3. Legal Proceedings” and Note 14 to our consolidated financial statements.

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

According to MedPAC, an estimated 54% of hospice programs in the United States are not-for-profit programs. Accordingly, it is likely that a substantial number of acquisition opportunities may involve hospices operated by not-for-profit entities. In recent years, several states have increased review and oversight of transactions involving the sale of healthcare facilities by not-for-profit entities. Although the level of review varies from state to state, the current trend is to provide for increased governmental review, and in some cases approval, of transactions in which a not-for-profit entity sells a healthcare facility or business. This increased scrutiny may increase the difficulty in completing, or prevent the completion of, acquisitions in some states in the future.

Our loss of key senior management personnel or our inability to hire and retain skilled employees at a reasonable cost could adversely affect our business and our ability to increase patient referrals.

Our future success depends, in significant part, upon the continued service of our key senior management personnel. The loss of services of one or more of our key senior management personnel or our inability to hire and retain new skilled employees could adversely affect our future operating results. In addition, the loss of key CERs could negatively impact our ability to maintain or increase patient referrals, a key aspect of our growth strategy.

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

We currently employ approximately 1,400 full-time nurses and 400 part-time nurses. We depend on qualified nurses to provide quality, responsive hospice services to our patients. There is currently a nationwide shortage of qualified nurses that is being felt in some of the markets in which we provide hospice services, primarily in California. In response to the shortage of qualified nurses in these markets, we have increased and are likely to continue to increase our wages and benefits to recruit and retain nurses or to engage contract nurses until we hire permanent staff nurses. Our inability to attract and retain qualified nurses could adversely affect our ability to provide quality, responsive hospice services to our patients and our ability to increase patient census in those markets. In addition, because we operate in a fixed reimbursement environment, increases in the wages and benefits that we must provide to attract and retain qualified nurses or an increase in our reliance on contract nurses will negatively impact our profitability.

Medical reviews and audits by governmental and private payors could result in material payment recoupments and payment denials, which could negatively impact our business.

Medicare fiscal intermediaries and other payors periodically conduct pre-payment and post-payment medical reviews and other audits of our reimbursement claims. In order to conduct these reviews, the payor requests documentation from us and then reviews that documentation to determine compliance with applicable rules and regulations, including the eligibility of patients to receive hospice benefits, the appropriateness of the care provided to those patients, and the documentation of that care. We cannot predict whether medical reviews or similar audits by federal or state agencies or commercial payors of our hospice programs’ reimbursement claims will result in material recoupments or denials, which could have a material adverse effect on our financial condition, cash flows and results of operations.

If any of our hospice programs fails to comply with the Medicare conditions of participation, that program could be terminated from the Medicare program, thereby adversely affecting our net patient service revenue and profitability.

Each of our hospice programs must comply with the extensive conditions of participation of the Medicare hospice benefit. If any of our hospice programs fails to meet any of the Medicare conditions of participation, that program may receive a notice of deficiency from the applicable state surveyor. If that hospice program then fails to institute a plan of correction and correct the deficiency within the correction period provided by the state surveyor, that program could be terminated from receiving Medicare payments. For example, under the Medicare hospice program, each of our hospice programs must demonstrate that volunteers provide administrative and direct patient care services in an amount equal to at least five percent of the total patient care hours provided by our employees and contract staff at the hospice program. If we are unable to attract a sufficient number of volunteers at one of our hospice programs to meet this requirement, that program could be terminated from the Medicare benefit if the program fails to address the deficiency within the applicable correction period. Any termination of one or more of our hospice programs from the Medicare program for failure to satisfy the volunteer or other conditions of participation could adversely affect our net patient service revenue and profitability and financial condition.

Many states have certificate of need laws or other regulatory provisions that may adversely impact our ability to expand into new markets and thereby limit our ability to grow and to increase our net patient service revenue.

Many states have enacted certificate of need laws that require prior state approval to open new healthcare facilities or expand services at existing facilities. Those laws require some form of state agency review or approval before a hospice may add new services or undertake significant capital expenditures. New York has additional barriers to entry. New York places restrictions on the corporate ownership of hospices. Accordingly, our ability to operate in New York is restricted. These laws could affect our ability to expand into new markets and to expand our services and facilities in existing markets.

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

We generally receive fixed payments for our hospice services based on the level of care we provide to patients and their families. Accordingly, our profitability is largely dependent on our ability to manage costs of providing hospice services. Medicare and Medicaid currently provide for an annual adjustment of the various hospice payment rates based on the increase or decrease of the medical care expenditure category of the Consumer Price Index; however, the increases have usually been less than actual inflation. If this adjustment were eliminated or reduced, or if our costs of providing hospice services, over one-half of which consist of labor costs, which have been rising, increased more than the annual adjustment, our profitability could be negatively impacted. In addition, cost pressures resulting from shorter patient lengths of stay and the use of more expensive forms of palliative care, including drugs and drug delivery systems, could negatively impact our profitability.

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

Initiatives undertaken by insurers and managed care companies to contain healthcare costs affect the profitability of our hospice programs. We have a number of contractual arrangements with insurers and managed care companies for providing hospice care for a fixed fee. These payors attempt to control healthcare costs by contracting with hospices and other healthcare providers to obtain services on a discounted basis. We believe that this trend may continue and may limit payments for healthcare services, including hospice services. In addition, future changes in Medicare related to Medicare Advantage programs could result in managed care companies becoming financially responsible for providing hospice care. If such changes were to occur, managed care companies could be responsible for payments to us out of their Medicare payments, and a greater percentage of our net patient service revenue could come from managed care companies. As managed care companies attempt to control hospice-related costs, they could reduce payments to us for hospice services. These developments could negatively impact our net patient service revenue and profitability.

A significant reduction in the carrying value of our goodwill could have a material adverse effect on our profitability.

A significant portion of our total assets consists of intangible assets, primarily goodwill. Goodwill accounted for approximately 36.4% of our total assets as of December 31, 2006. Any event that results in the significant impairment of our goodwill, such as closure of a hospice program, sustained operating losses or denial of one or more certificate of need applications could have a material adverse effect on our profitability.

Professional and general liability claims and hired and non-owned auto liability claims may have an adverse effect on us either because our insurance coverage may be inadequate to cover the losses or because claims against us, regardless of merit or eventual outcome, may adversely affect our reputation, our ability to obtain patient referrals or our ability to expand our business.

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

We have a $1.0 million deductible per occurrence under our hired and non-owned auto insurance coverage. One or more severe auto accidents involving our employees could result in a significant liability expense and corresponding reduction in profitability. We continue to evaluate our insurance program for cost effective alternative insurance coverage. We cannot assure you that we will be able to obtain cost effective insurance to adequately cover this risk.

We may need additional capital to fund our operations and finance our growth, and we may not be able to obtain it on terms acceptable to us, or at all.

We expect that our existing funds, cash flows from operations and borrowings under our credit agreement with General Electric Capital Corporation (as amended on November 1, 2004, February 22, 2006, September 29, 2006 and October 19, 2006) will be sufficient to fund our stock repurchase program, working capital needs, anticipated hospice development and acquisition plans, debt service requirements and other anticipated capital requirements for at least 12 months following the date of this Annual Report on Form 10-K. Continued expansion of our business through the development of new hospice programs, inpatient business development and acquisitions may require additional capital, in particular if we were to accelerate our hospice program development and acquisition plans. In the past, we have relied on funds raised through our initial public offering and private issuances of debt and equity and also through bank financing and cash flows from operations to support our growth. In the future, required financing may not be available or may be available only on terms that are not favorable to us. If we are unable to raise additional funds, we may have to delay or abandon some or all of our growth strategies. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any new equity securities may have rights, preferences or privileges senior to those of our common stock.

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

We may experience difficulties in implementing a new integrated billing, clinical management and electronic medical records system which we will continue to implement in 2007.

We plan to continue implementation of a new integrated billing, clinical management and electronic medical records system in 2007. Information system integration and changes can cause disruption of operations and temporarily hinder the billing and collecting of claims. The implementation of the new information system is expected to be completed mid-year 2009.

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

Our executive offices and Support Center are located at 717 N. Harwood, Suite 1500, Dallas, Texas 75201, where we currently lease approximately 70,000 square feet of space. We believe that these facilities are adequate for our current uses and that additional space is available to accommodate our anticipated growth. Our 81 Medicare-certified hospice programs, including our eight inpatient units, and our four hospice programs under development are in leased facilities in 30 states with terms varying from one to twelve years extending through 2017. We believe these facilities are in good operating condition and suitable for their intended purposes. Refer to “Item 1. Business — Hospice Programs, Inpatient Facilities and Support Center” for a complete listing of the locations of our Medicare-certified hospice programs and inpatient facilities.

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

On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against two former Chief Executive Officers and former Chief Financial Officer, and current Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs of the Company and seven of the current members of our board of directors and two former members of our board of directors. The petition alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, members of the board of directors and two former members of the board of directors. The petition sought unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages were sought from us. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of us, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and was consolidated with the above lawsuit filed by Mr. Connolly. On July 28, 2006, plaintiffs filed a third amended consolidated petition making substantially similar claims as those in the original petition. The individual defendants and the Company filed special exceptions and/or a motion to dismiss on August 15, 2006. On September 28, 2006, the Court granted the individual defendants’ and the Company’s special exceptions and on October 3, 2006 entered a final order of dismissal without prejudice. On November 2, 2006, plaintiffs’ filed a Notice of Appeal to appeal the Court’s decision to dismiss the petition to the Court of Appeals for the Fifth District of Texas at Dallas. While we cannot predict the outcome of this matter, we believe the claims are without merit. If any of these claims are successfully asserted against the defendants, there could be a material adverse effect on us under the indemnification provisions found in the Delaware General Corporation Law, our certificate of incorporation and indemnification agreements entered into between us and each of the individual defendants.

On December 30, 2004, in the United States District Court for the Northern District of Texas, Dallas Division, John O. Hanson brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against our two former Chief Executive Officers and former Chief Financial Officer and seven of the current members of our board of directors and a former member of the board of directors. The complaint alleges breach of fiduciary duty, abuse of control, aiding and abetting breach of fiduciary duty and gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the individual defendants. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees, from the individual defendants. No damages are sought from the Company. On November 20, 2006, the individual defendants and the Company filed a motion to dismiss the complaint, which is currently pending before the District Court. While we cannot predict the outcome of this matter, we believe the claims are without merit. If any of these claims are successfully asserted against the defendants, there could be a material adverse effect on us under the indemnification provisions found in the Delaware General Corporation Law, our certificate of incorporation and indemnification agreements entered into between us and each of the individual defendants.

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

From time to time, we may be involved in other litigation matters relating to claims that arise in the ordinary course of our business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to us, we do not believe that the resolution of these other litigation matters to which we are currently a party will have a material adverse effect on us. As of December 31, 2006, we have not accrued any amounts related to the other litigation matters discussed above.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock.  Our common stock has been quoted on The NASDAQ Stock Market LLC (formerly known as the Nasdaq National Market) (the “NASDAQ”) under the symbol “ODSY” since October 31, 2001. Prior to that time there was no public market for our common stock. As of March 1, 2007, there were 39 record holders of our common stock. The following table sets forth the high and low sales price per share of our common stock for the period indicated on the NASDAQ:

	High	Low

2005
First Quarter	$14.06	$10.38
Second Quarter	$14.86	$10.72
Third Quarter	$18.01	$14.22
Fourth Quarter	$20.41	$14.90
2006
First Quarter	$20.62	$16.33
Second Quarter	$18.91	$15.65
Third Quarter	$18.25	$13.05
Fourth Quarter	$14.67	$11.86

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

Recent Sales of Unregistered Securities.  We did not sell any of our equity securities in the three year period ended December 31, 2006 that were not registered under the Securities Act of 1933.

Repurchases of Common Stock.  On August 11, 2005, we announced the adoption of a stock repurchase program in which we intended to repurchase up to $20.0 million of our common stock over a twelve-month period. The timing and the amount of any repurchase of shares during the twelve-month period was determined by management based on its evaluation of market conditions and other factors. We completed this stock repurchase program in August 2006 and repurchased an aggregate of 973,332 shares of our common stock at a total cost of $16.8 million (average cost of $17.30 per share). The stock repurchases were funded out of our working capital.

On November 21, 2006, we announced the adoption of a new stock repurchase program in which we intend to repurchase up to $10.0 million of our common stock. We intend to conduct the stock repurchase in the open market over the twelve month period beginning on November 21, 2006. The timing and the amount of any repurchase of shares during the twelve-month period will be determined by management based on its evaluation of market conditions and other factors. As of December 31, 2006, we had repurchased 742,206 shares of our common stock at a cost of $9.2 million (average cost of $12.41 per share). As of December 31, 2006, we had approximately 33.6 million shares outstanding. We may repurchase up to an additional $0.8 million of common stock under our stock repurchase program. Stock repurchases are being funded out of our working capital. The following table sets forth the repurchase data for each of the three months during the fourth quarter ended December 31, 2006:

(d)
			(c)	Approximate
			Total Number of Shares	Dollar Value of
	(a)	(b)	Purchased as Part	Shares that May
	Total Number	Average	of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs

October 1-October 31	—	—	—	—
November 1-November 30	374,508	$12.21	374,508	$5,427,838
December 1-December 31	367,698	$12.61	367,698	$790,261

Total	742,206	$12.41	742,206

Item 6.	Selected Financial Data

The selected consolidated statement of operations data set forth below for the years ended December 31, 2004, 2005 and 2006 and the consolidated balance sheet data as of December 31, 2005 and 2006 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, and that are included elsewhere in this Annual Report on Form 10-K, and are qualified by reference to those consolidated financial statements. The selected consolidated statement of operations data set forth below for the years ended December 31, 2002 and 2003 and the consolidated balance sheet data as of December 31, 2002, 2003 and 2004 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, but are not included in this Annual Report on Form 10-K.

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

On February 24, 2003 and August 12, 2003, the Company completed two separate three-for-two stock splits each payable in the form of a fifty percent stock dividend. All share information has been adjusted for the stock dividends.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share amounts)

Statements of Operations Data:
Net patient service revenue	$194,459	$270,181	$340,180	$378,073	$409,831
Operating expenses:
Direct hospice care	99,919	141,160	182,147	213,655	244,782
General and administrative(1)	56,124	72,501	92,248	110,480	125,111
Government settlement	—	—	—	13,000	—
Provision for uncollectible accounts	2,952	4,015	7,747	4,222	4,685
Depreciation and amortization	1,509	2,505	3,951	4,433	5,551

Total operating expenses	160,504	220,181	286,093	345,790	380,129

Income from operations	33,955	50,000	54,087	32,283	29,702
Other income (expense):
Minority interest	50	—	—	—	—
Interest income	544	390	359	1,341	2,576
Interest expense	(269)	(140)	(118)	(198)	(187)

	325	250	241	1,143	2,389

Income from continuing operations before provision for income taxes	34,280	50,250	54,328	33,426	32,091
Provision for income taxes	13,140	19,529	20,575	13,810	11,360

Income from continuing operations	21,140	30,721	33,753	19,616	20,731
Income (loss) from discontinued operations, net of income taxes(2)	—	486	1,243	(1,060)	(1,002)

Net income	$21,140	$31,207	$34,996	$18,556	$19,729

Income (loss) per common share:
Basic:
Continuing operations	$0.61	$0.85	$0.93	$0.57	$0.61
Discontinued operations	$—	$0.02	$0.03	$(0.03)	$(0.03)

Net income	$0.61	$0.87	$0.96	$0.54	$0.58

Diluted:
Continuing operations	$0.58	$0.82	$0.90	$0.56	$0.60
Discontinued operations	$—	$0.02	$0.03	$(0.03)	$(0.03)

Net income	$0.58	$0.84	$0.93	$0.53	$0.57

Weighted average shares outstanding:
Basic	34,782	35,945	36,445	34,384	34,145
Diluted	36,691	37,256	37,551	34,935	34,529

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(Unaudited)
	(Dollars in thousands)

Operating Data:
Number of Medicare-certified hospice programs(3)	50	65	73	78	81
Admissions(4)	22,062	26,602	30,614	33,024	34,056
Days of care(5)	1,608,556	2,166,659	2,702,095	2,886,138	3,047,716
Average daily census(6)	4,407	5,936	7,383	7,907	8,350
Cash flows provided by operating activities	$18,732	$27,605	$47,124	$58,644	$34,886
Cash flows used in investing activities	$(975)	$(27,255)	$(41,170)	$(53,318)	$(29,444)
Cash flows provided by (used in) financing activities	$(2,724)	$4,983	$(19,387)	$(14,994)	$(13,053)

	As of December 31,
	2002	2003	2004	2005	2006
	(Dollars in thousands)

Balance Sheet Data:
Working capital	$51,498	$72,806	$63,259	$61,647	$69,798
Total assets	125,414	180,802	204,091	244,967	269,986
Total long-term debt, including current portion	274	17	14	9	3
Stockholders’ equity	100,933	144,725	162,080	167,298	179,596

(1)	Includes stock-based compensation of $685, $409, $287, $721 and $5,616 for the years ended December 31, 2002, 2003, 2004, 2005 and 2006, respectively.

(2)	Income (loss) from discontinued operations, net of income taxes, is related to the sale of the Salt Lake City hospice program in July of 2006.

(3)	Number of Medicare-certified hospice programs at end of each respective year.

(4)	Represents the total number of patients admitted into our hospice programs during the period.

(5)	Represents the total days of care provided to our patients during the period.

(6)	Represents the average number of patients for whom we provided hospice care each day during the period and is computed by dividing days of care by the number of days during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our selected consolidated financial and operating data and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

We are one of the largest providers of hospice care in the United States in terms of both average daily patient census and number of Medicare-certified hospice programs. Through the development of new hospice programs and a series of acquisitions, we now have 81 Medicare-certified hospice programs to serve patients and their families in 30 states. We operate all of our hospice programs through our operating subsidiaries. Our net patient service revenue of $409.8 million in 2006 represents an increase of 8.4% over net patient service revenue of $378.1 million in 2005, and an increase of 20.5% over net patient service revenue of $340.2 million in 2004. In 2004, 2005 and 2006, we reported net income of $35.0 million, $18.6 million and $19.7 million, respectively.

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

On August 11, 2005, we announced the adoption of another stock repurchase program in which we intended to repurchase up to $20.0 million of our common stock over a twelve-month period. The timing and the amount of any repurchase of shares during the twelve-month period was determined by management based on its evaluation of market conditions and other factors. We completed this stock repurchase program in August 2006 and repurchased an aggregate of 973,332 shares of our common stock at a total cost of $16.8 million (average cost of $17.30 per share). The stock repurchases were funded out of our working capital.

On November 21, 2006, we announced the adoption of a new stock repurchase program in which we intend to repurchase up to $10.0 million of our common stock. We intend to conduct the stock repurchase in the open market over the twelve month period beginning on November 21, 2006. The timing and the amount of any repurchase of shares during the twelve-month period will be determined by management based on its evaluation of market conditions and other factors. As of December 31, 2006, we had repurchased 742,206 shares of our common stock at a cost of $9.2 million (average cost of $12.41 per share). As of December 31, 2006, we had approximately 33.6 million shares outstanding. We may repurchase up to an additional $0.8 million of common stock under our stock repurchase program.

Developed Hospices

We have developed the following hospice programs since January 1, 2004:

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

During 2006, we received Medicare certification for our Miami, Florida hospice program operated by our wholly-owned not-for-profit subsidiary, Hospice of the Palm Coast, Inc. We also received Medicare certification for our Lubbock, Texas; Rockford, Illinois; Miami, Florida; Tyler, Texas; and Bryan-College Station, Texas hospice programs. We continued the development of hospice programs in Ventura County, California; Boston, Massachusetts; and Fort Wayne, Indiana.

Once a hospice becomes Medicare certified, the process is started to obtain Medicaid certification. This process takes approximately six months and varies from state to state.

Discontinued Operations

During the second quarter of 2006, we decided to sell our Salt Lake City, Utah hospice program (“SLC”), located in the Mountain region based on an ongoing strategic review of our hospice programs. The sale of SLC was completed in July 2006. Certain assets such as furniture/fixtures, equipment, computer hardware, leasehold improvements, prepaid expenses, office lease deposit and licenses were sold to the purchaser. Except for obligations under certain assumed contracts, no other liabilities were assumed by the purchaser. During the years ended December 31, 2005 and 2006, we recorded a loss of approximately $1.1 million and $1.0 million, respectively, net of taxes, or $0.03 per diluted share, which represents the operating losses from SLC and the write-down of certain assets for SLC during 2006. During the year ended December 31, 2004, we recorded income of approximately $1.2 million, net of taxes, or $0.03 per diluted share, which represents the operating income from SLC for 2004. These losses and income are included in discontinued operations for the respective periods.

Our results of operations and statistics for prior periods have been restated to reflect the reclassification of SLC to discontinued operations.

On January 29, 2007, we announced that we would exit the Tulsa, Oklahoma hospice market. On February 22, 2007, we sold our hospice program located in Tulsa, Oklahoma. The Tulsa hospice program incurred a pre-tax loss of approximately $0.8 million for the year ended December 31, 2006. We estimate that we will incur a pretax charge of approximately $0.3 million in the first quarter of 2007 related to the discontinuation of our Tulsa hospice program operation.

Acquisitions

We have acquired the following hospice programs since January 1, 2004:

During 2004, we acquired three hospice programs for a combined purchase price of $28.5 million. We financed our acquisitions in 2004 with cash generated from our operations.

During 2005, we acquired two hospice programs for a combined purchase price of $4.7 million. We financed our acquisitions in 2005 with cash generated from our operations.

During 2006, we acquired one hospice program for $25,000, which we integrated into one of our existing hospice programs. We financed this acquisition with cash generated from operations.

We accounted for these acquisitions as purchases.

As part of our ongoing acquisition strategy, we are continually evaluating other potential acquisition opportunities.

Goodwill from our hospice acquisitions was $98.2 million as of December 31, 2006, representing 54.7% of stockholders’ equity and 36.4% of total assets as of December 31, 2006. During 2001 and prior years, we amortized our goodwill over 20 years for acquisitions completed through June 30, 2001. We did not amortize goodwill for acquisitions subsequent to June 30, 2001 based on the provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are reviewed for impairment annually (during the fourth quarter) or more frequently if indicators arise. As of December 31, 2006, no impairment charges have been recorded. Other intangible assets continue to be amortized over their useful lives. See Note 2 to our consolidated financial statements.

The following table lists our acquisitions since January 1, 2004, and patient census data at acquisition:

Patient Census on
Hospice	Date of Acquisition

2004
Amarillo, Texas	204
Conroe, Texas	221
Tulsa, Oklahoma(1)	79
2005
Huntsville, Alabama	50
Santa Ana, California	50
2006
Douglas, Georgia(2)	12

(1)	Operations of our Tulsa, Oklahoma hospice program acquired in 2004 were integrated into our existing Tulsa, Oklahoma program. The Tulsa, Oklahoma hospice program was sold in February 2007.

(2)	Operations of the acquired hospice program were integrated into our existing Valdosta, Georgia program.

Net Patient Service Revenue

Net patient service revenue is the estimated net realizable revenue (exclusive of our provision for uncollectible accounts) from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered to our patients. To determine net patient service revenue, we adjust gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap contractual adjustments. Net patient service revenue also does not include charity care or the Medicaid room and board payments. (See “Item 1. Business — Overview of Government Payments”). We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 92.5%, 92.2% and 92.7% of our net patient service revenue for the years ended December 31, 2004, 2005 and 2006, respectively. Services provided under Medicaid programs represented approximately 4.1%, 4.9% and 4.4% of our net patient service revenue for the years ended December 31, 2004, 2005 and 2006, respectively. The payments we receive from Medicare and Medicaid are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.

The four main levels of care we provide are routine home care, general inpatient care, continuous home care and inpatient respite care. We also receive reimbursement for physician services, self-pay and non-governmental room and board. Routine home care is the largest component of our gross patient service revenue, representing 92.1%, 89.5% and 88.4% of gross patient service revenue for the years ended December 31, 2004, 2005 and 2006, respectively. General inpatient care represented 6.6%, 7.0% and 6.7% of gross patient service revenue for the years ended December 31, 2004, 2005 and 2006, respectively. Continuous home care represented 0.5%, 2.6% and 4.1% of gross patient service revenue for the years ended December 31, 2004, 2005 and 2006, respectively. Inpatient respite care and reimbursement for physician services, self pay and non-governmental room and board represents the remaining 0.8%, 0.9% and 0.8% of gross patient service revenue for these periods, respectively.

The principal factors that impact net patient service revenue are our average daily census, levels of care, annual changes in Medicare and Medicaid payment rates due to adjustments for inflation and estimated Medicare cap contractual adjustments. Average daily census is affected by the number of patients referred and admitted into our hospice programs and average length of stay of those patients once admitted. Average length of stay is impacted by patients’ decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay has increased from 82 days in 2005 to 86 days in 2006. This increase is related to a change in our patient diagnosis mix.

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

Expenses

Because payments for hospice services are primarily paid on a per diem basis, our profitability is largely dependent on our ability to manage the expenses of providing hospice services. We recognize expenses as incurred and classify expenses as either direct hospice care expenses or general and administrative expenses. Direct hospice care expenses primarily include direct patient care salaries, payroll taxes, employee benefits, pharmaceuticals, medical equipment and supplies, inpatient costs and reimbursement of mileage for our patient caregivers. Length of stay impacts our direct hospice care expenses as a percentage of net patient service revenue because, if lengths of stay decline, direct hospice care expenses, which are often highest during the earliest and latter days of care for a patient, are spread against fewer days of care. Expenses are generally higher during the earliest days because of increased labor expense to evaluate the patient and determine the medical and social services needs of the family. Expenses are normally higher during the last days of care because patients generally require greater hospice services including drugs, medical equipment and nursing care at that time due to their deteriorating medical condition. In addition, cost pressures resulting from the use of more expensive forms of palliative care, including drugs and drug delivery systems, and increasing direct patient care salaries and employee benefit costs will negatively impact our profitability.

For our patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, we contract with nursing homes for room and board services. The state must pay us, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95% of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. Under our standard nursing home contracts, we pay the nursing home for these room and board services at 100.0% of the Medicaid daily nursing home rate. We refer to these costs, net of Medicaid payments, as “nursing home costs, net.” See Note 1 to our consolidated financial statements.

General and administrative expenses primarily include non-patient care salaries, payroll taxes, employee benefits, office leases, professional fees and other operating costs.

The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for the periods indicated:

	Year Ended December 31,
	2004	2005	2006

Direct hospice care expenses:
Salaries, benefits and payroll taxes	32.7%	36.1%	39.7%
Pharmaceuticals	6.6	5.6	5.5
Medical equipment and supplies	5.8	5.6	5.4
Inpatient costs	2.6	3.0	2.5
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	5.8	6.2	6.6

Total	53.5%	56.5%	59.7%

General and administrative expenses:
Salaries, benefits and payroll taxes	16.5%	17.8%	18.3%
Stock-based compensation	0.1	0.2	1.4
Leases	2.6	2.9	3.1
Legal and accounting fees	0.7	1.4	1.2
Other (including insurance, recruiting, travel, telephone and printing)	7.2	6.9	6.6

Total	27.1%	29.2%	30.6%

Stock-Based Compensation Charges

For the years ended December 31, 2004 and 2005, stock-based compensation charges represent the difference between the exercise price of stock options granted and the deemed fair value of our common stock on the date of grant determined in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. For purposes of the period-to-period comparisons included in our results of operations, general and administrative expenses exclude these stock-based compensation charges, which are reflected as a separate line item. See Note 1 “Organization and Summary of Significant Accounting Policies — Stock-Based Compensation” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this method, stock compensation expense was recognized beginning January 1, 2006 for all share-based payments granted prior to, but not yet vested at January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and for all share-based payments granted subsequent to January 1, 2006 at the grant date fair value, using estimated forfeitures. Prior periods were not restated. We recognized $4.7 million in stock compensation expense related to SFAS 123R for the year ended December 31, 2006. We recognized approximately $0.5 million and $0.9 million in stock-based compensation expense related to grants of restricted stock awards for the years ended December 31, 2005 and 2006, respectively.

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

On December 8, 2005, these stock options had per share exercise prices equal to or in excess of the closing price of $19.48 per share of Common Stock as quoted on NASDAQ, and, accordingly, were “underwater.” We believed that, absent accelerated vesting, these underwater stock options do not serve to incentivize or retain employees. We expected that the accelerated vesting of these stock options would have a positive effect on employee morale, retention and perception of stock option value. The accelerated vesting would also eliminate the future compensation expense that we otherwise would have recognized in our consolidated statement of operations with respect to these options upon the adoption of SFAS 123R. The future expense that was eliminated as a result of the accelerated vesting of these stock options was approximately $5.9 million, or $3.6 million net of tax (of which approximately $3.8 million, or $2.3 million net of tax, is attributable to options held by our executive officers). See Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Provision for Income Taxes

Our provision for income taxes consists of current and deferred federal and state income tax expenses. We estimate that our effective tax rate will be approximately 36.1% during 2007. See Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations included elsewhere in this Annual Report on Form 10-K and require the application of significant judgment by us; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on our historical payment experience, our observance of trends in the industry and information available from other outside sources, as appropriate.

Net Patient Service Revenue and Allowance for Uncollectible Accounts

We report net patient service revenue at the estimated net realizable amounts (exclusive of our provision for uncollectible accounts) from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered to our patients. Regarding commercial, managed care and other payors, payments are subject to usual and customary rates. To determine net patient service revenue, we adjust gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap contractual adjustments. Net patient service revenue also does not include charity care or the Medicaid room and board payments. We recognize net patient service revenue in the month in which our services are delivered. Due to the complexity of the laws and regulations affecting Medicare and Medicaid, a reasonable possibility exists that recorded estimates could change by a material amount in the future.

We maintain a policy for reserving for uncollectible accounts. We calculate the allowance for uncollectible accounts based on a formula tied to the aging of accounts receivable by payor class. We also reserve for specific accounts that are determined to be uncollectible. Accounts are written off when all collection efforts are exhausted.

Medicare Regulation

The Medicare Cap.  Various provisions were included in the legislation creating the Medicare hospice benefit to manage the cost to the Medicare program for hospice, including the patient’s waiver of curative care requirement, the six-month terminal prognosis requirement and the Medicare payment caps. The Medicare hospice benefit includes two fixed annual caps on payment, both of which are assessed on a program-by-program basis. One cap is an absolute dollar amount; the other limits the number of days of inpatient care. None of our hospice programs exceeded the payment limits on general inpatient care services for the years ended December 31, 2004, 2005 and 2006. The caps are calculated from November 1 through October 31 of each year.

Dollar Amount Cap.  The Medicare revenue paid to a hospice program from November 1 to October 31 of the following year may not exceed the annual cap amount which is calculated by using the following formula: the product of the number of admissions to the program by patients who are electing to receive their Medicare hospice benefit for the first time, multiplied by the Medicare cap amount, which for the November 1, 2005 through October 31, 2006 Medicare fiscal year is $20,585. The Medicare cap amount is reduced proportionately for patients who transferred in or out of our hospice services. The Medicare cap amount is annually adjusted for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. The Medicare cap amount for the November 1, 2006 through October 31, 2007 cap year has not yet been announced by the Medicare program. We currently estimate the Medicare cap amount to be approximately $21,244 for the Medicare cap year ending October 31, 2007. The following table shows the Medicare cap amount for the past three years and the estimated amount for the current year.

The following table shows the amounts accrued and paid for the Medicare cap contractual adjustments for the years ended December 31, 2004, 2005 and 2006, respectively:

	Accrued Medicare Cap Contractual Adjustments
	Year ending December 31,
	2004		2005		2006
	(in thousands)

Beginning balance — accrued Medicare cap contractual adjustments	$1,244		$2,915		$14,883
Medicare cap contractual adjustments	2,018		9,554	(1)	15,423	(2)
Medicare cap contractual adjustments — discontinued operations	72	(3)	2,414	(3)	1,041	(3)
Payments to Medicare fiscal intermediaries	(419)		0		(1,983)
Reclassification to accounts payable	0		0		(2,685	)(4)

Ending balance — accrued Medicare cap contractual adjustments	$2,915		$14,883		$26,679	(5)

(1)	On August 26, 2005, the Centers for Medicare & Medicaid Services (“CMS”) issued Change Request Transmittal 663 publishing the final Medicare per beneficiary cap amount of $19,778 for the 2005 Medicare cap year ended October 31, 2005 and indicated that the cap amount for the 2004 Medicare cap year ended

October 31, 2004 was incorrectly computed. This cap amount was lower than the estimated cap amount that we used for 2005 due to CMS’s error in computing the cap amount for the 2004 Medicare cap year. As a result, the 2005 accrued Medicare cap contractual adjustment of $9.6 million includes $1.0 million for the lower 2005 Medicare cap amount and an additional $1.1 million for the 2003 and 2004 Medicare cap years for the estimated impact of the revised cap amounts.

(2)	Includes additional accrual of $3.8 million related to the 2005 Medicare cap year.

42.1

(3)	Medicare cap contractual adjustments reclassified to discontinued operations are related to the Salt Lake City hospice program which was sold in July 2006.

(4)	Amounts were reclassified from accrued Medicare cap contractual adjustments to accounts payable in December 2006 and were paid in January 2007 to the Medicare fiscal intermediary.

(5)	An additional $4.4 million of the accrued Medicare cap contractual adjustments was paid to the Medicare fiscal intermediary in February 2007.

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

Insurance Risks

General and professional liability costs for the healthcare industry have increased and become more difficult to estimate. In addition, insurance coverage for patient care liabilities and other risks has become more difficult to obtain. Insurance carriers often require companies to increase their liability retention levels and pay higher policy premiums for reduced coverage. Hired and non-owned auto liability costs are a significant risk area for us, because almost all of our services are provided where our patients reside rather than in facilities that we operate. We require our employees to maintain the state required minimum liability coverage on their vehicles. Our current hired and non-owned auto liability coverage has a deductible of $1.0 million per claim. We continue to evaluate options to address this insurance risk area, however, we cannot assure you that we will be able to find cost effective insurance coverage to address this insurance risk area. In our consolidated financial statements, we reserve for potential contingencies associated with the uninsured portion of our general and professional liability risks and hired and non-owned auto liability risks, based on our experience, consultation with our attorneys and insurers and our existing insurance coverage.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable assets acquired in an acquisition. Under the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), we review goodwill for impairment annually during the fourth quarter or more frequently if indicators arise. We determine the fair value of the reporting units, which are our reportable business segments (see Note 2 to our consolidated financial statements), using multiples of net patient service revenue. If the fair value of the reporting unit is less than the carrying value, then an indication of impairment exists. The amount of the impairment would be the difference between the carrying amount of the goodwill and the fair value of the goodwill. No impairment charges have been recorded as of December 31, 2006. We cannot predict that we will not incur impairment charges in the future or whether any impairment charges recorded will negatively impact our results of operations or financial position in the future.

Results of Operations

The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the periods indicated.

	Year Ended December 31,
	2004	2005	2006

Net patient service revenue	100%	100%	100%
Operating expenses:
Direct hospice care	53.5	56.5	59.7
General and administrative	27.1	29.2	30.6
Government settlement	—	3.4	—
Provision for uncollectible accounts	2.3	1.1	1.1
Depreciation and amortization	1.2	1.2	1.4

	84.1	91.4	92.8

Income from continuing operations before other income (expense)	15.9	8.6	7.2
Other income (expense), net	0.1	0.3	0.6

Income from continuing operations before provision for income taxes	16.0	8.9	7.8
Provision for income taxes	6.1	3.7	2.8

Income from continuing operations	9.9	5.2	5.0
Income (loss) from discontinued operations, net of income taxes	0.4	(0.3)	(0.2)

Net income	10.3%	4.9%	4.8%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table summarizes and compares our results of operations for the years ended December 31, 2005 and 2006, respectively:

	Year Ended December 31,
	2005	2006	$ Change	% Change
	(In thousands, except % change)

Net patient service revenue	$378,073	$409,831	$31,758	8.4%
Operating expenses:
Direct hospice care	213,655	244,782	31,127	14.6%
General and administrative	110,480	125,111	14,631	13.2%
Government settlement	13,000	—	(13,000)	—
Provision for uncollectible accounts	4,222	4,685	463	11.0%
Depreciation and amortization	4,433	5,551	1,118	25.2%

	345,790	380,129	34,339	9.9%
Income from continuing operations before other income (expense)	32,283	29,702	(2,581)	(8.0)%
Other income (expense)	1,143	2,389	1,246	109.0%
Income from continuing operations before provision for income taxes	33,426	32,091	(1,335)	(4.0)%
Provision for income taxes	13,810	11,360	(2,450)	(17.7)%

Income from continuing operations	19,616	20,731	1,115	5.7%
Loss from discontinued operations, net of income taxes	(1,060)	(1,002)	58	5.5%
				—

Net income	$18,556	$19,729	$1,173	6.3%

Net Patient Service Revenue

Net patient service revenue increased $31.8 million, or 8.4%, from $378.1 million to $409.8 million for the years ended December 31, 2005 and 2006, respectively. This increase was due primarily to an increase in average daily census of 443, or 5.6%, from 7,907 patients for the year ended December 31, 2005 to 8,350 patients for the year ended December 31, 2006, which resulted in increased billable days of approximately of 161,578. Net patient service revenue per day of care was $131.00 and $134.47 for the year ended December 31, 2005 and 2006, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services of approximately 3.4% and an increase in continuous care revenues resulting from a shift in our level of care mix. As a percentage of gross revenue, continuous home care increased from 2.6% for the year ended December 31, 2005 to 4.1% for the year ended December 31, 2006. Continuous home care gross revenue had an average gross revenue per day of $489 for the year ended December 31, 2006. The increase in net patient service revenue was offset by the Medicare cap contractual adjustment of $9.6 million and $15.4 million for the year ended December 31, 2005 and 2006, respectively. The Medicare cap contractual adjustment for the year ended December 31, 2005 included $1.0 million due to CMS’s correction to the Medicare hospice per beneficiary cap amount for the Medicare cap year ended October 31, 2005 and $1.1 million for the estimated impact of potential revisions to the Medicare hospice per beneficiary cap amount for the Medicare cap years ended October 31, 2003 and 2004. The Medicare cap contractual adjustment for the year ended December 31, 2006 includes an additional accrual of $3.8 million for 2005. Medicare revenues represented 92.2% and 92.7% of our net patient service revenue for the year ended December 31, 2005 and 2006, respectively. Medicaid revenues represented 4.9% and 4.4% of our net patient service revenue for the year ended December 31, 2005 and 2006, respectively.

Direct Hospice Care Expenses

Direct hospice care expenses increased $31.1 million, or 14.6%, from $213.7 million for the year ended December 31, 2005 to $244.8 million for the year ended December 31, 2006. Salaries, benefits and payroll tax expense increased $26.4 million, or 19.4%, from $136.4 million for the year ended December 31, 2005 to $162.8 million for the year ended December 31, 2006. This increase was primarily due to a significant growth in continuous home care revenues that requires more labor hours, average annual salary increases of approximately 4.0% compared to the prior year and additional employees to accommodate additional patient census growth at our existing hospice programs and our new hospice programs. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 36.1% to 39.7% for the year ended December 31, 2005 and 2006, respectively. Other direct hospice care expense increased $4.0 million, or 16.9%, from $23.4 million for the year ended December 31, 2005 to $27.4 million for the year ended December 31, 2006. This increase was primarily due to increases in employee mileage expense, contracted services and medical director fees. As a percentage of net patient service revenue, other direct hospice care expense increased from 6.2% to 6.6% for the year ended December 31, 2005 and 2006, respectively. As a percentage of net patient service revenue, total direct hospice care expenses increased from 56.5% to 59.7% for the year ended December 31, 2005 and 2006, respectively, due primarily to the increases in salaries, benefits and payroll taxes.

General and Administrative Expenses

General and administrative expenses increased $14.6 million, or 13.2%, from $110.5 million for the year ended December 31, 2005 to $125.1 million for the year ended December 31, 2006. Salaries, benefits and payroll tax expense increased $7.7 million, or 11.4%, from $67.4 million for the year ended December 31, 2005 to $75.1 million for the year ended December 31, 2006. This increase was primarily due to average annual salary increases of approximately 4.0% and the hiring of additional Support Center personnel. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 17.8% to 18.3% for the year ended December 31, 2005 and 2006, respectively. Stock-based compensation increased $4.9 million, or 678.9%, from $0.7 million to $5.6 million for the years ended December 31, 2005 and 2006, respectively. This increase is due primarily to the recording of compensation expense associated with unvested employee stock options and restricted stock awards in accordance with SFAS 123R, which was adopted by us on January 1, 2006. Lease expense related to office leases increased $2.0 million, or 18.3%, from $10.8 million for the year ended December 31, 2005 to $12.8 million for the year ended December 31, 2006 due primarily to new and additional office leases for hospice programs, including new alternate delivery sites. As a percentage of net patient service revenue, total general and administrative expenses increased from 29.2% to 30.6% for the years ended December 31, 2005 and 2006, respectively, due primarily to the increases in salaries, benefits and payroll tax expense and stock-based compensation.

Government Settlement

We recorded a charge of $13.0 million during the year ended December 31, 2005 to recognize our estimated financial liability related to the anticipated settlement with the DOJ to resolve the civil investigation that focused primarily on patient admissions, retention and discharges. Payment of the settlement was made in July of 2006. See Note 14 to our consolidated financial statements.

Provision for Uncollectible Accounts

Provision for uncollectible accounts increased $0.5 million, or 11.0%, from $4.2 million to $4.7 million for the years ended December 31, 2005 and 2006, respectively, due to an increase in the number of additional development requests (“ADRs”) from our Medicare fiscal intermediaries, which resulted in an increase in denials and additional write-offs of patient accounts. As a percentage of net patient service revenue, our provision for uncollectible accounts was 1.1% for each of the years ended December 31, 2005 and 2006.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.2 million, or 25.2%, from $4.4 million to $5.6 million for the years ended December 31, 2005 and 2006, respectively. This increase is due to an increase in depreciation expense related to inpatient unit development and the new billing system. As a percentage of net patient service revenue, depreciation and amortization expense increased from 1.2% for the year ended December 31, 2005 to 1.4% for the year ended December 31, 2006, respectively.

Other Income (Expense)

Other income (expense) increased $1.3 million, or 109.0%, from $1.1 million to $2.4 million for the years ended December 31, 2005 and 2006, respectively. Interest income increased $1.3 million, or 92.1%, from $1.3 million to $2.6 million for the years ended December 31, 2005 and 2006, respectively, due to the average amount of cash invested increasing by approximately $20.3 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. Interest expense is primarily associated with the unused facility fee and amortization of deferred costs related to the revolving line of credit. See Note 11 to our consolidated financial statements.

Provision for Income Taxes

Provision for income taxes from continuing operations was $13.8 million and $11.4 million for the years ended December 31, 2005 and 2006, respectively. We had an effective income tax rate of approximately 41.3% and 35.4% for the years ended December 31, 2005 and 2006, respectively. The 2006 effective income tax rate is lower due to a decrease in our 2006 state tax rates and a 2006 federal tax credit related to Hurricane Katrina and due to the estimated partial deductibility of our 2005 settlement with the DOJ that increased our effective income tax rate for 2005. See Note 12 to our consolidated financial statements.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following table summarizes and compares our results of operations for the years ended December 31, 2004 and 2005, respectively:

	Year Ended December 31,
	2004	2005	$ Change	% Change
	(In thousands, except % change)

Net patient service revenue	$340,180	$378,073	$37,893	11.1%
Operating expenses:
Direct hospice care	182,147	213,655	31,508	17.3%
General and administrative	92,248	110,480	18,232	19.8%
Government settlement	—	13,000	13,000	—
Provision for uncollectible accounts	7,747	4,222	(3,525)	(45.5)%
Depreciation and amortization	3,951	4,433	482	12.2%

	286,093	345,790	59,697	20.9%
Income from continuing operations before other income (expense)	54,087	32,283	(21,804)	(40.3)%
Other income (expense)	241	1,143	902	374.3%
Income from continuing operations before provision for income taxes	54,328	33,426	(20,902)	(38.5)%
Provision for income taxes	20,575	13,810	(6,765)	(32.9)%

Income from continuing operations	33,753	19,616	(14,137)	(41.9)%
Income (loss) from discontinued operations, net of income taxes	1,243	(1,060)	(2,303)	(185.3)%

Net income	$34,996	$18,556	$(16,440)	(47.0)%

Net Patient Service Revenue

Net patient service revenue increased $37.9 million, or 11.1%, from $340.2 million to $378.1 million for the years ended December 31, 2004 and 2005, respectively. This increase was due primarily to an increase in average daily census of 524, or 7.1%, from 7,383 patients for the year ended December 31, 2004 to 7,907 patients for the year ended December 31, 2005, which resulted in increased billable days of approximately of 184,043. Net patient service revenue per day of care was $125.89 and $131.00 for the year ended December 31, 2004 and 2005, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services of approximately 3.7% and an increase in general inpatient and continuous care revenues resulting from a shift in our level of care mix. As a percentage of gross revenue, general inpatient care and continuous home care increased from 6.6% and 0.5%, respectively, for the year ended December 31, 2004 to 7.0% and 2.6%, respectively, for the year ended December 31, 2005. General inpatient care and continuous home care gross revenue had an average gross revenue per day of $596 and $452, respectively, for the year ended December 31, 2005. The increase in net patient service revenue was offset by the Medicare cap contractual adjustment of $2.0 million and $9.6 million for the year ended December 31, 2004 and 2005, respectively. The Medicare cap contractual adjustment for the year ended December 31, 2005 includes $1.0 million due to CMS’s correction to the Medicare hospice per beneficiary cap amount for the Medicare cap year ended October 31, 2005 and $1.1 million for the estimated impact of potential revisions to the Medicare hospice per beneficiary cap amount for the Medicare cap years ended October 31, 2003 and 2004. Medicare revenues represented 92.5% and 92.2% of our net patient service revenue for the year ended December 31, 2004 and 2005, respectively. Medicaid revenues represented 4.1% and 4.9% of our net patient service revenue for the year ended December 31, 2004 and 2005, respectively.

Direct Hospice Care Expenses

Direct hospice care expenses increased $31.5 million, or 17.3%, from $182.1 million for the year ended December 31, 2004 to $213.7 million for the year ended December 31, 2005. Salaries, benefits and payroll tax expense increased $25.0 million, or 22.4%, from $111.4 million for the year ended December 31, 2004 to $136.4 million for the year ended December 31, 2005. This increase was primarily due to a significant growth in continuous home care revenues which require more labor hours, average annual salary increases of 3.0% to 4.0% compared to the prior year and additional employees to accommodate additional patient census growth at our existing hospice programs and our new hospice programs. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 32.7% to 36.1% for the year ended December 31, 2004 and 2005, respectively. Other direct hospice care expense increased $4.1 million, or 21.3%, from $19.3 million for the year ended December 31, 2004 to $23.4 million for the year ended December 31, 2005. This increase was primarily due to increases in employee mileage expense, contracted services and medical director fees. As a percentage of net patient service revenue, other direct hospice care expense increased from 5.8% to 6.2% for the year ended December 31, 2004 and 2005, respectively. Inpatient costs increased $2.5 million, or 27.4%, from $9.0 million for the year ended December 31, 2004 to $11.5 million for the year ended December 31, 2005. This increase was primarily due to the increase in general inpatient care revenue. As a percentage of net patient service revenue, inpatient costs increased from 2.6% to 3.0% for the year ended December 31, 2004 and 2005, respectively. Pharmacy expense decreased $1.3 million, or 5.8%, from $22.6 million for the year ended December 31, 2004 to $21.3 million for the year ended December 31, 2005 as a result of our electronic data collection and claims adjudication system which allows us to track pharmacy utilization in our hospice programs and manage our pharmacy costs more efficiently. As a percentage of net patient service revenue, pharmacy expenses decreased from 6.6% to 5.6% for the year ended December 31, 2004 and 2005, respectively. As a percentage of net patient service revenue, total direct hospice care expenses increased from 53.5% to 56.5% for the year ended December 31, 2004 and 2005, respectively, due primarily to the increases in salaries, benefits and payroll taxes.

General and Administrative Expenses

General and administrative expenses increased $18.2 million, or 19.8%, from $92.2 million for the year ended December 31, 2004 to $110.4 million for the year ended December 31, 2005. Salaries, benefits and payroll tax expense increased $11.1 million, or 19.8%, from $56.3 million for the year ended December 31, 2004 to $67.4 million for the year ended December 31, 2005. This increase was primarily due to average annual salary increases of 3.0% to 4.0%, and the hiring of additional billing coordinators and CERs at the hospice program level to support our business operations. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 16.5% to 17.8% for the year ended December 31, 2004 and 2005, respectively. Legal and accounting fees increased $2.9 million, or 128.0%, from $2.3 million for the year ended December 31, 2004 to $5.2 million for the year ended December 31, 2005 due primarily to legal costs incurred related to the DOJ investigation, the class action securities litigation and the shareholder derivative litigation. See Note 14 to our consolidated financial statements. Lease expense related to office leases increased $1.8 million, or 19.6%, from $9.0 million for the year ended December 31, 2004 to $10.8 million for the year ended December 31, 2005 due primarily to new and additional office leases for hospice programs. As a percentage of net patient service revenue, total general and administrative expenses increased from 27.1% to 29.2% for the years ended December 31, 2004 and 2005, respectively, due primarily to the increases in salaries, benefits and payroll tax expense, legal fees and lease expense.

Government Settlement

We recorded a charge of $13.0 million during the year ended December 31, 2005 to recognize our estimated financial liability related to the anticipated settlement with the DOJ to resolve the civil investigation that focused primarily on patient admissions, retention and discharges. Payment of the settlement was made in July of 2006 after the negotiation and approval of a definitive settlement agreement with the DOJ and a definitive corporate integrity agreement with the OIG. See Note 14 to our consolidated financial statements.

Provision for Uncollectible Accounts

Provision for uncollectible accounts decreased $3.5 million, or 45.5%, from $7.7 million to $4.2 million for the years ended December 31, 2004 and 2005, respectively, due to an improvement in the aging of accounts receivable, specifically, the reduction in accounts receivable greater than 120 days old and a reduction in the number of ADR’s from the Medicare fiscal intermediaries, which ultimately resulted in a reduction of denials and less write-offs of patient accounts. As a percentage of gross accounts receivable, accounts receivable greater than 120 days old decreased from 21.8% as of December 31, 2004 to 8.9% as of December 31, 2005. As a percentage of net patient service revenue, our provision for uncollectible accounts decreased from 2.3% for the year ended December 31, 2004 to 1.1% for the year ended December 31, 2005.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $0.5 million, or 12.2%, from $3.9 million to $4.4 million for the years ended December 31, 2004 and 2005, respectively. As a percentage of net patient service revenue, depreciation and amortization expense was 1.2% for both years ended December 31, 2004 and 2005, respectively.

Other Income (Expense)

Other income (expense) increased $0.9 million, or 374.3%, from $0.2 million to $1.1 million for the years ended December 31, 2004 and 2005, respectively. Interest income increased $1.0 million, or 273.9%, from $0.4 million to $1.3 million for the years ended December 31, 2004 and 2005, respectively, due to the average amount of cash invested increasing by approximately $23.8 million for the year ended December 31, 2005, compared to the year ended December 31, 2004. Interest expense increased $80,000, or 67.8%, from $118,000 to $198,000 for the years ended December 31, 2004 and 2005, respectively. Interest expense is primarily associated with the unused facility fee and amortization of deferred costs related to the revolving line of credit. See Note 11 to our consolidated financial statements.

Provision for Income Taxes

Provision for income taxes from continuing operations was $20.6 million and $13.8 million for the years ended December 31, 2004 and 2005, respectively. We had an effective income tax rate of approximately 37.9% and 41.3% for the years ended December 31, 2004 and 2005, respectively. The 2005 effective income tax rate is higher due primarily to the non-deductibility of an estimated portion of the government settlement amount. See Note 12 to our consolidated financial statements.

Liquidity and Capital Resources

Our principal liquidity requirements are for the Medicare cap contractual adjustments, acquisition and implementation of a new integrated billing, clinical management and electronic medical records system, stock repurchases program, working capital, new hospice program and inpatient development, hospice acquisitions, debt service and other capital expenditures. We finance these requirements primarily with existing funds, cash flows from operating activities, operating leases, and normal trade credit terms. As of December 31, 2006, we had cash and cash equivalents of $7.6 million and working capital of $69.8 million. At such date, we also had short-term investments of $62.4 million.

Net cash provided by operating activities was $47.1 million, $58.6 million and $34.9 million for the years ended December 31, 2004, 2005 and 2006, respectively. The increase in cash provided by operations in 2005 was primarily attributable to the net income generated during the year, increases in non-cash charges and changes in working capital. The decrease in cash provided by operations in 2006 was primarily due to the $13.0 million payment related to the DOJ settlement which was paid in July 2006. Our days outstanding in accounts receivable has decreased from 49 days as of December 31, 2004 to 44 days as of December 31, 2005 and increased to 45 days as of December 31, 2006. The accrued Medicare cap contractual adjustment has increased from $2.9 million as of December 31, 2004 to $26.7 million as of December 31, 2006. Payments of $0.4 million and $2.0 million were made related to the Medicare cap contractual adjustments during the years ended December 31, 2004 and 2006, respectively. No payments were made for the Medicare cap contractual adjustments during the year ended

December 31, 2005. Subsequent to December 31, 2006 and as of March 1, 2007, payments of $7.1 million have been made to Medicare related to the Medicare cap.

Net cash used in investing activities of $41.2 million, $53.3 million and $29.4 million for the years ended December 31, 2004, 2005 and 2006, respectively, consisted primarily of cash paid to purchase hospice programs, procurement of licenses, property and equipment and to purchase short-term investments. We have also paid cash of $2.2 million and $2.4 million for the years ended December 31, 2005 and 2006, respectively, for software and hardware costs related to the new integrated billing, clinical management and electronic medical records system. We expect to pay an estimated $0.3 million, $3.2 million and $2.2 million for hardware and software costs related to the new billing system for the years ending December 31, 2007, 2008 and 2009, respectively. These estimated costs include all amounts due under contractual obligations and estimated costs that are not included under any contractual agreements.

Net cash used in financing activities was $19.4 million, $15.0 million and $13.1 million for the years ended December 31, 2004, 2005 and 2006, respectively, and principally represented proceeds from the issuance of common stock, net of payments related to our stock repurchase programs for the years ended December 31, 2004, 2005 and 2006. See Note 3 to our consolidated financial statements.

On May 14, 2004, we entered into a credit agreement with General Electric Capital Corporation (as amended on November 1, 2004, February 22, 2006, September 29, 2006 and October 19, 2006, the “Credit Agreement”) that provides us with a $20.0 million revolving line of credit, subject to three separate $10.0 million increase options. The revolving line of credit will be used, if necessary, to fund future acquisitions, working capital, capital expenditures and general corporate purposes. Borrowings outstanding under the revolving line of credit will bear interest at our option either at (a) LIBOR plus 2.5% or [b] 0.5% plus the higher of [i}the prime rate or [ii] 50 basis points over the federal funds rate. The revolving line of credit expires May 14, 2007. Upon its termination, we expect to enter into a new credit agreement. The revolving line of credit has an unused facility fee of 0.375% per annum. No amounts have been drawn on the revolving line of credit as of December 31, 2006. The revolving line of credit is secured by substantially all of our and our subsidiaries’ existing and after-acquired personal property assets and all after-acquired real property assets. We and our subsidiaries are subject to affirmative and negative covenants under the Credit Agreement. As of December 31, 2006, we were in compliance with all covenants under the Credit Agreement.

We reached an agreement in principle with the DOJ in February 2006 to permanently settle for $13.0 million its investigation of certain of our patient certification, patient referral and coordination of benefits practices. Final resolution and approval of a definitive settlement and corporate integrity agreements were completed in July 2006. We also paid the $13.0 million settlement pursuant to the settlement agreement on July 11, 2006. See Note 14 to our consolidated financial statements.

We expect that our principal liquidity requirements will be for Medicare cap contractual adjustments, acquisition and implementation of a new integrated billing, clinical management and electronic medical records system, stock repurchases, working capital, new hospice program and inpatient development, hospice acquisitions, debt service and other capital expenditures. We expect that our existing funds, cash flows from operating activities, operating leases, normal trade credit terms, our existing revolving line of credit under the Credit Agreement and any new credit agreement entered into upon the expiration of our current Credit Agreement will be sufficient to fund our principal liquidity requirements for at least 12 months following the date of this Annual Report on Form 10-K. If we are unable to enter into a new credit agreement on satisfactory terms, then our ability to fund our principal liquidity requirements could be negatively impacted. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including receipt of payments for our services, changes in the Medicare per beneficiary cap amount, changes in Medicare payment rates, regulatory changes and compliance with new regulations, expense levels, capital expenditures, development of new hospices and acquisitions, government and private party legal proceedings and investigations and our ability to enter into a new credit agreement on satisfactory terms to us.

Contractual Obligations

We have various contractual obligations as of December 31, 2006 that could impact our liquidity as summarized below:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Long-Term Debt	$3	$2	$1	$—	$—
Software License Fees	1,087	723	364	—	—
New Billing System	2,283	2,283	—	—	—
Building Construction Projects	3,053	3,053	—	—	—
Operating Leases	35,810	10,184	13,648	6,915	5,063

Total Contractual Obligations	$42,236	$16,245	$14,013	$6,915	$5,063

Off-Balance Sheet Arrangements

As of December 31, 2006, we do not have any off-balance sheet arrangements.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The cumulative effect of applying the provisions of FIN 48 would be reported as an adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. We adopted FIN 48 on January 1, 2007 and anticipate that certain immaterial amounts recorded in deferred tax liabilities for uncertain tax positions will be reclassified to other liabilities. We do not anticipate any material adjustments to the opening balance of retained earnings. FIN 48 also requires additional disclosures with respect to reserves related to tax uncertainties.

In September 2006, the Financial Accounting Standards Board issued statement No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. We have not yet determined the impact of SFAS 157 on our financial condition and results of operations.

Payment, Legislative and Regulatory Changes

We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could materially adversely affect our net patient service revenue and profitability. For the year ended December 31, 2006, Medicare and Medicaid services constituted 92.7% and 4.4% of our net patient service revenue, respectively.

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

Our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006, and based on such evaluation have concluded that such disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s management, with the supervision and participation of our Chief Executive Officer and the Chief Financial Officer, has concluded that there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 54 hereof.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Odyssey HealthCare, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that Odyssey HealthCare, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Odyssey HealthCare, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Odyssey HealthCare, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Odyssey HealthCare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Odyssey HealthCare, Inc. as of December 31, 2005 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our report dated March 7, 2007, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Dallas, Texas
March 7, 2007

Item 9A(T).	Controls and Procedures

Not applicable.

Item 9B.	Other Information

All information required to be disclosed by us in a Current Report on Form 8-K during the fourth quarter of the year ended December 31, 2006, has previously been reported on a Form 8-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information set forth under the headings “Proposal One — Election of Class III Directors,” “Directors,” “Corporate Governance — Standing Committees of our Board,” “Corporate Governance — Director Nomination Process,” “Corporate Governance — Code of Ethics,” “Corporate Governance — Our Board,” “Executive Officers” and “Stock Ownership Matters — Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth under the headings “Corporate Governance — Standing Committees of our Board — Compensation Committee,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the heading “Stock Ownership Matters — Security Ownership of Principal Stockholders and Management” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Equity-Based Compensation Plans.  The following table provides information, as of December 31, 2006, about our common stock that may be issued upon the exercise of options or vesting of restricted stock awards under the Odyssey HealthCare, Inc. Stock Option Plan and the 2001 Equity-Based Compensation Plan.

EQUITY COMPENSATION PLAN INFORMATION

	(a)			(c)
	Number of Securities			Number of Securities
	to be Issued		(b)	Remaining Available
	Upon Exercise of		Weighted-Average	for Future Issuance
	Outstanding Options,		Exercise Price of	Under Equity Compensation
	Warrants, Awards		Outstanding Options,	Plans (Excluding Securities
Plan Category	and Rights		Warrants, and Rights	Reflected in Column(a))
(In thousands, except average exercise price)

Equity Compensation Plans Approved by Stockholders	4,130	(1)	$16.79	1,080
Equity Compensation Plans Not Approved by Stockholders	—		—	—

Total	4,130		$16.79	1,080

(1)	Includes 87,500 unvested restricted stock awards granted to certain executive officers on November 18, 2004, 72,000 unvested restricted stock awards granted to certain employees on October 4, 2005 and 118,130 unvested restricted stock units awarded to certain executive officers on December 20, 2006. Restricted stock awards and restricted stock units are not included in the calculation of the weighted-average exercise price since there is no exercise price attached to the award.

Item 13.	Certain Relationships and Related Transactions

The information set forth under the headings “Transactions With Related Persons” and “Corporate Governance — Our Board — Board Size; Director Independence” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the heading “Audit Committee Matters — Fees Paid to Independent Auditors” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

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

(3) The following documents are filed or incorporated by reference as exhibits to this Annual Report on Form 10-K:

Exhibit
Number			Description

3.1		—	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Odyssey HealthCare, Inc’s (the “Company”) Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Securities and Exchange Commission (the “Commission”) on September 13, 2001)
3.2		—	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
4.1		—	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on August 2, 2001)
4.2		—	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
4.3		—	Rights Agreement (the “Rights Agreement”) dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the Commission on December 8, 2001)
4.4		—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))
10	.1.1	—	Credit Agreement, dated May 14, 2004, among Odyssey HealthCare Operating A, LP, Odyssey HealthCare Operating B, LP and Hospice of the Palm Coast, Inc. as borrowers, Odyssey HealthCare Inc. as a credit party and the other credit parties signatory thereto, General Electric Capital Corporation as agent and lender, and the other lenders signatory thereto from to time (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 26, 2004)
10	.1.2	—	Consent and Amendment No. 1 to Credit Agreement dated November 1, 2004. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2004)
10	.1.3	—	Waiver and Amendment No. 2 Credit Agreement, dated February 22, 2006, among Odyssey HealthCare, Inc. as a credit party, General Electric Capital Corporation as agent and lender (incorporated by Reference to Exhibit 10.1 to the company’s Current Report on Form 8-K as filed with the Commission on February 27, 2006)
10	.1.4	—	Consent, Waiver and Amendment No. 3 to Credit Agreement, Dated September 29, 2006, by and among General Electric Capital Corporation, a Delaware corporation, individually as sole Lender And as Agent for the Lenders, Odyssey HealthCare Operating A, LP, A Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, and the other Credit Parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on October 4, 2006)

Exhibit
Number			Description

10	.1.5	—	Consent and Amendment No. 4 to Credit Agreement, dated October 19, 2006, by and among General Electric Capital Corporation, a Delaware (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on October 25, 2006)
10	.2†	—	Employment Agreement, dated as of October 11, 2005, by and between Odyssey HealthCare, Inc. and Robert A. Lefton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on October 12, 2005)
10	.3†	—	Employment Agreement, dated as of August 1, 2005, by and between Odyssey HealthCare, Inc. and Brenda A. Belger (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2005)
10	.4†	—	Employment Agreement, dated as of August 1, 2005, by and between Odyssey HealthCare, Inc. and W. Bradley Bickham (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2005)
10	.5†	—	Second Amended and Restated Employment Agreement, dated as of August 1, 2005, by and between Odyssey HealthCare, Inc. and Douglas B. Cannon (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2005)
10	.6†	—	Employment Agreement, dated as of August 1, 2005, by and between Odyssey HealthCare, Inc. and Deborah A. Hoffpauir (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2005)
10	.7†	—	Employment Agreement, dated as of August 1, 2005, by and between Odyssey HealthCare, Inc. and Kathleen A. Ventre (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2005)
10	.8†	—	Employment Agreement, dated as of January 16, 2006, by and Between Odyssey HealthCare, Inc. and Woodrin Grossman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 20, 2006)
10	.9†	—	Employment Agreement by and between Odyssey HealthCare, Inc. And R. Dirk Allison, dated October 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on October 30, 2006)
10	.10†	—	Agreement by and among Odyssey HealthCare, Inc. and Richard R. Burnham, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 5, 2007)
10	.11.1†	—	Odyssey HealthCare, Inc. Stock Option Plan (the “Stock Option Plan”) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10	.11.2†	—	First Amendment to the Stock Option Plan, dated January 31, 2001 (incorporated by reference to Exhibit 10.5.2 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)
10	.12.1†	—	2001 Equity-Based Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)
10	.12.2†	—	First Amendment to the 2001 Equity-Based Compensation Plan, dated May 5, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission On May 5, 2005)
10	.12.3†	—	Second Amendment to the 2001 Equity-Based Compensation Plan, dated May 5, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 8, 2005)
10	.12.4†	—	Form of Restricted Stock Award Agreement pursuant to the 2001 Equity — Based Compensation Plan Management Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 12, 2005)
10	.12.5†	—	Odyssey HealthCare, Inc. Equity-Based Compensation Plan Management Stock Option Agreement, dated October 11, 2005, by and between Odyssey HealthCare, Inc. and Robert A. Lefton (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on October 12, 2005)

Exhibit
Number			Description

10	.12.6†	—	Form of Restricted Stock Unit Award Agreement under the Odyssey HealthCare Inc. 2001 Equity Based Compensation Plan — Time Based RSU Award (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 26, 2007)
10	.12.7†	—	Form Restricted Stock Unit Award Agreement under the Odyssey HealthCare Inc. 2001 Equity Based Compensation Plan — Additional Incentive Based RSU Award (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 26, 2007)
10	.13.1	—	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)
10	.13.2	—	First Amendment to Employee Stock Purchase Plan, dated March 6, 2002 (incorporated by reference to Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K as filed with the Commission on March 20, 2002)
10	.14†	—	Form of Indemnification Agreement between Odyssey HealthCare, Inc. and its directors and officers (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10	.15.1	—	Promissory Note and Warrant Purchase Agreement, dated May 22, 1998, by and among Odyssey HealthCare, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10	.15.2	—	Form of Warrant, dated May 22, 1998 (incorporated by reference to Exhibit 10.10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10	.15.3	—	First Amendment to Warrants, dated December 6, 2000 (incorporated by reference to Exhibit 10.10.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on August 2, 2001)
10	.16†	—	Separation Agreement and Release, dated January 19, 2005, between David C. Gasmire and Odyssey HealthCare, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 9, 2005)
10.17		—	Settlement Agreement, dated July 6, 2006, among the United States of America acting through the entities named therein, JoAnn Russell and Odyssey HealthCare, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on July 12, 2006)
10.18		—	Corporate Integrity Agreement, dated July 6, 2006, between the Office of Inspector General of the Department of Health and Human Services and Odyssey HealthCare, Inc. (incorporated by Reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on July 12, 2006)
21		—	Subsidiaries of Odyssey HealthCare, Inc.*
23.1		—	Consent of Ernst & Young LLP*
31.1		—	Certification required by Rule 13a-14(a), dated March 9, 2007, by Robert A. Lefton, Chief Executive Officer*
31.2		—	Certification required by Rule 13a-14(a), dated March 9, 2007, by R. Dirk Allison, Chief Financial Officer*
32		—	Certification required by Rule 13a-14(b), dated March 9, 2007, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer**

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY HEALTHCARE, INC.

By:	/s/ ROBERT A. LEFTON
Robert A. Lefton
President and Chief Executive Officer

Date: March 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT A. LEFTON Robert A. Lefton	President, Chief Executive Officer, and Director	March 9, 2007

/s/ R. DIRK ALLISON R. Dirk Allison	Senior Vice President, Chief Financial Officer, Assistant Secretary and Treasurer (Principal Financial and Accounting Officer)	March 9, 2007

/s/ RICHARD R. BURNHAM Richard R. Burnham	Chairman of the Board	March 9, 2007

/s/ JAMES E. BUNCHER James E. Buncher	Director	March 9, 2007

/s/ JOHN K. CARLYLE John K. Carlyle	Director	March 9, 2007

/s/ DAVID W. CROSS David W. Cross	Director	March 9, 2007

/s/ PAUL J. FELDSTEIN Paul J. Feldstein	Director	March 9, 2007

/s/ ROBERT A. ORTENZIO Robert A. Ortenzio	Director	March 9, 2007

/s/ SHAWN S. SCHABEL Shawn S. Schabel	Director	March 9, 2007

/s/ DAVID L. STEFFY David L. Steffy	Director	March 9, 2007

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Odyssey HealthCare, Inc.

We have audited the accompanying consolidated balance sheets of Odyssey HealthCare, Inc. and subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odyssey HealthCare, Inc. and subsidiaries at December 31, 2005 and 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for stock-based compensation effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Odyssey HealthCare, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Dallas, Texas
March 7, 2007

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$15,183	$7,572
Short-term investments	48,286	62,390
Accounts receivable from patient services, net of allowance for uncollectible accounts of $2,029 and $2,501 at December 31, 2005 and 2006, respectively	59,911	64,007
Deferred tax assets	2,707	—
Income taxes receivable	—	6,134
Prepaid expenses and other current assets	4,232	5,826
Assets of discontinued operations	49	—

Total current assets	130,368	145,929
Property and equipment, net of accumulated depreciation	11,599	20,881
Goodwill	98,163	98,179
Intangibles, net of accumulated amortization	4,837	4,997

Total assets	$244,967	$269,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,989	$7,171
Accrued compensation	12,100	14,089
Accrued nursing home costs	11,581	11,584
Accrued Medicare cap contractual adjustments	14,883	26,679
Accrued government settlement	13,000	—
Other accrued expenses	14,163	16,397
Deferred tax liability	—	209
Current maturities of long-term debt	5	2

Total current liabilities	68,721	76,131
Long-term debt, less current maturities	4	1
Deferred tax liability	8,355	13,720
Other liabilities	589	538
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares — 75,000,000
Issued shares — 37,410,750 at December 31, 2005 and
37,870,373 at December 31, 2006	37	38
Additional paid-in capital	98,624	108,682
Retained earnings	107,192	126,921
Treasury stock, at cost, 3,002,934 and 4,230,972 shares held at
December 31, 2005 and 2006, respectively	(38,555)	(56,045)

Total stockholders’ equity	167,298	179,596

Total liabilities and stockholders’ equity	$244,967	$269,986

See accompanying notes.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except per share amounts)

Net patient service revenue	$340,180	$378,073	$409,831
Operating expenses:
Direct hospice care	182,147	213,655	244,782
General and administrative (inclusive of stock-based compensation of $287, $721 and $5,616 for the years ended December 31, 2004, 2005 and 2006, respectively)	92,248	110,480	125,111
Government settlement	—	13,000	—
Provision for uncollectible accounts	7,747	4,222	4,685
Depreciation	3,328	3,936	5,169
Amortization	623	497	382

	286,093	345,790	380,129

Income from continuing operations before other income (expense)	54,087	32,283	29,702
Other income (expense):
Interest income	359	1,341	2,576
Interest expense	(118)	(198)	(187)

	241	1,143	2,389

Income from continuing operations before provision for income taxes	54,328	33,426	32,091
Provision for income taxes	20,575	13,810	11,360

Income from continuing operations	33,753	19,616	20,731
Income (loss) from discontinued operations, net of income taxes	1,243	(1,060)	(1,002)

Net income	$34,996	$18,556	$19,729

Income (loss) per common share:
Basic:
Continuing operations	$0.93	$0.57	$0.61
Discontinued operations	$0.03	$(0.03)	$(0.03)

Net income	$0.96	$0.54	$0.58

Diluted:
Continuing operations	$0.90	$0.56	$0.60
Discontinued operations	$0.03	$(0.03)	$(0.03)

Net income	$0.93	$0.53	$0.57

Weighted average shares outstanding:
Basic	36,445	34,384	34,145
Diluted	37,551	34,935	34,529

See accompanying notes.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
	(Amounts in thousands)

Balance at January 1, 2004	36,547	$37	$91,048	$53,640	$—	$144,725
Stock-based compensation	—	—	287	—	—	287
Tax benefit related to stock option exercises	—	—	1,129	—	—	1,129
Exercise of stock options	159	—	608	—	—	608
Employee Stock Purchase Plan	45	—	602	—	—	602
Purchase of treasury stock, at cost	—	—	—	—	(20,267)	(20,267)
Net income	—	—	—	34,996	—	34,996

Balance at December 31, 2004	36,751	37	93,674	88,636	(20,267)	162,080
Stock-based compensation	164	—	721	—	—	721
Tax benefit related to stock option exercises	—	—	930	—	—	930
Exercise of stock options	455	—	2,810	—	—	2,810
Employee Stock Purchase Plan	41	—	489	—	—	489
Purchase of treasury stock, at cost	—	—	—	—	(18,288)	(18,288)
Net income	—	—	—	18,556	—	18,556

Balance at December 31, 2005	37,411	$37	$98,624	$107,192	$(38,555)	$167,298
Stock-based compensation	60	—	5,616	—	—	5,616
Tax benefit related to stock option exercises	—	—	958	—	—	958
Exercise of stock options	361	1	2,992	—	—	2,993
Employee Stock Purchase Plan	38	—	492	—	—	492
Purchase of treasury stock, at cost	—	—	—	—	(17,490)	(17,490)
Net income	—	—	—	19,729	—	19,729

Balance at December 31, 2006	37,870	$38	$108,682	$126,921	$(56,045)	$179,596

See accompanying notes.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Operating Activities:
Net income	$34,996	$18,556	$19,729
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of taxes	(1,243)	1,060	1,002
Depreciation and amortization	3,951	4,433	5,551
Amortization of deferred charges and debt discount	68	109	109
Stock-based compensation	287	721	5,616
Deferred tax (benefit) expense	3,949	(1,417)	8,373
Tax benefit related to stock option exercises	1,129	930	(958)
Provision for uncollectible accounts	7,747	4,222	4,685
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable from patient services	(8,228)	(4,757)	(8,781)
Other current assets	29	1,441	(7,718)
Accrued government settlement	—	13,000	(13,000)
Accounts payable, accrued nursing home costs, accrued Medicare cap contractual adjustments and other accrued expenses	4,439	20,346	20,278

Net cash provided by operating activities	47,124	58,644	34,886
Investing Activities:
Cash paid for acquisitions, procurement of licenses and certificates of need	(29,106)	(5,365)	(867)
Cash received from the sale of a hospice program	—	—	59
Purchases of short-term investments	(7,717)	(79,669)	(109,469)
Sales of short-term investments	—	39,790	95,365
Purchases of property and equipment	(4,347)	(8,074)	(14,532)

Net cash used in investing activities	(41,170)	(53,318)	(29,444)
Financing Activities:
Proceeds from issuance of common stock	1,210	3,299	3,485
Tax benefit related to stock option exercises	—	—	958
Purchase of treasury stock	(20,267)	(18,288)	(17,490)
Payments of debt issue costs	(327)	—	—
Payments on debt	(3)	(5)	(6)

Net cash used in financing activities	(19,387)	(14,994)	(13,053)

Net decrease in cash and cash equivalents	(13,433)	(9,668)	(7,611)
Cash and cash equivalents, beginning of period	38,284	24,851	15,183

Cash and cash equivalents, end of period	$24,851	$15,183	$7,572

Supplemental cash flow information
Cash interest paid	$34	$89	$79
Income taxes paid	$15,976	$11,248	$8,521

See accompanying notes.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2005 and 2006

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

The Company was incorporated on August 29, 1995 in the state of Delaware and, as of December 31, 2006, had 81 Medicare-certified hospice providers serving patients and their families in 30 states, with significant operations in Texas, California and Arizona.

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

Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents include currency, checks on hand, money market funds and overnight repurchase agreements of government securities. Short-term investments primarily include certificates of deposits and auction rate securities recorded at cost which approximates fair value. Initial maturities for short-term investments are less than one year. Certificates of deposits totaled $7.5 million and $8.1 million as of December 31, 2005 and 2006, respectively. Auction rate securities totaled $40.8 million and $54.3 million as of December 31, 2005 and 2006, respectively.

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. Management estimates that the carrying amounts of the Company’s financial instruments included in the accompanying consolidated balance sheets are not materially different from their fair values.

Accounts Receivable

Accounts receivable represents amounts due from patients, third-party payors (principally the Medicare and Medicaid programs), and others for services rendered based on payment arrangements specific to each payor. Approximately 90.3% and 91.8% of the gross accounts receivable as of December 31, 2005 and 2006, respectively, represent amounts due from the Medicare and Medicaid programs. The Company maintains a policy for reserving for uncollectible accounts. The Company calculates the allowance for uncollectible accounts based on a formula tied to the aging of accounts receivable by payor class. The Company may also reserve for specific accounts that are determined to be uncollectible. Accounts are written off when all collection efforts are exhausted.

Medicare fiscal intermediaries and other payors periodically conduct pre-payment and post-payment medical reviews and other audits of the Company’s reimbursement claims. In order to conduct these reviews, the payor requests documentation in the form of additional development requests from the Company and then reviews that documentation to determine compliance with applicable rules and regulations, including the eligibility of patients to receive hospice benefits, the appropriateness of the care provided to those patients, and the documentation of that care. The Company cannot predict whether medical reviews or similar audits by federal or state agencies or

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commercial payors of the Company’s hospice programs’ reimbursement claims will result in material recoupments or denials, which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Goodwill and Other Non-Amortizable Assets

The Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002. Goodwill is the excess of the purchase price over the fair value of identifiable assets acquired. Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized but reviewed for impairment annually (during the fourth quarter) or more frequently if certain indicators arise. Goodwill is reviewed at the reporting unit level, which is defined in SFAS 142 as an operating segment or one level below an operating segment. The Company has defined their reporting units at the operating segment level. The Company determines the fair value of the reporting units using multiples of revenue. If the fair value of a reporting unit is less than the carrying value, then an indication of impairment exists. The amount of the impairment would be determined by estimating the fair values of the tangible and intangible assets and liabilities, with the remaining fair value assigned to goodwill. The amount of the impairment would be the difference between the carrying amount of the goodwill and the fair value of the goodwill. No impairment charges have been recorded as of December 31, 2006.

Net Patient Service Revenue

Net patient service revenue is reported at the estimated net realizable amounts (exclusive of our provision for uncollectible accounts) from Medicare, Medicaid, commercial insurance and managed care payors, patients and others for services rendered to patients. To determine net patient service revenue, management adjusts gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap contractual adjustments. Net patient service revenue does not include charity care or the Medicaid room and board payments. Net patient service revenue is recognized in the month in which our services are delivered. The percentage of net patient service revenue derived under the Medicare and Medicaid programs was 96.6%, 97.1% and 97.1% for the years ended December 31, 2004, 2005 and 2006, respectively.

The Company is subject to two limitations on Medicare payments for services. With one limitation, if inpatient days of care provided to patients at a hospice exceeds 20% of the total days of hospice care provided for an annual period beginning on November 1st, then payment for days in excess of this limit are paid for at the routine home care rate. None of the Company’s hospice programs exceeded the payment limits on inpatient services for the years ended December 31, 2004, 2005, or 2006.

With the other limitation, overall payments made by Medicare to the Company on a per hospice program basis are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The Medicare revenue paid to a hospice program from November 1 to October 31 of the following year may not exceed the annual cap amount which is calculated by using the following formula: Number of admissions to the program by patients who are electing to receive their Medicare hospice benefit for the first time multiplied by the Medicare cap amount, which for the November 1, 2005 through October 31, 2006 Medicare cap year is $20,585. The Medicare cap amount is reduced proportionately for patients who transferred in or out of our hospice services. The Medicare cap amount is annually adjusted for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. The Medicare cap amount for the November 1, 2006 through October 31, 2007 cap year has not yet been announced by the Medicare program. The Company currently estimates the Medicare cap amount to be approximately $21,244 for the Medicare cap year ending October 31, 2007.

The Company accrued a Medicare cap contractual adjustment from continuing operations of $2.0 million, $9.6 million and $15.4 million for the years ended December 31, 2004, 2005 and 2006, respectively. For the year ended December 31, 2006, the accrual includes an adjustment of $3.8 million for the 2005 Medicare cap year.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the amounts accrued and paid for the Medicare cap contractual adjustments for the years ended December 31, 2004, 2005 and 2006, respectively:

	Accrued Medicare Cap Contractual Adjustments
	Year ending December 31,
	2004		2005		2006
	(in thousands)

Beginning balance — accrued Medicare cap contractual adjustments	$1,244		$2,915		$14,883
Medicare cap contractual adjustments	2,018		9,554	(1)	15,423	(2)
Medicare cap contractual adjustments — discontinued operations	72	(3)	2,414	(3)	1,041	(3)
Payments to Medicare fiscal intermediaries	(419)		0		(1,983)
Reclassification to accounts payable	0		0		(2,685	)(4)

Ending balance — accrued Medicare cap contractual adjustments	$2,915		$14,883		$26,679	(5)

(1)	On August 26, 2005, the Centers for Medicare & Medicaid Services (“CMS”) issued Change Request Transmittal 663 publishing the final Medicare per beneficiary cap amount of $19,778 for the 2005 Medicare cap year ended October 31, 2005 and indicated that the cap amount for the 2004 Medicare cap year ended October 31, 2004 was incorrectly computed. This cap amount was lower than the estimated cap amount that we used for 2005 due to CMS’s error in computing the cap amount for the 2004 Medicare cap year. As a result, the 2005 accrued Medicare cap contractual adjustment of $9.6 million includes $1.0 million for the lower 2005 Medicare cap amount and an additional $1.1 million for the 2003 and 2004 Medicare cap years for the estimated impact of the revised cap amounts.

(2)	Includes additional accrual of $3.8 million related to the 2005 Medicare cap year.

(3)	Medicare cap contractual adjustments reclassified to discontinued operations are related to the Salt Lake City hospice program which was sold in July 2006.

(4)	Amounts were reclassified from accrued Medicare cap contractual adjustments to accounts payable in December 2006 and were paid in January 2007 to the Medicare fiscal intermediary.

(5)	An additional $4.4 million of the accrued Medicare cap contractual adjustments was paid to the Medicare fiscal intermediary in February 2007.

The Company will continue to review the adequacy of its accrued estimated Medicare cap contractual adjustments on a quarterly basis. Because of the many variables involved in estimating the Medicare cap contractual there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

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

Charity care, based on established charges, amounted to $4.9 million, $4.6 million and $4.9 million for the years ended December 31, 2004, 2005 and 2006, respectively.

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

Property and Equipment and Other Intangible Assets

Property and equipment, including improvements to existing facilities, are recorded at cost. Depreciation and amortization are calculated principally using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for major asset categories are three years for leasehold improvements except for leasehold improvements related to our inpatient facilities, three to five years for equipment and computer software, five years for office furniture and twenty years for buildings. Leasehold improvements for our inpatient facilities are depreciated over the actual lease term which may be more than three years.

Costs associated with developing computer software for internal use are capitalized under the provisions of Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed for Internal Use” (“SOP 98-1”). Under SOP 98-1, both direct and indirect internal and external costs incurred during the application development stage, excluding training costs, are capitalized.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this method, stock compensation expense was recognized beginning January 1, 2006 for all share-based payments granted prior to, but not yet vested at January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and for all share-based payments granted subsequent to January 1, 2006 at the grant date fair value, using estimated forfeitures. Prior periods were not restated. The Company recognized $4.7 million in stock compensation expense related to SFAS 123R for the year ended December 31, 2006. Also see Note 5 to the Company’s consolidated financial statements.

Under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, the Company recognized the full fair value of the shares of nonvested restricted stock awards and recorded an offsetting deferred compensation balance within equity for the unrecognized compensation cost. SFAS 123R prohibits this “gross-up” of stockholders’ equity. As a result, the Company reclassified the unearned compensation balance into equity for all periods presented and upon the effective date of the adoption of SFAS 123R, compensation cost is recognized over the requisite service period with an offsetting credit to equity, and the full fair value of the share-based payment is not recognized until the instrument is vested.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding during the period plus the effect of dilutive securities, giving effect to the conversion of employee stock options, restricted stock awards and outstanding warrants (using the treasury stock method and considering the effect of unrecognized deferred compensation charges). Also see Note 6 to the Company’s consolidated financial statements.

Discontinued Operations

The Company accounts for discontinued operations under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that a component of an entity that has been disposed of or is classified as held for sale after January 1, 2002 and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as discontinued operations. In the period that a component of an entity has been disposed of or classified as held for sale, the results of operations for current and prior periods are reclassified in a single caption titled discontinued operations.

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method, deferred taxes are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. Also see Note 12 to the Company’s consolidated financial statements.

General and Professional Liability Insurance

The Company maintains general (occurrence basis) and professional (claims made basis) liability insurance coverage on a company-wide basis with limits of liability of $1.0 million per occurrence and $3.0 million in the aggregate, both with a deductible of $50,000 per occurrence or claim. The Company also maintains workers’ compensation coverage, except in Texas, at the statutory limits and an employer’s liability policy with a $1.0 million limit per accident/employee, with a deductible of $500,000 per occurrence. In Texas, the Company does not subscribe to the state workers’ compensation program. For Texas, the Company maintains a separate employer’s excess indemnity coverage in the amount of $5.0 million per accident/employee and voluntary indemnity coverage in the amount of $5.0 million per accident/employee, with a $5.0 million aggregate limit. The Company also maintains a policy insuring hired and non-owned automobiles with a $2.0 million limit of liability and a $1.0 million deductible per occurrence. In addition, the Company maintains umbrella coverage with a limit of $20.0 million excess over the general, professional, hired and non-owned automobile and employer’s liability policies. The Company has accrued $3.1 million and $2.8 million for workers’ compensation claims as of December 31, 2005 and 2006, respectively.

Nursing Home Costs

For patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, the Company contracts with nursing homes for the nursing homes to provide patients room and board services. The state must pay the Company, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95% of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. Under the Company’s standard nursing home contracts, the Company pays the nursing home for these room and board services at the Medicaid daily nursing home rate. Nursing home costs are offset by nursing home net revenue, and the net amount is included in direct hospice care expenses. Nursing home costs totaled $72.8 million, $81.1 million and $86.3 million for the years ended December 31, 2004,

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 and 2006, respectively. Nursing home net revenue totaled $70.1 million, $77.8 million and $81.7 million for the years ended December 31, 2004, 2005 and 2006, respectively. This resulted in net nursing home costs of $2.7 million, $3.3 million and $4.6 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Advertising Costs

The Company expenses all advertising costs as incurred, which totaled $0.3 million, $0.3 million and $0.6 million for the years ended December 31, 2004, 2005 and 2006.

Deferred Rent Liability

Payments under operating leases are recognized as rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreements is recognized as a deferred rent liability. Rent expense charged to operations exceeded actual rent payments by $1.2 million, $1.7 million and $1.8 million for the years ended December 31, 2004, 2005 and 2006, respectively.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The cumulative effect of applying the provisions of FIN 48 would be reported as an adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company adopted FIN 48 on January 1, 2007 and anticipates that certain immaterial amounts recorded in deferred tax liabilities for uncertain tax positions will be reclassified to other liabilities. The Company does not anticipate any material adjustments to the opening balance of retained earnings. FIN 48 also requires additional disclosures with respect to reserves related to tax uncertainties.

In September 2006, the Financial Accounting Standards Board issued statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of SFAS 157 on its financial condition and results of operations.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Goodwill and Intangible Assets

Goodwill allocated to the Company’s reportable segments at December 31, 2005 and 2006 is as follows (in thousands):

	Northeast	Southeast	Central	South	Midwest	Texas	Mountain	West	Corp	Total

January 1, 2005	$2,695	$1,904	$21,818	$14,800	$2,590	$24,674	$20,128	$5,324	$—	$93,933
Acquisitions	—	—	—	1,924	—	—	—	2,306	—	4,230

December 31, 2005	2,695	1,904	21,818	16,724	2,590	24,674	20,128	7,630	—	98,163
Acquisition	—	—	—	16	—	—	—	—	—	16

December 31, 2006	$2,695	$1,904	$21,818	$16,740	$2,590	$24,674	$20,128	$7,630	$—	$98,179

The Company’s total cumulative amortizable goodwill for tax purposes was $97.1 million and $85.8 million as of December 31, 2005 and 2006, respectively. The goodwill expected to be deductible for tax purposes is $6.5 million and $5.7 million for the tax years ended December 31, 2005 and 2006, respectively.

Other indefinite lived intangible assets are comprised of license agreements, which totaled $2.7 million and $2.5 million, respectively, as of December 31, 2005 and 2006 and are included in intangibles in the accompanying consolidated balance sheets. The Company does not believe there is any indication that the carrying value of the license agreements exceeds its fair value.

Intangible assets subject to amortization related to non-compete agreements are being amortized based on the terms of their respective agreements and totaled $0.7 million and $0.3 million (net of accumulated amortization of $1.6 million and $2.0 million) as of December 31, 2005 and 2006, respectively, and are included in intangibles in the accompanying consolidated balance sheets. Amortization expense of the assets that still require amortization under SFAS 142 was $0.6 million, $0.5 million and $0.4 million for the years ended December 31, 2004, 2005 and 2006, respectively. Amortization expense relating to these intangible assets will be approximately $0.2 million and $0.1 million in 2007 and 2008, respectively.

Intangible assets subject to amortization related to CON costs are being amortized over a 20 year term and totaled $1.2 million and $2.1 million (net of accumulated amortization) as of December 31, 2005 and 2006, respectively, and are included in intangibles in the accompanying consolidated balance sheets.

Intangible assets subject to amortization for deferred costs related to the Credit Agreement described in Note 11 are being amortized over the three year term of the Credit Agreement which expires in May 2007. The deferred costs totaled $0.2 million and $41,000 (net of accumulated amortization) as of December 31, 2005 and 2006, respectively, and are included in intangibles in the accompanying consolidated balance sheets.

3.	Repurchase of Common Stock

On November 1, 2004, the Company announced the adoption of an open market stock repurchase program to repurchase up to $30.0 million of the Company’s common stock over a nine-month period. The timing and the amount of any repurchase of shares during the nine-month period was determined by management based on its evaluation of market conditions and other factors. The Company completed this stock repurchase program in March 2005 and repurchased 2,515,434 shares of the Company’s common stock at a cost of $30.0 million (average cost of $11.93 per share). Stock repurchases were funded out of working capital.

On August 11, 2005, the Company announced the adoption of a new open market stock repurchase program to repurchase up to $20.0 million of the Company’s common stock over a twelve-month period. The timing and the amount of any repurchase of shares during the twelve-month period was determined by management based on its evaluation of market conditions and other factors. The Company completed this stock repurchase program in

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

August 2006 and repurchased an aggregate of 973,332 shares of the Company’s common stock at a total cost of $16.8 million (average cost of $17.30 per share). The stock repurchases were funded out of working capital.

On November 21, 2006, the Company announced the adoption of a new open market stock repurchase program to repurchase up to $10.0 million of the Company’s common stock. The Company intends to conduct the stock repurchase in the open market over the twelve month period beginning on November 21, 2006. The timing and the amount of any repurchase of shares during the twelve-month period will be determined by management based on its evaluation of market conditions and other factors. As of December 31, 2006, the Company had repurchased 742,206 shares of our common stock at a cost of $9.2 million (average cost of $12.41 per share). As of December 31, 2006, the Company had approximately 33.6 million shares outstanding. The Company may repurchase up to an additional $0.8 million of common stock under its stock repurchase program. Stock repurchases are being funded out of working capital.

4.	Series B Convertible Preferred Stock Warrants

In connection with the issuance of the $1.5 million convertible promissory notes on May 22, 1998, the Company issued Series B warrants to the lenders to purchase 0.2 million shares of Series B Convertible Preferred Stock for consideration of $0.017 per share. The warrants were valued at fair value, as determined by the Company, at $0.2 million. This was recorded as a discount on the convertible promissory notes as of December 31, 1998. The exercise price of the stock warrants was $0.83 and was adjusted from time to time as provided in the warrant purchase agreement. In December 2000, the warrants were amended such that upon completion of an initial public offering where the aggregate price paid for such shares by the public is equal to or greater than $20.0 million at a per share price of at least $4.00, the warrants were exercisable to purchase 0.2 million shares of the Company’s common stock at an exercise price of $1.67 per share. This amendment eliminated the possibility of any additional shares of Series B Convertible Preferred Stock becoming outstanding after the completion of an initial public offering and did not provide the holders of the warrants any additional rights and, accordingly, no additional expense was recorded. There were 14,316 Series B Convertible Preferred Stock warrants exercised during 2006. Series B Convertible Preferred Stock warrants to purchase 1,948 shares of common stock remain outstanding as of December 31, 2006.

5.	Stock Options and Restricted Stock Awards

At December 31, 2006, the Company had share-based compensation plans that prior to January 1, 2006, were accounted for under the recognition and measurement principles of APB 25, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). APB 25 used the intrinsic value method to account for options granted to employees. No share-based compensation expense was recognized in the consolidated statements of operations for the periods prior to 2006, as all unvested options granted had exercise prices equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under this method, stock compensation expense is recognized beginning January 1, 2006 for all share-based payments granted prior to, but not yet vested at January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and for all share-based payments granted subsequent to January 1, 2006 at the grant date fair value, using estimated forfeitures. Prior periods have not been restated.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the impact of adopting SFAS 123R on the consolidated statements of income for the year ended December 31, 2006:

Year Ended
December 31, 2006
(Amounts in thousands,
except per share amounts)

Income from continuing operations before provision for income taxes	$(4, 679)
Income from continuing operations	$(3,023)
Net income	$(3,023)
Basic income from continuing operations per share	$(0.09)
Basic net income per share	$(0.09)
Diluted income from continuing operations per share	$(0.09)
Diluted net income per share	$(0.09)

Prior to adopting SFAS 123R, the Company presented all benefits of tax deductions for share-based compensation as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires that the tax benefit in excess of compensation costs be classified as financing cash flows. As a result of adopting SFAS 123R, the Company reported a reduction of cash flow from operations and a corresponding increase to cash flow from financing activities of approximately $1.0 million for the year ended December 31, 2006.

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

At December 31, 2006, there were 187,676 and 3,665,044 options outstanding under the Stock Option Plan and the Compensation Plan, respectively, with exercise prices ranging from $0.05 to $30.64 per share. Most options granted have five to ten year terms and vest ratably over a four or five year term.

Effective December 8, 2005, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved the acceleration, in full, of the vesting of unvested stock options having an exercise price of $20.00 or greater granted under the Compensation Plan that were held by current employees and executive officers of the Company. Stock option awards granted from May 27, 2003 through February 26, 2004 with respect to 492,061 shares of the Company’s common stock, including stock options with respect to 382,500 shares of common stock that are held by executive officers of the Company, were subject to this accelerated vesting.

Effective December 8, 2005, these stock options had per share exercise prices in excess of the closing price of $19.48 per share of Common Stock as quoted on The NASDAQ Stock Market LLC (formerly known as The Nasdaq National Market), and, accordingly, were “underwater.” The Company believed that, absent accelerated vesting, these underwater stock options did not serve to incentivize or retain employees. The Company expected that the accelerated vesting of these stock options would have a positive effect on employee morale, retention and perception of stock option value. The accelerated vesting will also eliminate the future compensation expense that the Company would otherwise recognize in its consolidated statement of operations with respect to these options at January 1, 2006 when SFAS 123R became effective. The future expense that was eliminated as a result of the accelerated vesting of these stock options was approximately $5.9 million, or $3.6 million net of tax (of which approximately $3.8 million, or $2.3 million net of tax, was attributable to options held by executive officers of the Company).

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, there were 277,630 restricted stock awards outstanding under the Compensation Plan that are described in more detail below.

In November 2004, the Company issued grants related to 175,000 restricted stock awards to certain executive officers for $2.1 million, which represents the fair value of the awards based on the fair market value of the common stock of $12.10 per share on the date of grant, which was November 18, 2004. This amount is being recognized as stock-based compensation on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For the years ended December 31, 2004, 2005 and 2006, the Company recorded stock-based compensation of $0.1 million, $0.5 million and $0.5 million, respectively, related to these restricted stock awards. As of December 31, 2006, there are 87,500 restricted stock awards outstanding related to the November 2004 grants.

In October 2005, the Company issued grants related to 84,000 restricted stock awards to certain employees for $1.4 million, which represents the fair value of the awards based on the fair market value of the common stock of $16.60 per share on the date of grant, which was October 4, 2005. This amount is being recognized as stock-based compensation on a straight-line basis over the three-year period following the date of grant, which is based on the three-year vesting schedule applicable to the grant. For the years ended December 31, 2005 and 2006, the Company recorded $0.1 million and $0.4 million, respectively, in stock-based compensation expense related to these restricted stock awards. As of December 31, 2006, there were 72,000 restricted stock awards outstanding related to the October 2005 grants.

In December 2006, the Company issued grants related to 118,130 restricted stock awards to certain employees for $1.5 million, which represents the fair value of the awards based on the fair market value of the common stock of $12.88 per share on the date of grant, which was December 20, 2006. This amount will be recognized as stock-based compensation on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For the year ended December 31, 2006, the Company recorded $11,000 in stock-based compensation expense related to these restricted stock awards. As of December 31, 2006, there were 118,130 restricted stock awards outstanding related to the December 2006 grants.

There were 366,330, 1,416,293 and 1,080,007 shares available for issuance under the Compensation Plan as of December 31, 2004, 2005 and 2006, respectively.

The Company recorded $0.3 million, $0.7 million and $5.6 million in stock-based compensation expense for the years ended December 31, 2004, 2005 and 2006, respectively, for awards under the Compensation Plan.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based compensation.

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2005

Income from continuing operations, as reported	$33,753	$19,616
Add: Stock-based employee compensation expense recorded, net of tax	178	421
Deduct: Fair value stock-based employee compensation expense, net of tax	(4,238)	(8,897)

Pro forma income from continuing operations	$29,693	$11,140

Net income, as reported	$34,996	$18,556
Add: Stock-based employee compensation expense recorded, net of tax	178	421
Deduct: Fair value stock-based employee compensation expense, net of tax	(4,238)	(8,897)

Pro forma net income	$30,936	$10,080

Earnings per share:
Basic income per share:
Income from continuing operations per share — as reported	$0.93	$0.57
Add: Stock-based employee compensation expense recorded, net of tax	0.01	0.01
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.12)	(0.26)

Pro forma income from continuing operations per share	$0.82	$0.32

Net income per share — as reported	$0.96	$0.54
Add: Stock-based employee compensation expense recorded, net of tax	0.01	0.01
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.12)	(0.26)

Pro forma net income per share	$0.85	$0.29

Diluted income per share:
Income from continuing operations per share — as reported	$0.90	$0.56
Add: Stock-based employee compensation expense recorded, net of tax	0.00	0.01
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.11)	(0.25)

Pro forma income from continuing operations per share	$0.79	$0.32

Net income per share — as reported	$0.93	$0.53
Add: Stock-based employee compensation expense recorded, net of tax	0.00	0.01
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.11)	(0.25)

Pro forma net income per share	$0.82	$0.29

The deemed fair value for options was estimated at the date of grant using the Black-Scholes Model, which considers volatility. The following table illustrates the weighted average assumptions for the years ended December 31:

	2004	2005	2006

Risk-free interest rate	3.44%	4.26%	4.58%
Expected life	5 years	5 years	5 years
Expected volatility	0.603	0.347	0.376
Expected dividend yield	—	—	—

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity under the Company’s stock compensation plans at December 31, 2006 is presented below:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual	Aggregate
		Average	Term	Intrinsic
	Options	Exercise Price	(in years)	Value

Outstanding at January 1, 2006	3,976,276	$16.67
Granted	626,002	$16.83
Exercised	(347,037)	$9.00
Cancelled	(402,521)	$22.03

Outstanding at December 31, 2006	3,852,720	$16.79	7.44	$7,789,419

Exercisable at December 31, 2006	2,251,023	$17.20	6.40	$6,126,679

The weighted average deemed fair value of the options granted was $11.92, $6.05 and $6.70 for the years ended December 31, 2004, 2005 and 2006, respectively. The total aggregate intrinsic value of options exercised was $2.1 million, $4.4 million and $2.9 million during the years ended December 31, 2004, 2005 and 2006, respectively. The total fair value of shares that vested during the year ended December 31, 2006 was $4.9 million.

A summary of the Company’s non-vested shares including restricted shares at December 31, 2006 is presented below:

	Compensation Plan		Stock Option Plan
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	FairValue	Shares	Fair Value

Non-vested at January 1, 2006	2,064,830	$7.02	30,612	$1.41
Granted	744,132	$7.68	—	—
Vested	(729,257)	$6.70	30,612	$1.28
Cancelled	(200,378)	$6.53	—	—

Non-vested at December 31, 2006	1,879,327	$7.46	—	—

As of December 31, 2006, there was $13.0 million (pretax) of total unrecognized stock-based compensation expense related to the Company’s non-vested stock-based compensation plans which is expected to be recognized over a weighted-average period of 2.8 years.

Cash received from option exercises under stock-based payment arrangements during the year ended December 31, 2006 was $3.0 million.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Net Income Per Common Share

The following table presents the calculation of basic and diluted net income per common share:

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except per share amounts)

Numerator:
Numerator for net income per share —
Income from continuing operations	$33,753	$19,616	$20,731

Income (loss) from discontinued operations	$1,243	$(1,060)	$(1,002)

Net income	$34,996	$18,556	$19,729

Denominator:
Denominator for basic net income per share — weighted average shares	36,445	34,384	34,145
Effect of dilutive securities:
Employee stock options	1,076	522	382
Series B Preferred Stock Warrants convertible to common stock	30	29	2

Denominator for diluted net income per share — adjusted weighted average shares and assumed or actual conversions	37,551	34,935	34,529

Income (loss) per common share:
Basic:
Continuing operations	$0.93	$0.57	$0.61

Discontinued operations	$0.03	$(0.03)	$(0.03)

Net income	$0.96	$0.54	$0.58

Diluted:
Continuing operations	$0.90	$0.56	$0.60

Discontinued operations	$0.03	$(0.03)	$(0.03)

Net income	$0.93	$0.53	$0.57

For the years ended December 31, 2004, 2005 and 2006, options outstanding of 1,191,507, 2,730,378 and 2,715,685, respectively, were not included in the computation of diluted earnings per share because either the exercise prices of the options were greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares, and thus the inclusion would have been antidilutive.

7.	Discontinued Operations

During the second quarter of 2006, the Company decided to sell its Salt Lake City, Utah hospice program, (“SLC”) located in the Mountain region based on an ongoing strategic review of its hospice programs. The sale of SLC was completed in July 2006. Certain assets such as furniture/fixtures, equipment, computer hardware, leasehold improvements, prepaid expenses, office lease deposit and licenses were sold to the purchaser. Except for obligations under certain assumed contracts, no other liabilities were assumed by the purchaser. During the years ended December 31, 2004, 2005 and 2006, the Company recorded income (loss) of approximately $1.2 million, ($1.1) million and ($1.0) million, net of taxes, or $0.03, ($0.03) and ($0.03) per diluted share, respectively, which

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

represents the operating losses from SLC and the write-down of certain assets for SLC. These charges are included in discontinued operations for the respective periods.

The assets of SLC included in discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations.” These assets were sold in July 2006. The carrying amounts of these assets were as follows:

As of
December 31,
2005
(In thousands)

Prepaid expenses and other current assets	$19
Property and equipment, net of accumulated depreciation	30

Total assets of discontinued operations	$49

Net revenue and losses for SLC and the write-down of assets sold were included in the consolidated statement of operations as “Income (loss) from discontinued operations, net of income taxes,” for all periods presented. The amounts are as follows:

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except per share amounts)

Net patient service revenue	$10,096	$3,575	$510
Pre-tax income (loss) from operations	2,001	(1,671)	(1,292)
(Provision) benefit for income taxes	(758)	611	454

Income (loss) from SLC operations	$1,243	$(1,060)	$(838)
Write-down of certain assets to be sold, net of income taxes	—	—	(164)

Income (loss) from discontinued operations, net of income taxes	$1,243	$(1,060)	$(1,002)

8.	Allowance for Uncollectible Accounts

The allowance for uncollectible accounts for patient accounts receivable is as follows:

	Balance at	Provision for	Write-Offs,	Balance at
	Beginning of	Uncollectible	Net of	End of
	Year	Accounts	Recoveries	Year
	(In thousands)

Year ended December 31, 2004	$3,913	$7,747	$(7,798)	$3,862
Year ended December 31, 2005	$3,862	$4,222	$(6,055)	$2,029
Year ended December 31, 2006	$2,029	$4,685	$(4,213)	$2,501

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Property and Equipment

Property and equipment is as follows:

	December 31,
	2005	2006
	(In thousands)

Office furniture	$5,166	$6,152
Computer hardware	4,733	5,564
Computer software	6,411	10,490
Equipment	1,147	1,605
Motor vehicles	106	412
Land	396	1,516
Buildings	—	1,345
Leasehold improvements	5,525	8,598
Construction in progress (estimated costs to complete of $3.1 million)	—	2,067

	23,484	37,749
Less accumulated depreciation and amortization	11,885	16,868

	$11,599	$20,881

The Company has $3.7 million and $6.1 million in unamortized computer software costs as of December 31, 2005 and 2006, respectively. The Company recorded depreciation expense related to amortization of computer software costs of $0.8 million, $1.0 million and $1.7 million for the years ended December 31, 2004, 2005 and 2006, respectively. The Company expensed approximately $0.7 million in maintenance and training costs related to the new billing system for the year ended December 31, 2006.

10.	Other Accrued Expenses

Other accrued expenses are as follows:

	December 31,
	2005	2006
	(In thousands)

Workers’ compensation	$3,063	$2,846
Inpatient	3,388	3,956
Rent	1,482	1,667
Pharmacy	1,047	1,052
Medical supplies and durable medical equipment	1,288	1,582
Property taxes	312	345
Medical director fees	295	234
Professional fees	520	1,135
Income taxes payable	526	—
New billing system and computer software	1,649	3,006
Other	593	574

	$14,163	$16,397

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Line of Credit and Long-Term Debt

Line of credit and long-term debt consists of the following:

	December 31,
	2005	2006
	(In thousands)

Leasehold improvement loans due between 2005 and 2008; interest at 6.50% and 10.37%	$9	$3
Less current maturities	5	2

	$4	$1

Scheduled principal repayments on debt outstanding as of December 31, 2006 for the next two years are as follows:

Principal
Repayment
Year	Amount

2007	$2,000
2008	1,000

$3,000

On May 14, 2004, the Company entered into a credit agreement with General Electric Capital Corporation (as amended on November 1, 2004, February 22, 2006, September 29, 2006 and October 19, 2006, the “Credit Agreement”) that provides the Company with a $20.0 million revolving line of credit, subject to three separate $10.0 million increase options. The revolving line of credit will be used, if necessary, to fund future acquisitions, working capital, capital expenditures, and general corporate purposes. Borrowings outstanding under the revolving line of credit bear interest at our option either at LIBOR plus 2.5% or the higher of the prime rate or 50 basis points over the federal funds rate plus 0.5%. The revolving line of credit expires May 14, 2007 and the Company expects to replace it with a new revolving line of credit once it expires. The revolving line of credit has an unused facility fee of 0.375% per annum. No amounts have been drawn on the revolving line of credit as of December 31, 2006. The revolving line of credit is secured by substantially all of the Company’s and its subsidiaries’ existing and after-acquired personal property assets and all after-acquired real property assets. The Company and its subsidiaries are subject to affirmative and negative covenants under the Credit Agreement. As of December 31, 2006, the Company was in compliance with all covenants under the Credit Agreement.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2005	2006
	(In thousands)

Deferred tax assets:
Accounts receivable	$(2,292)	$(1,902)
Insurance	(487)	(434)
Accrued compensation	872	1,018
Workers’ compensation	1,172	1,089
Government settlement	3,442	—
Other	—	229

	2,707	—
Deferred tax liabilities:
Deferred compensation	64	1,805
Government settlement	—	(1,530)
Amortizable and depreciable assets	(8,257)	(14,123)
Other	(162)	(81)

	(8,355)	(13,929)

Net deferred tax liabilities	$(5,648)	$(13,929)

The components of the Company’s income tax expense are as follows:

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Current:
Federal	$14,317	$13,631	$5,418
State	2,309	1,596	602

	16,626	15,227	6,020
Deferred:
Federal	3,357	(1,238)	4,748
State	592	(179)	592

	3,949	(1,417)	5,340

	$20,575	$13,810	$11,360

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of income tax expense computed at the federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,
	2004		2005		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Tax at federal statutory rate	$19,015	35%	$11,699	35%	$11,232	35%
State income tax, net of federal benefit	1,955	3	973	4	739	2
Non-deductible portion of government settlement	—	—	1,400	4	—	—
Other non-deductible expenses and other	(395)	—	(262)	(1)	(611)	(2)

	$20,575	38%	$13,810	42%	$11,360	35%

13.	Retirement Plan

The Company sponsors a 401(k) plan, which is available to substantially all employees after meeting certain eligibility requirements. The plan provides for contributions by the employees based on a percentage of their income. The Company at its discretion may make contributions. Matching contributions totaled $0.7 million, $0.7 million and $0.8 million for the years ended December 31, 2004, 2005 and 2006, respectively.

14.	Commitments and Contingencies

Leases

The Company leases office space and equipment at its various locations. Most of the Company’s lease terms have escalation clauses and renewal options, typically, equal to the original lease term. Total rental expense was approximately $9.7 million, $11.5 million and $13.4 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Future minimum rental commitments under noncancelable operating leases for the years subsequent to December 31, 2006, are as follows (in thousands):

2007	$10,184
2008	7,832
2009	5,816
2010	4,253
2011	2,662
Thereafter	5,063

$35,810

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

On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against the former Chief Executive Officers and former Chief Financial Officer and current Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs of the Company and seven of the current members of the board of directors of the Company and two former members of the board of directors of the Company. The petition alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, members of the board of directors and two former members of the board of directors. The petition sought unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages were sought from the Company. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of the Company, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and was consolidated with the above lawsuit filed by Mr. Connolly. On July 28, 2006, plaintiffs filed a third amended consolidated petition making substantially similar claims as those in the original petition. The individual defendants and the Company filed a motion to dismiss and/or special exceptions on August 15, 2006. On September 28, 2006, the Court granted the individual defendants’ and the Company’s special exceptions and on October 3, 2006 entered a final order of dismissal without prejudice. On November 2, 2006, plaintiffs filed a Notice of Appeal to appeal the Court’s decision to dismiss the petition to the Court of Appeals for the Fifth District of Texas at Dallas. While the Company cannot predict the outcome of the matter, it believes the claims are without merit. If any of these claims are successfully asserted against the defendants, there could be a material adverse effect on the Company under the indemnification provisions found in the Delaware General Corporation Law, the Company’s certificate of incorporation and indemnification agreements entered into between the Company and each of the individual defendants.

On December 30, 2004, in the United States District Court for the Northern District of Texas, Dallas Division, John O. Hanson brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against the former Chief Executive Officers and former Chief Financial Officer and seven of the current members of the board of directors of the Company and a former member of the board of directors of the Company. The complaint alleges breach of fiduciary duty, abuse of control, aiding and abetting breach of fiduciary duty and gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the individual defendants. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages are sought from the Company. On November 20, 2006, the individual defendants and the company filed a motion to dismiss defendant’s complaint, which is currently pending before the District Court. While the Company cannot predict the outcome of the matter, it believes the claims are without merit. If any of these claims are successfully asserted against the defendants, there could be a material

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adverse effect on the Company under the indemnification provisions found in the Delaware General Corporation Law, the Company’s certificate of incorporation and indemnification agreements entered into between the Company and each of the individual defendants.

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

From time to time, the Company may be involved in other litigation matters relating to claims that arise in the ordinary course of its business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to the Company, the Company does not believe that the resolution of these other litigation matters to which the Company is currently a party will have a material adverse effect on the Company. As of December 31, 2006, the Company has not accrued any amounts related to the other litigation matters discussed above.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Segment Reporting

The Company currently evaluates performance and allocates resources by regions primarily on the basis of cost per day of care and income from continuing operations. The hospice programs that are included in each region may change from time to time, but regions are presented for all periods here in a comparative format. The distribution by regions of the Company’s net patient service revenue, direct hospice care expenses, income (loss) from continuing operations before other income (expense) (which is used by management for operating performance review), average daily census and assets by geographic location are summarized in the following tables (amounts have been reclassified for discontinuing operations):

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Net patient service revenue:
Northeast	$16,885	$23,711	$31,064
Southeast	27,168	29,088	33,717
Central	44,050	45,473	47,481
South	39,040	43,177	50,331
Midwest	34,111	38,630	45,767
Texas	68,185	69,303	78,208
Mountain	63,697	71,192	67,251
West	47,059	58,774	60,587
Corporate	(15)	(1,275)	(4,575)

	$340,180	$378,073	$409,831

Direct hospice care expenses:
Northeast	$9,795	$14,199	$18,192
Southeast	13,553	16,591	20,740
Central	25,485	27,477	30,425
South	20,368	24,606	30,803
Midwest	16,953	19,991	25,000
Texas	38,278	41,178	48,956
Mountain	33,637	38,856	36,852
West	24,054	30,757	33,814
Corporate	24	—	—

	$182,147	$213,655	$244,782

Income (loss) from continuing operations before other income (expense):
Northeast	$1,648	$2,307	$3,946
Southeast	6,881	5,771	4,705
Central	9,230	7,835	5,796
South	10,423	8,942	8,173
Midwest	9,521	9,657	11,075
Texas	17,239	13,739	12,023
Mountain	18,262	19,268	17,095
West	13,522	17,188	13,620
Corporate	(32,639)	(52,424)	(46,731)

	$54,087	$32,283	$29,702

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2004	2005	2006

Average Daily Census:
Northeast	362	484	620
Southeast	602	628	681
Central	1,060	1,071	1,148
South	950	1,019	1,187
Midwest	733	806	884
Texas	1,529	1,471	1,555
Mountain	1,270	1,395	1,251
West	877	1,033	1,024

	7,383	7,907	8,350

	Year Ended December 31,
	2005	2006
	(In thousands)

Total Assets:
Northeast	$6,984	$7,697
Southeast	8,236	7,893
Central	30,072	32,939
South	24,962	25,703
Midwest	11,556	11,800
Texas	37,784	44,865
Mountain	31,082	29,646
West	18,667	19,357
Corporate	75,624	90,086

	$244,967	$269,986

16.	Fair Values of Financial Instruments

Statement of Financial accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions used by the Company in estimating its fair value disclosures for financial instruments:

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

The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2005 and 2006 are as follows:

	2005		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Cash and cash equivalents	$15,183	$15,183	$7,572	$7,572
Short-term investments	$48,286	$48,286	$62,390	$62,390
Long-term debt (including current maturities)	$9	$9	$3	$3

17.	Unaudited Quarterly Financial Information

The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein:

	2006 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Total net revenues	$102,987	$104,443	$102,904	$99,497	(a)
Net income	$5,837	$6,493	$5,613	$1,786
Net income per share — Basic	$0.17	$0.19	$0.16	$0.05
Net income per share — Diluted	$0.17	$0.19	$0.16	$0.05
Weighted average shares outstanding — Basic	34,299	34,202	34,120	33,964
Weighted average shares outstanding — Diluted	34,844	34,676	34,589	34,273

	2005 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Total net revenues	$86,597	$92,319	$97,922	$101,235
Net income (loss)	$5,343	$7,257	$7,747	$(1,791	)(b)
Net income (loss) per share — Basic	$0.15	$0.21	$0.23	$(0.05)
Net income (loss) per share — Diluted	$0.15	$0.21	$0.22	$(0.05)
Weighted average shares outstanding — Basic	34,854	34,343	34,218	34,129
Weighted average shares outstanding — Diluted	35,376	34,935	35,074	34,129

(a)	Net revenue for the fourth quarter 2006 was reduced as a result of a $3.8 million additional accrual for Medicare cap contractual adjustments.

(b)	Net loss for the fourth quarter 2005 includes a $13.0 million, $9.6 million net of taxes, accrual for the government settlement.

18.	Subsequent Event

On January 29, 2007, the Company announced that it would exit the Tulsa, Oklahoma hospice market. On February 22, 2007, the Company sold its hospice program located in Tulsa, Oklahoma. The Tulsa hospice program incurred a pretax loss of approximately $0.8 million for the year ended December 31, 2006. The Company estimates it will incur a pretax charge of approximately $0.3 million in the first quarter of 2007 related to the discontinuation of the Tulsa hospice program operations.