Form 10-Q
period 2007-03-31
ODYSSEY HEALTHCARE INC
filed 2007-05-09
CIK 1129623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
Yes ☐       No ☑
     The number of outstanding shares of the issuer’s common stock as of May 7, 2007 was as follows: 33,774,535 shares of Common Stock, $0.001 par value per share.

FORM 10-Q
ODYSSEY HEALTHCARE, INC.
FOR THE QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2006	2007
	(in thousands, except
	share and per share
	amounts)
	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,572	$15,117
Short-term investments	62,390	53,119
Accounts receivable from patient services, net of allowance for uncollectible accounts of $2,501 and $2,222 at December 31, 2006 and March 31, 2007, respectively	64,007	69,269
Income taxes receivable	6,134	1,336
Deferred tax asset	—	609
Prepaid expenses and other current assets	5,826	5,575

Total current assets	145,929	145,025
Property and equipment, net of accumulated depreciation	20,881	22,310
Goodwill	98,179	98,179
Intangibles, net of accumulated amortization	4,997	5,844

Total assets	$269,986	$271,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,171	$3,595
Accrued compensation	14,089	13,674
Accrued nursing home costs	11,584	11,895
Accrued Medicare cap contractual adjustments	26,679	24,621
Other accrued expenses	16,397	16,510
Deferred tax liability	209	—
Current maturities of long-term debt	2	2

Total current liabilities	76,131	70,297
Long-term debt, less current maturities	1	—
Deferred tax liability	13,720	13,896
Other liabilities	538	1,832
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares — 75,000,000
Issued shares — 37,870,373 and 38,004,257 at December 31, 2006 and March 31, 2007, respectively	38	38
Additional paid-in capital	108,682	110,381
Retained earnings	126,921	130,959
Treasury stock, at cost, 4,230,972 shares held at December 31, 2006 and March 31, 2007	(56,045)	(56,045)

Total stockholders’ equity	179,596	185,333

Total liabilities and stockholders’ equity	$269,986	$271,358

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months
	Ended March 31,
	2006	2007
	(in thousands, except per
	share amounts)
	(unaudited)
Net patient service revenue	$102,614	$103,370
Operating expenses:
Direct hospice care	60,410	62,267
General and administrative (inclusive of stock-based compensation of $1,514 and $1,170 for the three months ended March 31, 2006 and 2007, respectively)	30,179	33,419
Provision for uncollectible accounts	1,387	624
Depreciation	1,168	1,442
Amortization	97	63

	93,241	97,815

Income from continuing operations before other income (expense)	9,373	5,555
Other income (expense):
Interest income	552	640
Interest expense	(48)	(48)

	504	592

Income from continuing operations before provision for income taxes	9,877	6,147
Provision for income taxes	3,649	2,220

Income from continuing operations	6,228	3,927
Loss from discontinued operations, net of income taxes	390	272

Net income	$5,838	$3,655

Income (loss) per common share:
Basic:
Continuing operations	$0.18	$0.12
Discontinued operations	$(0.01)	$(0.01)

Net income	$0.17	$0.11

Diluted:
Continuing operations	$0.18	$0.12
Discontinued operations	$(0.01)	$(0.01)

Net income	$0.17	$0.11

Weighted average shares outstanding:
Basic	34,299	33,540
Diluted	34,844	33,736
The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2007
	(in thousands)
	(unaudited)
Operating Activities
Net income	$5,838	$3,655
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes write-off of license procurement costs	390	272
Write-off of license procurement costs	114	—
Depreciation and amortization	1,265	1,505
Amortization of debt issue costs	29	27
Stock-based compensation	1,514	1,170
Deferred tax benefit	(451)	(259)
Tax benefit realized for stock option exercises	(594)	(109)
Provision for uncollectible accounts	1,387	624
Changes in operating assets and liabilities:
Accounts receivable	89	(5,886)
Other current assets	172	5,040
Accounts payable, accrued nursing home costs, accrued Medicare cap contractual adjustments and other accrued expenses	4,734	(4,494)

Net cash provided by operating activities and discontinued operations	14,487	1,545
Investing Activities
Cash paid for acquisitions and procurement of licenses	(93)	(927)
Cash received from the sale of a hospice program	—	7
(Increase) decrease in short-term investments	(12,156)	9,271
Purchases of property and equipment	(2,481)	(2,871)

Net cash (used in) provided by investing activities	(14,730)	5,480
Financing Activities
Proceeds from issuance of common stock	1,728	421
Tax benefit realized for stock option exercises	594	109
Purchases of treasury stock	(1,999)	—
Payments of debt issue costs	—	(9)
Payments on debt	(1)	(1)

Net cash provided by financing activities	322	520

Net increase in cash and cash equivalents	79	7,545
Cash and cash equivalents, beginning of period	15,183	7,572

Cash and cash equivalents, end of period	$15,262	$15,117

Supplemental cash flow information
Interest paid	$19	$21
Income taxes paid	$—	$112
The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND 2007
1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements of Odyssey HealthCare, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2007.
     The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
USE OF ESTIMATES
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management estimates include an allowance for uncollectible accounts, accrued compensation, accrued Medicare cap contractual allowances, other contractual allowances, accrued nursing home costs, accrued workers’ compensation, accrued patient care costs, accrued income taxes, accrued professional fees, accrued legal settlements, goodwill and intangible asset impairment and stock-based compensation. Actual results could differ from those estimates and such differences could be material.
2. STOCK BENEFIT PLANS
     A summary of stock option activity under the Company’s stock compensation plans at March 31, 2007 is presented below:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding at January 1, 2007	3,852,720	$16.79
Granted	—	$—
Exercised	(148,884)	$2.78
Cancelled	(74,528)	$16.77

Outstanding at March 31, 2007	3,629,308	$17.36	7.34	$2,383,937

Exercisable at March 31, 2007	2,179,140	$18.22	6.37	$2,109,495

     The weighted average deemed fair value of the options granted was $7.21 for the three months ended March 31, 2006. No options were granted during the three months ended March 31, 2007. The total aggregate intrinsic value of options exercised was $1.9 million and $1.6 million during the three months ended March 31, 2006 and 2007, respectively. The total fair value of options that vested during the three months ended March 31, 2006 and 2007 was $0.6 million and $0.7 million, respectively.

     A summary of the Company’s non-vested shares including restricted shares at March 31, 2007 is presented below for the 2001 Equity-Based Compensation Plan (“Compensation Plan”). There are no non-vested shares remaining under the Odyssey HealthCare, Inc. Stock Option Plan (“Stock Option Plan”) as of March 31, 2007.

	Compensation Plan
		Weighted-Average
		Grant-Date Fair
	Shares	Value
Non-vested at January 1, 2007	1,879,327	$7.46
Granted	—	$—
Vested	(104,379)	$6.92
Cancelled	(62,150)	$7.80

Non-vested at March 31, 2007	1,712,798	$7.48

     As of March 31, 2007, there was $11.8 million (pretax) of total unrecognized stock-based compensation expense related to the Company’s non-vested stock-based compensation plans which is expected to be recognized over a weighted-average period of 2.6 years. Cash received from option exercises under stock-based payment arrangements during the three months ended March 31, 2006 and 2007 was $1.7 million and $0.4 million, respectively. There were 1,169,535 shares available for issuance under the Compensation Plan as of March 31, 2007.
     On December 20, 2006, the Company granted additional incentive based restricted stock units (“RSU’s”) to certain employees. The grant of the additional incentive-based RSU’s is dependent upon the Company attaining a specified earnings per share (“EPS”) target for calendar year 2007. The total number of additional incentive based RSU’s that will be eligible for each award recipient is dependent upon the EPS level actually attained by the Company for 2007. If the actual EPS that the Company attains is within any of the EPS ranges specified in the award, the total number of additional incentive-based RSU’s that will be earned and eligible for vesting will be prorated to account for the interim level of EPS. Provided the award recipient remains an employee continuously from the date of grant through the applicable vesting date, 25% of the additional incentive-based RSU’s eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, will vest on the date the Compensation Committee of the Board of the Directors certifies that the EPS target for 2007 has been met. The remaining 75% of the additional incentive-based RSU’s eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, will vest in three equal, annual installments beginning on December 20, 2008. The Company has determined that it is probable that 88,129 of the additional incentive-based RSU’s will be earned and eligible to vest based on a certain EPS target. The fair vale of these additional incentive-based RSU’s is $1.1 million, which represents the fair market value of the common stock of $12.88 per share on the date of grant, which was December 20, 2006. This amount is being recognized as stock-based compensation on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For the three months ended March 31, 2007, the Company recorded stock-based compensation of $0.1 million related to these additional incentive-based RSU’s. As of March 2007, there is approximately $1.0 million (pretax) of total unrecognized stock-based compensation related to these RSU’s. If the Company determines that it will not meet the EPS targets, the RSU’s will not be earned and stock based compensation expense will reverse in subsequent periods.

3. NET INCOME PER COMMON SHARE
     The following table presents the calculation of basic and diluted net income per common share:

	Three Months
	Ended
	March 31,
	2006	2007
	(in thousands, except per
	share amounts)
Numerator
Numerator for net income per share -
Income from continuing operations	$6,228	$3,927
Loss from discontinued operations	$390	$272

Net income	$5,838	$3,655

Denominator
Denominator for basic net income per share – weighted average shares	34,299	33,540
Effect of dilutive securities:
Employee stock options	515	194
Series B Preferred Stock Warrants convertible to common stock	30	2

Denominator for diluted net income per share — adjusted weighted average shares and assumed or actual conversions	34,844	33,736

Income (loss) per common share:
Basic:
Continuing operations	$0.18	$0.12
Discontinued operations	$(0.01)	$(0.01)

Net income	$0.17	$0.11

Diluted:
Continuing operations	$0.18	$0.12
Discontinued operations	$(0.01)	$(0.01)

Net income	$0.17	$0.11

     For the three months ended March 31, 2006 and 2007, options outstanding of 2,563,587 and 3,218,902, respectively, were not included in the computation of diluted earnings per share because either the exercise prices of the options were greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares, and thus the inclusion would have been antidilutive.
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
     On November 21, 2006, the Company announced the adoption of a stock repurchase program to repurchase up to $10.0 million of the Company’s common stock. The Company intends to conduct the stock repurchase in the open market over the twelve month period beginning on November 21, 2006. The timing and the amount of the repurchase of shares during the twelve-month period has been and will continue to be determined by management based on its evaluation of market conditions and other factors. As of March 31, 2007, the Company had repurchased 742,206 shares of common stock at a cost of $9.2 million (average cost of $12.41 per share). As of March 31, 2007, the Company had approximately 33.8 million shares outstanding. No shares were repurchased during the three months ended March 31, 2007. The Company may repurchase up to an additional $0.8 million of common stock under this stock repurchase program. Stock repurchases are being funded out of the Company’s working capital.

5. OTHER ACCRUED EXPENSES
     Other accrued expenses are as follows:

	As of	As of
	December	March
	31, 2006	31, 2007
	(in thousands)
Workers’ compensation	$2,846	$2,761
Inpatient	3,956	4,159
Rent	1,667	1,677
Pharmacy	1,052	562
Medical supplies and durable medical equipment	1,582	1,510
Property taxes	345	151
Medical director fees	234	388
Professional fees	1,135	1,507
New billing system and computer software	3,006	3,006
Other	574	789

	$16,397	$16,510

6. DISCONTINUED OPERATIONS
     During the second quarter of 2006, the Company decided to sell its Salt Lake City, Utah hospice program (“SLC”) located in the Company’s Mountain region based on an ongoing strategic review of its hospice programs. The sale of SLC was completed in July 2006. Certain assets such as furniture/fixtures, equipment, computer hardware, leasehold improvements, prepaid expenses, office lease deposit and licenses were sold to the purchaser. Except for obligations under certain assumed contracts, no other liabilities were assumed by the purchaser.
     On January 29, 2007, the Company announced that it would exit the Tulsa, Oklahoma hospice market which is located in the Company’s Central region. On February 22, 2007, the Company sold its hospice program located in Tulsa, Oklahoma (“Tulsa”). As part of the sale the purchaser assumed the office lease and purchased certain assets such as furniture/fixtures, equipment, deposits and licenses.
     During the three months ended March 31, 2006 and 2007, the Company recorded a charge of approximately $0.4 million and $0.3 million, respectively, net of taxes, or $0.01 per diluted share, which represents the operating losses from SLC and Tulsa. These charges are included in discontinued operations for the respective periods.
     Net revenue and losses for SLC and Tulsa and the write-down of assets sold were included in the consolidated statement of income as “Loss from discontinued operations, net of income taxes,” for all periods presented. The amounts are as follows:

	Three Months
	Ended March 31,
	2006	2007
	(in thousands)
Net patient service revenue	$970	$178

Pre-tax loss from operations	(619)	(426)
Benefit for income taxes	229	154

Loss from discontinued operations, net of income taxes	$(390)	$(272)

7. REVOLVING LINE OF CREDIT
     On May 14, 2004, the Company entered into a credit agreement with General Electric Capital Corporation (as amended on November 1, 2004, February 22, 2006, September 29, 2006, October 19, 2006 and May 4, 2007, the “Credit Agreement”) that provides the Company with a $20.0 million revolving line of credit, subject to three separate $10.0 million increase options. The revolving line of credit will be used, if necessary, to fund future acquisitions, working capital, capital expenditures, and general corporate purposes. Borrowings outstanding under the revolving line of credit bear interest at our option either at LIBOR plus 2.5% or the higher of the prime rate or 50 basis points over the federal funds rate plus 0.5%. The revolving line of credit expires May 14, 2007 and the Company expects to replace it with a new revolving line of credit once it expires. The revolving line of credit has an unused facility fee of 0.375% per annum. No amounts have been drawn on the revolving line of credit as of March 31, 2007. The revolving line of credit is secured by substantially all of the Company’s and its subsidiaries’ existing and after-acquired personal property assets. The Company and its subsidiaries are subject to affirmative and negative covenants under the Credit Agreement. As of March 31, 2007, the Company was in compliance with all covenants under the Credit Agreement.
8. CONTINGENCIES AND GOVERNMENT SETTLEMENT
     On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against the former Chief Executive Officers and former Chief Financial Officer and current Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs of the Company and seven of the current members of the board of directors of the Company and two former members of the board of directors of the Company. The petition alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, members of the board of directors and two former members of the board of directors. The petition sought unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages were sought from the Company. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of the Company, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and was consolidated with the above lawsuit filed by Mr. Connolly. On July 28, 2006, plaintiffs filed a third amended consolidated petition making substantially similar claims as those in the original petition. The individual defendants and the Company filed a motion to dismiss and/or special exceptions on August 15, 2006. On September 28, 2006, the Court granted the individual defendants’ and the Company’s special exceptions and on October 3, 2006 entered a final order of dismissal without prejudice. On November 2, 2006, plaintiffs filed a Notice of Appeal to appeal the Court’s decision to dismiss the petition to the Court of Appeals for the Fifth District of Texas at Dallas. The plaintiffs filed their appellant’s brief with the Court of Appeals on April 17, 2007. The Company’s brief in response is due June 15, 2007. While the Company cannot predict the outcome of the matter, it believes the claims are without merit. If any of these claims are successfully asserted against the defendants, there could be a material adverse effect on the Company under the indemnification provisions found in the Delaware General Corporation Law, the Company’s certificate of incorporation and indemnification agreements entered into between the Company and each of the individual defendants.
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
     From time to time, the Company may be involved in other litigation matters relating to claims that arise in the ordinary course of its business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to the Company, the Company does not believe that the resolution of these other litigation matters to which the Company is currently a party will have a material adverse effect on the Company. As of March 31, 2007, the Company has accrued approximately $1.0 million related to the other litigation matters discussed above.

9. SEGMENT REPORTING
     The Company currently evaluates performance and allocates resources primarily on the basis of cost per day of care and income from continuing operations. The hospice programs that are included in each region may change from time to time, but regions are presented for all periods here in a comparative format. Prior periods have been restated for the reclassification of SLC and Tulsa to discontinued operations. The distribution by regions of the Company’s net patient service revenue, direct hospice care expenses, income (loss) from continuing operations (which is used by management for operating performance review) and average daily census are summarized in the following tables:

	Three Months Ended
	March 31,
	2006	2007
	(in thousands)
Net patient service revenue:
Northeast	$6,977	$8,754
Southeast	8,555	7,879
Central	11,904	10,966
South	11,984	13,655
Texas	19,472	19,544
Midwest	10,870	11,630
Mountain	17,455	16,351
West	15,397	14,591
Corporate	—	—

	$102,614	$103,370

Direct hospice care expenses:
Northeast	$4,384	$5,216
Southeast	5,110	5,020
Central	7,019	7,322
South	7,195	8,947
Texas	11,803	12,722
Midwest	6,261	6,450
Mountain	9,718	8,789
West	8,920	7,938
Corporate	—	(137)

	$60,410	$62,267

Income (loss) from continuing operations before other income (expense):
Northeast	$512	$1,275
Southeast	1,241	832
Central	2,351	899
South	2,050	1,483
Texas	3,645	2,121
Midwest	2,158	2,717
Mountain	4,335	4,200
West	3,379	3,236
Corporate	(10,298)	(11,208)

	$9,373	$5,555

	Three Months Ended
	March 31,
	2006	2007
Average Daily Census:
Northeast	563	705
Southeast	689	620
Central	1,044	1,022
South	1,099	1,282
Texas	1,531	1,572
Midwest	875	907
Mountain	1,310	1,182
West	1,065	971

	8,176	8,261

10. EFFECTIVE TAX RATE
     The Company’s provision for income taxes consists of current and deferred federal and state income tax expenses. The Company’s effective tax rate for the three months ended March 31, 2006 and 2007 was approximately 36.9% and 36.1%, respectively. The Company estimates that its effective tax rate for 2007 will be approximately 36.1%.
11. RECENT ACCOUNTING PRONOUNCEMENTS
     On January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. As a result of the application of the provisions of FIN 48, the Company recorded an adjustment of $0.4 million to its opening balance of retained earnings and reclassified $1.3 million from deferred tax liabilities to other liabilities for uncertain tax positions during the three months ended March 31, 2007. If these liabilities are settled favorably, it could impact the Company’s effective tax rate. The only periods still subject to audit for the Company’s federal tax return are the 2003 through 2006 tax years. The Company will classify interest and penalties in provision for income taxes. No accrual for interest and penalties has been recorded as of March 31, 2007.
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
     In February 2007, the Financial Accounting Standards Board issues Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FASB 159”). FASB 159 is effective for financial statements beginning after November 15, 2007, with early adoption permitted. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains or losses on items for which the fair value option has been elected would be reported in earnings. The objective of FASB 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company has not determined the impact of FASB 159 on its financial position and results of operations.
12. SUBSEQUENT EVENT
     On May 4, 2007, the Company’s Board of Directors approved a $50.0 million stock repurchase program. The Company has been authorized to repurchase up to $50.0 million of its outstanding shares of common stock over the next 12 months either in the open market or through privately negotiated transactions, subject to market conditions and other factors. The Company, which had approximately 33.8 million shares of common stock outstanding as of April 30, 2007, is not obligated to repurchase any specific number of shares under the program. Based on the May 3, 2007, closing price, approximately 4.0 million shares, or 12% of the Company’s outstanding common stock, could be repurchased for $50.0 million. In addition, the Company still has approximately $0.8 million available for stock repurchases under a previously authorized stock repurchase program.
     The repurchased shares will be added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. The stock will be repurchased utilizing available cash and borrowings under the Company’s revolving line of credit.

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
     In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which reflect management’s views only as of the date hereof. We undertake no obligation to revise or update any of the forward-looking statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained under the heading “Government Regulation and Payment Structure” in “Item 1. Business” and the disclosures contained under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2007.
     The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
OVERVIEW
     We are one of the largest providers of hospice care in the United States in terms of both average daily patient census and number of Medicare-certified hospice programs. Through the development of new hospice programs and a series of acquisitions, we now have 80 Medicare-certified hospice programs to serve patients and their families in 30 states. We operate all of our hospice programs through our operating subsidiaries. During the three months ended March 31, 2007, our average daily census was 8,261 patients, which represents a 1.0% increase over our average daily census of 8,176 patients for the three months ended March 31, 2006. Our net patient service revenue of $103.4 million for the three months ended March 31, 2007 represents an increase of 0.7% over our net patient service revenue of $102.6 million for the three months ended March 31, 2006. We reported income from continuing operations of $3.9 million for the three months ended March 31, 2007, which represents a decrease of 37.8% from our income from continuing operations of $6.2 million for the three months ended March 31, 2006. We reported net income of $3.7 million, which includes a $0.3 million loss from discontinued operations, net of taxes, for the three months ended March 31, 2007 compared to net income of $5.8 million for the three months ended March 31, 2006, which includes a $0.4 million loss from discontinued operations, net of taxes. Our decrease in income from continuing operations and net income is primarily due to an increase in operating expenses combined with flat revenue for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.
     On November 21, 2006, we announced the adoption of a stock repurchase program in which we intend to repurchase up to $10.0 million of our common stock. We intend to conduct the stock repurchase in the open market over the twelve month period that began on November 21, 2006. The timing and the amount of any repurchase of shares during the twelve-month period will be determined by management based on its evaluation of market conditions and other factors. As of March 31, 2007, we had repurchased 742,206 shares of our common stock at a cost of $9.2 million (average cost of $12.41 per share). No shares were repurchased during the three months ended March 31, 2007. As of March 31, 2007, we had approximately 33.8 million shares outstanding. We may repurchase up to an additional $0.8 million of common stock under this stock repurchase program.
     On May 4, 2007, our Board of Directors approved a $50.0 million stock repurchase program. We are authorized to repurchase up to $50.0 million of our outstanding shares of common stock over the next 12 months either in the open market or through privately negotiated transactions, subject to market conditions and other factors. We have approximately 33.8 million shares of common stock outstanding as of April 30, 2007 and are not obligated to repurchase any specific number of shares under the program. Based on the May 3, 2007, closing price, approximately 4.0 million shares, or 12% of our outstanding shares of common stock, could be repurchased for $50.0 million. In addition, we still have approximately $0.8 million available for stock repurchases under a previously authorized stock repurchase program.
     The repurchased shares will be added to our treasury shares and may be used for employee stock plans and for other corporate purposes. The stock will be repurchased utilizing available cash and borrowings under our revolving line of credit.
DEVELOPED HOSPICES
     During the first quarter of 2006, our Lubbock, Texas hospice program became Medicare certified.
     During the second quarter of 2006, we received Medicare certification for our Rockford, Illinois and Miami, Florida hospice programs.
     During the third quarter of 2006, we received Medicare certification for our Tyler, Texas hospice program.
     During the fourth quarter of 2006, we received Medicare certification for our Bryan /College Station hospice program.
     During the first quarter of 2007, our hospice program located in Boston, Massachusetts received its state licensure and received its Medicare certification in second quarter of 2007. In addition, during the quarter, we expanded the areas served by our Miami, Florida; Valdosta, Georgia; and Kansas City, Missouri hospice programs with the opening of Medicare certified alternate delivery sites in Monroe County, Florida; Douglas, Georgia; and Kearney, Missouri, respectively. During the first quarter of 2006 and 2007, we incurred pretax start-up losses of approximately $0.4 million and $0.5 million, respectively.
     Once a hospice becomes Medicare certified, the process is started to obtain Medicaid certification. This process takes approximately six months and varies from state to state.
INPATIENT UNIT DEVELOPMENT

     Our freestanding inpatient unit located in Houston, Texas, which was licensed in the third quarter of 2006, received its Medicare certification in the first quarter of 2007. We currently have six inpatient units under development. We incurred approximately $0.8 million in pre-tax losses during the first quarter of 2007 related to these new inpatient units. Until an inpatient unit receives its Medicare certification, we are required to bill Medicare at the routine home care rate, rather than the general inpatient rate, for patients who receive inpatient services at the inpatient facility. During the period of time between the licensure date and the Medicare certification date the inpatient unit is fully staffed, which contributes substantially to the losses incurred by us during the development of new inpatient facilities.
DISCONTINUED OPERATIONS
     During the second quarter of 2006, we decided to sell our Salt Lake City, Utah hospice program (“SLC”) located in our Mountain region, based on an ongoing strategic review of our hospice programs. The sale of SLC was completed in July 2006. Certain assets such as furniture/fixtures, equipment, computer hardware, leasehold improvements, prepaid expenses, office lease deposit and licenses were sold to the purchaser. Except for obligations under certain assumed contracts, no other liabilities were assumed by the purchaser.
     On January 29, 2007, we announced that we would exit the Tulsa, Oklahoma hospice market which is located in our Central region. On February 22, 2007, we sold our hospice program located in Tulsa, Oklahoma (“Tulsa”). Tulsa incurred a pre-tax loss of approximately $0.8 million for the year ended December 31, 2006. As part of the sale the purchaser assumed the office lease and purchased certain assets such as furniture/fixtures, equipment, deposits and licenses.
     During the three months ended March 31, 2006 and 2007, we recorded a charge of approximately $0.4 million and $0.3 million, respectively, net of taxes, or $0.01 per diluted share, which represents the operating losses from SLC and Tulsa. These charges are included in discontinued operations for the respective periods.
     Our results of operations and statistics for prior periods have been restated to reflect the reclassification of SLC and Tulsa to discontinued operations.
ACQUISITIONS
     During the first quarter of 2007, we acquired a hospice program located in Athens, Georgia for $175,000 which was integrated into our existing hospice program in Athens, Georgia.
     We accounted for this acquisition as a purchase. As part of our ongoing acquisition strategy, we are continually evaluating potential acquisition opportunities.
     Goodwill from our hospice acquisitions was $98.2 million as of March 31, 2007, representing 53.0% of stockholders’ equity and 36.2% of total assets as of March 31, 2007. We account for goodwill and other intangible assets based on the provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are reviewed for impairment annually (during the fourth quarter) or more frequently if indicators arise. As of March 31, 2007, no impairment charges have been recorded by us. Other intangible assets continue to be amortized over their useful lives.
NET PATIENT SERVICE REVENUE
     Net patient service revenue is the estimated net realizable revenue from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered to our patients. To determine net patient service revenue, we adjust gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap contractual adjustments. Net patient service revenue does not include charity care or the Medicaid room and board payments. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 92.7% and 92.9% of our net patient service revenue for the three months ended March 31, 2006 and 2007, respectively. Services provided under Medicaid programs represented approximately 4.4% and 4.2% of our net patient service revenue for the three months ended March 31, 2006 and 2007, respectively. The payments we receive from Medicare and Medicaid are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.
     The four main levels of care we provide are routine home care, general inpatient care, continuous home care and inpatient respite care. We also receive reimbursement for physician services, self-pay and non-governmental room and board. Routine home care is the largest component of our gross patient service revenue, representing 87.2% and 88.7% of gross patient service revenue for the three months ended March 31, 2006 and 2007, respectively. General inpatient care represented 7.1% and 7.2% of gross patient service revenue for the three months ended March 31, 2006 and 2007, respectively. Continuous home care represented 4.9% and 3.2% of gross patient service revenue for the three months ended March 31, 2006 and 2007, respectively. Inpatient respite care and reimbursement for physician services, self-pay and non-governmental room and board represents the remaining 0.8% and 0.9% of gross patient service revenue for the three months ended March 31, 2006 and 2007, respectively.
     The principal factors that impact net patient service revenue are our average daily census, levels of care, annual changes in Medicare and Medicaid payment rates due to adjustments for inflation and estimated Medicare cap contractual adjustments. Average daily census is affected by the number of patients referred and admitted into our hospice programs and average length of stay of those patients once admitted. Average length of stay is impacted by patients’ decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay has increased from 84.6 days for the three months ended March 31, 2006 to 85.2 days for the three months ended March 31, 2007.
     Payment rates under the Medicare and Medicaid programs are indexed for inflation annually; however, the increases have historically been less than actual inflation. On October 1, 2005 and 2006, the base Medicare payment rates for hospice care increased by approximately 3.7% and 3.4%, respectively, over the base rates previously in effect. These rates were further adjusted geographically by the hospice wage index. Due to the effect of the Medicare cap contractual adjustment and the effect of the wage index, our effective rate increase during the three months ended March 31, 2007 was 2.6%. In the future, reductions in, or reductions in the rate of increase of, Medicare and Medicaid payments may have an adverse impact on our net patient service revenue and profitability.
MEDICARE REGULATION
     The Medicare Cap. Various provisions were included in the legislation creating the Medicare hospice benefit to manage the cost to the Medicare program for hospice, including the patient’s waiver of curative care requirement, the six-month terminal prognosis requirement and the Medicare payment caps. The Medicare hospice benefit includes two fixed annual caps on payment, both of which are assessed on a program-by-program basis. One cap is an absolute dollar amount; the other limits the number of days of inpatient care. None of our hospice programs exceeded the payment limits on general inpatient care services for the three months ended March 31, 2006 and 2007. The caps are calculated from November 1 through October 31 of each year.
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

     The following table shows the amounts accrued and paid for the Medicare cap contractual adjustments for the years ended December 31, 2005 and 2006 and for the three months ended March 31, 2007, respectively:

	Accrued Medicare Cap Contractual Adjustments
	Year ended December 31,				Three Months Ended
					March 31,
	2005		2006		2007
	(in thousands)
Beginning balance — accrued Medicare cap contractual adjustments	$2,915		$14,883		$26,679
Medicare cap contractual adjustments	9,554	(1)	15,423	(2)	2,030
Medicare cap contractual adjustments — discontinued operations	2,414	(3)	1,041	(3)	203	(3)
Payments to Medicare fiscal intermediaries	0		(1,983)		(4,291)
Reclassification to accounts payable	0		(2,685	)(4)	0

Ending balance — accrued Medicare cap contractual adjustments	$14,883		$26,679		$24,621

(1)	On August 26, 2005, the Centers for Medicare & Medicaid Services (“CMS”) issued Change Request Transmittal 663 publishing the final Medicare per beneficiary cap amount of $19,778 for the 2005 Medicare cap year ended October 31, 2005 and indicated that the cap amount for the 2004 Medicare cap year ended October 31, 2004 was incorrectly computed. This cap amount was lower than the estimated cap amount that we used for 2005 due to CMS’s error in computing the cap amount for the 2004 Medicare cap year. As a result, the 2005 accrued Medicare cap contractual adjustment of $9.6 million includes $1.0 million for the lower 2005 Medicare cap amount and an additional $1.1 million for the 2003 and 2004 Medicare cap years for the estimated impact of the revised cap amounts. CMS recently announced that it has instructed its fiscal intermediaries to assess and collect the additional 2003 and 2004 Medicare cap amounts.

(2)	Includes additional accrual of $3.8 million related to the 2005 Medicare cap year.

(3)	Medicare cap contractual adjustments reclassified to discontinued operations are related to the Salt Lake City and Tulsa hospice programs which were sold in July 2006 and February 2007, respectively.

(4)	Amounts were reclassified from accrued Medicare cap contractual adjustments to accounts payable in December 2006 and were paid in January 2007 to the Medicare fiscal intermediary.
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

     General and administrative expenses primarily include non-patient care salaries (including salaries for our general managers, directors of patient services, patient care managers, community education representatives and other non-patient care staff), payroll taxes, employee benefits, office leases, professional fees and other operating costs.
     The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for the three months ended March 31, 2006 and 2007, respectively:

	Three Months Ended
	March 31,
	2006	2007
Direct hospice care expenses:
Salaries, benefits and payroll taxes	39.4%	40.4%
Pharmaceuticals	5.0	5.5
Medical equipment and supplies	5.1	5.2
Inpatient costs	2.9	2.3
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	6.5	6.8

Total	58.9%	60.2%

General and administrative expenses:
Salaries, benefits and payroll taxes	16.7%	18.5%
Stock-based compensation	1.5	1.1
Leases	2.8	3.3
Legal and accounting fees	1.0	1.0
Other (including insurance, recruiting, travel, telephone and printing )	7.4	8.4

Total	29.4%	32.3%

     The following table sets forth the cost per day of care represented by the items included in direct hospice care expenses and general and administrative expenses for the three months ended March 31, 2006 and 2007, respectively:

	Three Months Ended
	March 31,
	2006	2007
Direct hospice care expenses:
Salaries, benefits and payroll taxes	$54.96	$56.15
Pharmaceuticals	6.99	7.71
Medical equipment and supplies	7.16	7.18
Inpatient costs	3.97	3.20
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	9.02	9.51

Total	$82.10	$83.75

General and administrative expenses:
Salaries, benefits and payroll taxes	$23.23	$25.79
Stock-based compensation	2.06	1.57
Leases	3.85	4.64
Legal and accounting fees	1.42	1.45
Other (including insurance, recruiting, travel, telephone and printing )	10.46	11.50

Total	$41.02	$44.95

PROVISION FOR INCOME TAXES
     Our provision for income taxes consists of current and deferred federal and state income tax expenses. Our effective tax rate for the three months ended March 31, 2006 and 2007 was approximately 36.9% and 36.1%, respectively. We estimate that our effective tax rate for 2007 will be approximately 36.1%.

RESULTS OF OPERATIONS
     The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the three months ended March 31, 2006 and 2007, respectively.

	Three Months Ended
	March 31,
	2006	2007
Net patient service revenue	100.0%	100.0%
Operating expenses:
Direct hospice care	58.9	60.2
General and administrative	29.4	32.3
Provision for uncollectible accounts	1.4	0.6
Depreciation	1.1	1.4
Amortization	0.1	0.1

	90.9	94.6

Income from continuing operations before other income (expense)	9.1	5.4
Other income (expense), net	0.5	0.6

Income from continuing operations before provision for income taxes	9.6	6.0
Provision for income taxes	3.5	2.1

Income from continuing operations	6.1	3.9
Loss from discontinued operations, net of income taxes	0.4	0.3

Net income	5.7%	3.6%

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007
     The following table summarizes and compares our results of operations for the three months ended March 31, 2006 and 2007, respectively:

	Three Months
	Ended March 31,
	2006	2007	$ Change	% Change
	(in thousands, except % change)
Net patient service revenue	$102,614	$103,370	$756	0.7%
Operating expenses:
Direct hospice care	60,410	62,267	1,857	3.1%
General and administrative	30,179	33,419	3,240	10.7%
Provision for uncollectible accounts	1,387	624	(763)	(55.0%)
Depreciation and amortization	1,265	1,505	240	19.0%

	93,241	97,815	4,574	4.9%

Income from continuing operations before other income	9,373	5,555	(3,818)	(40.7%)
Other income, net	504	592	88	17.5%

Income from continuing operations before provision for income taxes	9,877	6,147	(3,730)	(37.8%)
Provision for income taxes	3,649	2,220	(1,429)	(39.2%)

Income from continuing operations	6,228	3,927	(2,301)	(36.9%)
Loss from discontinued operations, net of income taxes	390	272	(118)	(30.3%)

Net income	$5,838	$3,655	$(2,183)	(37.4%)

Net Patient Service Revenue
     Net patient service revenue increased $0.8 million, or 0.7%, from $102.6 million for the three months ended March 31, 2006 to $103.4 million for the three months ended March 31, 2007, due primarily to an increase in average daily patient census of 85, or 1.0%, from 8,176 patients for the three months ended March 31, 2006 to 8,261 patients for the three months ended March 31, 2007. This resulted in increased billable days of 7,662. Net patient service revenue per day of care was $139.46 and $139.04 for the three months ended March 31, 2006 and 2007, respectively. The increase in net patient service revenue was offset by the Medicare cap contractual adjustment of $1.2 million and $2.0 million for the three months ended March 31, 2006 and 2007, respectively. Medicare revenues represented 92.7% and 92.9% of our net patient service revenue for the three months ended March 31, 2006 and 2007, respectively. Medicaid revenues represented 4.4% and 4.2% of our net patient service revenue for the three months ended March 31, 2006 and 2007, respectively.
Direct Hospice Care Expenses
     Direct hospice care expenses increased $1.9 million, or 3.1%, from $60.4 million for the three months ended March 31, 2006 to $62.3 million for the three months ended March 31, 2007. Salaries, benefits and payroll tax expense increased $1.3 million, or 3.2%, from $40.4 million for the three months ended March 31, 2006 to $41.7 million for the three months ended March 31, 2007. This increase is primarily due to annual salary increases and the overall census growth at our hospice programs. In addition, pharmacy costs increased $0.6 million, or 11.4%, from $5.1 million for the three months ended March 31, 2006 to $5.7 million for the three months ended March 31, 2007. On a cost per day of care basis, direct hospice care expenses increased from $82.10 to $83.75 for the three months ended March 31, 2006 and 2007, respectively, salaries, benefits and payroll tax expense increased from $54.96 to $56.15 for the three months ended March 31, 2006 and 2007, respectively, and pharmacy costs increased from $6.99 to $7.71 for the three months ended March 31, 2006 and 2007, respectively.
General and Administrative Expenses
     General and administrative expenses increased $3.2 million, or 10.7%, from $30.2 million for the three months ended March 31, 2006, to $33.4 million for the three months ended March 31, 2007. Salaries, benefits and payroll tax expense increased $2.1 million, or 12.2%, from $17.1 million for the three months ended March 31, 2006, to $19.2 million for the three months ended March 31, 2007. This increase is primarily due to annual salary increases and an increase in the number of employees at our hospice programs and at our support center. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 16.7% to 18.5% for the three months ended March 31, 2006 and 2007, respectively. Lease expense related to office leases increased $0.6 million, or 21.8%, from $2.8 million for the three months ended March 31, 2006, to $3.4 million for the three months ended March 31, 2007. This increase is primarily due to new and additional office leases for hospice programs and inpatient units. In addition, there was approximately $0.4 million in incremental costs for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 related to the new integrated billing, clinical management and electronic medical records system. On a cost per day of care basis, total general and administrative expenses increased from $41.02 to $44.95 for the three months ended March 31, 2006 and 2007, respectively, due primarily to the increases noted above.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts decreased $0.8 million, or 55.0%, from $1.4 million for the three months ended March 31, 2006 to $0.6 million for the three months ended March 31, 2007, due primarily to a decrease in Medicaid accounts that are greater than 120 days which are reserved for at a higher rate. As a percentage of net patient service revenue, our provision for uncollectible accounts was 1.4% and 0.6% for the three months ended March 31, 2006 and 2007, respectively.
Depreciation and Amortization Expense
     Depreciation and amortization expense increased $0.2 million, or 19.0%, from $1.3 million for the three months ended March 31, 2006 to $1.5 million for the three months ended March 31, 2007. This increase was related to inpatient unit development and the new integrated billing, clinical management and electronic medical records system. As a percentage of net patient service revenue, depreciation and amortization expense increased from 1.2% to 1.5% for the three months ended March 31, 2006 and 2007, respectively.

Other Income (Expense)
     Other income increased $0.1 million, or 17.5%, from $0.5 million for the three months ended March 31, 2006 to $0.6 million for the three months ended March 31, 2007. Interest income increased $0.1 million, or 15.9%, from $0.5 million for the three months ended March 31, 2006 to $0.6 million for the three months ended March 31, 2007, due to an increase in the interest rates earned on our short-term investments. Interest expense is primarily associated with the unused facility fee and amortization of deferred costs related to our revolving line of credit. See Note 7 to our unaudited consolidated financial statements.
Provision for Income Taxes
     Our provision for income taxes decreased $1.4 million, or 39.2%, from $3.6 million for the three months ended March 31, 2006 to $2.2 million for the three months ended March 31, 2007. We had an effective income tax rate of approximately 36.9% and 36.1% for the three months ended March 31, 2006 and 2007, respectively. The effective tax rate for the three months ended March 31, 2007 was impacted by the sale of the Tulsa hospice program. We expect the effective tax rate to be approximately 36.1% for the remainder of 2007.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal liquidity requirements are for the Medicare cap contractual adjustments, acquisition and implementation of a new integrated billing, clinical management and electronic medical records system, working capital, new hospice program and inpatient development, hospice acquisitions, stock repurchases program, debt service and other capital expenditures. We finance these requirements primarily with existing funds, cash flows from operating activities, operating leases, and normal trade credit terms. As of March 31, 2007, we had cash and cash equivalents of $15.1 million and working capital of $74.7 million. At such date, we also had short-term investments of $53.1 million.
     Cash provided by operating activities was $14.5 million and $1.5 million for the three months ended March 31, 2006 and 2007, respectively, and represented net income generated, non-cash charges related to depreciation, amortization, stock-based compensation and taxes and increases and decreases in working capital. We paid $7.1 million to Medicare related to 2005 Medicare cap year ended contractual adjustments during the three months ended March 31, 2007 compared to $0.6 million paid to Medicare related to the 2004 Medicare cap year ended contractual adjustments during the three months ended March 31, 2006. Our days outstanding in accounts receivable increased from 45.5 days as of December 31, 2006 to 49.9 days as of March 31, 2007. This increase in days is due to an increase in additional development requests (“ADR’s”) from Medicare which resulted in a decrease in collections from Medicare and an increase in Medicare accounts receivable.
     Investing activities, consisting primarily of cash paid to purchase property and equipment and to purchase or sell short-term investments, used cash of $14.7 million and generated cash of $5.5 million for the three months ended March 31, 2006 and 2007, respectively. During the three months ended March 31, 2007, the generation of cash was due primarily to our conversion of short-term investments to cash. For the three months ended March 31, 2007, property and equipment purchases were primarily related to inpatient business development and the new integrated billing, clinical management and electronic medical records system.
     Net cash provided by financing activities was $0.3 million and $0.5 million for the three months ended March 31, 2006 and 2007, respectively, and represented proceeds from the issuance of common stock and payments related to our stock repurchase program.
     On May 14, 2004, we entered into a credit agreement with General Electric Capital Corporation (as amended on November 1, 2004, February 22, 2006, September 29, 2006, October 19, 2006 and May 4, 2007, the “Credit Agreement”) that provides us with a $20.0 million revolving line of credit, subject to three separate $10.0 million increase options. The revolving line of credit will be used, if necessary, to fund future acquisitions, working capital, capital expenditures and general corporate purposes. Borrowings outstanding under the revolving line of credit will bear interest at our option either at (a) LIBOR plus 2.5% or (b) 0.5% plus the higher of (i) the prime rate or (ii) 50 basis points over the federal funds rate. The revolving line of credit expires May 14, 2007. Upon its termination, we expect to enter into a new credit agreement. The revolving line of credit has an unused facility fee of 0.375% per annum. No amounts have been drawn on the revolving line of credit as of March 31, 2007. The revolving line of credit is secured by substantially all of our and our subsidiaries’ existing and after-acquired personal property assets. We and our subsidiaries are subject to affirmative and negative covenants under the Credit Agreement. As of March 31, 2007, we were in compliance with all covenants under the Credit Agreement.

     We expect that our principal liquidity requirements will be for Medicare cap contractual adjustments, acquisition and implementation of a new integrated billing, clinical management and electronic medical records system, working capital, new hospice program and inpatient development, hospice acquisitions, stock repurchases, debt service and other capital expenditures. We expect that our existing funds, cash flows from operating activities, operating leases, normal trade credit terms, our existing revolving line of credit under the Credit Agreement and any new credit agreement entered into upon the expiration of our current Credit Agreement will be sufficient to fund our principal liquidity requirements for at least 12 months following the date of this Quarterly Report on Form 10-Q. If we are unable to enter into a new credit agreement on satisfactory terms, then our ability to fund our principal liquidity requirements could be negatively impacted. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including receipt of payments for our services, changes in the Medicare per beneficiary cap amount, changes in Medicare payment rates, regulatory changes and compliance with new regulations, expense levels, capital expenditures, development of new hospices and acquisitions, government and private party legal proceedings and investigations and our ability to enter into a new credit agreement on satisfactory terms to us.
OFF-BALANCE SHEET ARRANGEMENTS
     As of March 31, 2007, we did not have any off-balance sheet arrangements.
RECENT ACCOUNTING PRONOUNCEMENTS
     On January 1, 2007, we adopted the Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. As a result of the application of the provisions of FIN 48, we recorded an adjustment of $0.4 million to our opening balance of retained earnings and reclassified $1.3 million from deferred tax liabilities to other liabilities for uncertain tax positions during the three months ended March 31, 2007. If these liabilities are settled favorably, it could impact our effective tax rate. The only periods still subject to audit for our federal tax return are the 2003 through 2006 tax years. We will classify interest and penalties in provision for income taxes. No accrual for interest and penalties has been recorded as of March 31, 2007.
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
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FASB 159”). FASB 159 is effective for financial statements beginning after November 15, 2007, with early adoption permitted. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains or losses on items for which the fair value option has been elected would be reported in earnings. The objective of FASB 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We have not determined the impact of FASB 159 on our financial position and results of operations.
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
     For the three months ended March 31, 2007, Medicare and Medicaid services constituted 92.9% and 4.2% of our net patient service revenue, respectively.

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
ITEM 4. CONTROLS AND PROCEDURES
     Our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007, and based on such evaluation have concluded that such disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against two former Chief Executive Officers and former Chief Financial Officer, and current Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs of the Company and seven of the current members of our board of directors and two former members of our board of directors. The petition alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, members of the board of directors and two former members of the board of directors. The petition sought unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages were sought from us. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of us, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and was consolidated with the above lawsuit filed by Mr. Connolly. On July 28, 2006, plaintiffs filed a third amended consolidated petition making substantially similar claims as those in the original petition. The individual defendants and the Company filed special exceptions and/or a motion to dismiss on August 15, 2006. On September 28, 2006, the Court granted the individual defendants’ and the Company’s special exceptions and on October 3, 2006 entered a final order of dismissal without prejudice. On November 2, 2006, plaintiffs’ filed a Notice of Appeal to appeal the Court’s decision to dismiss the petition to the Court of Appeals for the Fifth District of Texas at Dallas. The plaintiffs filed their appellant’s brief with the Court of appeals on April 17, 2007. Our brief in response is due June 15, 2007. While we cannot predict the outcome of this matter, we believe the claims are without merit. If any of these claims are successfully asserted against the defendants, there could be a material adverse effect on us under the indemnification provisions found in the Delaware General Corporation Law, our certificate of incorporation and indemnification agreements entered into between us and each of the individual defendants.
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
     From time to time, we may be involved in other litigation matters relating to claims that arise in the ordinary course of our business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to us, we do not believe that the resolution of these other litigation matters to which we are currently a party will have a material adverse effect on us. As of March 31, 2007, we have accrued approximately $1.0 million related to the other litigation matters discussed above.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On November 21, 2006, we announced the adoption of a new stock repurchase program in which we intend to repurchase up to $10.0 million of our common stock. We intend to conduct the stock repurchase in the open market over the twelve month period beginning on November 21, 2006. The timing and the amount of any repurchase of shares during the twelve-month period will be determined by management based on its evaluation of market conditions and other factors. As of March 31, 2007, we had repurchased 742,206 shares of our common stock at a cost of $9.2 million (average cost of $12.41 per share). As of March 31, 2007, we had approximately 33.8 million shares outstanding. We may repurchase up to an additional $0.8 million of common stock under our stock repurchase program. Stock repurchases are being funded out of our working capital. The following table sets forth the repurchase data for each of the three months during the first quarter ended March 31, 2007:

				(d)
			(c)	Approximate
			Total Number of Shares	Dollar Value of
	(a)	(b)	Purchased as Part	Shares that May
	Total Number	Average	of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
January 1-January 31	—	—	—	$790,261
February 1-February 28	—	—	—	$790,261
March 1-March 31	—	—	—	$790,261
Total	—	—	—	$790,261

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)

4.2	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.3	Rights Agreement dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

10.1	Agreement, by and among Odyssey HealthCare, Inc. and Richard R. Burnham, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 1, 2007)

10.2	Form of Restricted Stock Unit Award Agreement under the Odyssey HealthCare Inc. 2001 Equity-Based Compensation Plan – Time Based RSU Award (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 26, 2007)

10.3	Form of Restricted Stock Unit Award Agreement under the Odyssey HealthCare Inc. 2001 Equity-Based Compensation Plan – Additional Incentive Based RSU Award (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 26, 2007)

31.1	Certification required by Rule 13a-14(a), dated May 9, 2007, by Robert A. Lefton, Chief Executive Officer*

31.2	Certification required by Rule 13a-14(a), dated May 9, 2007, by R. Dirk Allison, Chief Financial Officer*

32.1	Certification required by Rule 13a-14(b), dated May 9, 2007, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY HEALTHCARE, INC.
Date: May 9, 2007	By:	/s/ Robert A. Lefton
Robert A. Lefton
President and Chief Executive Officer

Date: May 9, 2007	By:	/s/ R. Dirk Allison
R. Dirk Allison
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)

4.2	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.3	Rights Agreement dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

10.1	Agreement, by and among Odyssey HealthCare, Inc. and Richard R. Burnham, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 1, 2007)

10.2	Form of Restricted Stock Unit Award Agreement under the Odyssey HealthCare Inc. 2001 Equity-Based Compensation Plan – Time Based RSU Award (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 26, 2007)

10.3	Form of Restricted Stock Unit Award Agreement under the Odyssey HealthCare Inc. 2001 Equity-Based Compensation Plan – Additional Incentive Based RSU Award (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 26, 2007)

31.1	Certification required by Rule 13a-14(a), dated May 9, 2007, by Robert A. Lefton, Chief Executive Officer*

31.2	Certification required by Rule 13a-14(a), dated May 9, 2007, by R. Dirk Allison, Chief Financial Officer*

32.1	Certification required by Rule 13a-14(b), dated May 9, 2007, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer**

*	Filed herewith.

**	Furnished herewith.