Form 10-Q
period 2007-06-30
ODYSSEY HEALTHCARE INC
filed 2007-08-09
CIK 1129623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
Yes ☐ No ☑
     The number of outstanding shares of the issuer’s common stock as of August 6, 2007 was as follows: 32,809,927 shares of Common Stock, $0.001 par value per share.

FORM 10-Q
ODYSSEY HEALTHCARE, INC.
FOR THE QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2006	2007
	(in thousands, except
	share and per share
	amounts)
	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,572	$13,279
Short-term investments	62,390	46,086
Accounts receivable from patient services, net of allowance for uncollectible accounts of $2,501 and $2,687 at December 31, 2006, and June 30, 2007, respectively	64,007	75,386
Income taxes receivable	6,134	608
Deferred tax asset	—	654
Prepaid expenses and other current assets	5,773	5,904
Assets of discontinued operations	631	216

Total current assets	146,507	142,133
Property and equipment, net of accumulated depreciation	20,563	23,907
Goodwill	98,179	98,179
Intangibles, net of accumulated amortization	4,737	6,169

Total assets	$269,986	$270,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,171	$3,942
Accrued compensation	14,089	14,239
Accrued nursing home costs	11,584	13,314
Accrued Medicare cap contractual adjustments	26,679	24,666
Other accrued expenses	16,397	17,414
Deferred tax liability	209	—
Income taxes payable	—	1,320
Current maturities of long-term debt	2	2

Total current liabilities	76,131	74,897
Long-term debt, less current maturities	1	—
Deferred tax liability	13,720	13,950
Other liabilities	538	1,468
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares — 75,000,000
Issued shares — 37,870,373 and 38,040,285 at December 31, 2006 and June 30, 2007, respectively	38	38
Additional paid-in capital	108,682	111,690
Retained earnings	126,921	135,137
Treasury stock, at cost, 4,230,972 and 5,043,672 shares held at December 31, 2006, and June 30, 2007, respectively	(56,045)	(66,792)

Total stockholders’ equity	179,596	180,073

Total liabilities and stockholders’ equity	$269,986	$270,388

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2007	2006	2007
	(in thousands, except per		(in thousands, except per
	share amounts)		share amounts)
	(unaudited)		(unaudited)
Net patient service revenue	$101,491	$104,032	$201,865	$205,284
Operating expenses:
Direct hospice care	58,962	62,192	117,802	122,955
General and administrative – hospice care	20,345	22,581	40,032	44,553
General and administrative – support center	9,820	10,262	19,543	20,888
Provision for uncollectible accounts	688	1,207	2,057	1,819
Depreciation	1,191	1,415	2,311	2,814
Amortization	84	69	177	128

	91,090	97,726	181,922	193,157

Income from continuing operations before other income (expense)	10,401	6,306	19,943	12,127
Other income (expense):
Interest income	695	618	1,247	1,258
Interest expense	(44)	(49)	(93)	(97)

	651	569	1,154	1,161

Income from continuing operations before provision for income taxes	11,052	6,875	21,097	13,288
Provision for income taxes	4,053	2,410	7,763	4,726

Income from continuing operations	6,999	4,465	13,334	8,562
Loss from discontinued operations, net of income taxes	506	287	1,003	729

Net income	$6,493	$4,178	$12,331	$7,833

Income (loss) per common share:
Basic:
Continuing operations	$0.20	$0.13	$0.39	$0.25

Discontinued operations	$(0.01)	$0.00	$(0.03)	$(0.02)

Net income	$0.19	$0.13	$0.36	$0.23

Diluted:
Continuing operations	$0.20	$0.13	$0.38	$0.25

Discontinued operations	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Net income	$0.19	$0.12	$0.35	$0.23

Weighted average shares outstanding:
Basic	34,202	33,276	34,250	33,407
Diluted	34,676	33,466	34,741	33,590
The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2007
	(in thousands)
	(unaudited)
Operating Activities
Net income	$12,331	$7,833
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	1,003	729
Depreciation and amortization	2,488	2,942
Amortization of debt issue costs	55	54
Stock-based compensation	2,919	2,051
Deferred tax benefit	(230)	(633)
Tax benefit realized for stock option exercises	(734)	(115)
Provision for uncollectible accounts	2,057	1,819
Changes in operating assets and liabilities:
Accounts receivable	(1,413)	(13,198)
Other current assets	(924)	5,801
Accounts payable, accrued nursing home costs, accrued Medicare cap contractual adjustments and other accrued expenses	3,858	(324)

Net cash provided by operating activities and discontinued operations	21,410	6,959
Investing Activities
Cash paid for acquisitions and procurement of licenses	(35)	(1,273)
Cash received from the sale of hospice programs	—	430
Decrease in short-term investments	1,513	16,304
Purchases of property and equipment	(4,977)	(6,581)

Net cash (used in) provided by investing activities	(3,499)	8,880
Financing Activities
Proceeds from issuance of common stock	2,631	842
Tax benefit realized for stock option exercises	734	115
Purchases of treasury stock	(8,280)	(10,747)
Payments of debt issue costs	—	(341)
Payments on debt	(3)	(1)

Net cash used in financing activities	(4,918)	(10,132)

Net increase in cash and cash equivalents	12,993	5,707

Cash and cash equivalents, beginning of period	15,183	7,572

Cash and cash equivalents, end of period	$28,176	$13,279

Supplemental cash flow information
Interest paid	$38	$42
Income taxes paid	$6,934	$194
The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2006, AND 2007
1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements of Odyssey HealthCare, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2007.
     The consolidated balance sheet at December 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
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
2. STOCK BENEFIT PLANS
     A summary of stock option activity under the Company’s stock compensation plans at June 30, 2007 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at January 1, 2007	3,852,720	$16.79
Granted	70,400	$13.24
Exercised	(167,459)	$3.58
Cancelled	(433,917)	$19.54

Outstanding at June 30, 2007	3,321,744	$17.02	7.13	$1,435,917

Exercisable at June 30, 2007	2,034,352	$17.86	6.13	$1,435,917

     The weighted average deemed fair value of the options granted was $6.03 for the six months ended June 30, 2007. The total aggregate intrinsic value of options exercised was $2.3 million and $1.6 million during the six months ended June 30, 2006, and 2007, respectively. The total fair value of options that vested during the six months ended June 30, 2006, and 2007 was $1.2 million and $1.1 million, respectively.

A summary of the Company’s non-vested shares including restricted shares at June 30, 2007 is presented below for the 2001 Equity-Based Compensation Plan (“Compensation Plan”). There are no non-vested shares remaining under the Odyssey HealthCare, Inc. Stock Option Plan (“Stock Option Plan”) as of June 30, 2007.

	Compensation Plan
		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2007	1,879,327	$7.46
Granted	98,400	$7.93
Exercised	(164,968)	$6.60
Cancelled	(256,817)	$7.69

Non-vested at June 30, 2007	1,555,942	$7.54

     As of June 30, 2007, there was $11.3 million (pretax) of total unrecognized stock-based compensation expense related to the Company’s non-vested stock-based compensation plans which is expected to be recognized over a weighted-average period of 2.6 years. Cash received from option exercises under stock-based payment arrangements during the six months ended June 30, 2006, and 2007, respectively was $2.6 million and $0.6 million, respectively. There were 1,387,286 shares available for issuance under the Compensation Plan as of June 30, 2007.
     On December 20, 2006, the Company granted 88,129 incentive-based restricted stock units (“RSUs”) to certain employees. The vesting of the incentive-based RSUs is dependent upon the Company attaining a specified earnings per share (“EPS”) target for calendar year 2007. The total number of incentive-based RSUs that will be eligible for each award recipient is dependent on the EPS level actually attained by the Company for 2007. If the actual EPS that the Company attains is within any of the EPS ranges specified in the award, the total number of incentive-based RSUs that will be earned and eligible for vesting will be prorated to account for the interim level of EPS. Provided the award recipient remains an employee continuously from the date of grant through the applicable vesting date, 25% of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, will vest on the date the Compensation Committee of the board of the directors of the Company certifies that the EPS target for 2007 has been met. The remaining 75% of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, will vest in three equal, annual installments beginning on December 20, 2008. The Company previously recognized $0.1 million in stock-based compensation related to the incentive-based RSUs for the three months ended March 31, 2007. As of June 30, 2007, the Company determined it is not probable the incentive-based RSUs will be earned and eligible to vest based on the specified EPS target. As a result of this determination, stock-based compensation was reduced by approximately $0.1 million for the three months ended June 30, 2007.

3. NET INCOME PER COMMON SHARE
     The following table presents the calculation of basic and diluted net income per common share:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(in thousands, except per		(in thousands, except
	share amounts)		per share amounts)
Numerator
Numerator for net income per share
Income from continuing operations	$6,999	$4,465	$13,334	$8,562
Loss from discontinued operations, net of income taxes	$(506)	$(287)	$(1,003)	$(729)

Net income	$6,493	$4,178	$12,331	$7,833

Denominator
Denominator for basic net income per share – weighted average shares	34,202	33,276	34,250	33,407
Effect of dilutive securities:
Employee stock options	472	188	489	181
Series B Preferred Stock Warrants convertible to common stock	2	2	2	2

Denominator for diluted net income per share — adjusted weighted average shares and assumed or actual conversions	34,676	33,466	34,741	33,590

Income (loss) per common share:
Basic:
Continuing operations	$0.20	$0.13	$0.39	$0.25
Discontinued operations	$(0.01)	$0.00	$(0.03)	$(0.02)

Net income	$0.19	$0.13	$0.36	$0.23

Diluted:
Continuing operations	$0.20	$0.13	$0.38	$0.25
Discontinued operations	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Net income	$0.19	$0.12	$0.35	$0.23

     For each of the three and six months ended June 30, 2007, options outstanding of 2,928,663 were not included in the computation of diluted earnings per share because either the exercise prices of the options were greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares, and thus the inclusion would have been antidilutive. For the three and six months ended June 30, 2006, options outstanding of 2,563,680 and 2,528,112, respectively, were not included in the computation of diluted earnings per share due to the reasons noted above.
4. REPURCHASE OF COMMON STOCK
     On November 21, 2006, the Company announced the adoption of a stock repurchase program to repurchase up to $10.0 million of the Company’s common stock over a twelve month period. The timing and the amount of the repurchase of shares during the twelve-month period was determined by management based on its evaluation of market conditions and other factors. The Company completed its stock repurchase program in May 2007 and repurchased an aggregate of 801,683 shares of common stock at a total cost of $10.0 million (average cost of $12.47 per share). Stock repurchases were funded out of the Company’s working capital.
     On May 4, 2007, the Company announced the adoption of a stock repurchase program to purchase up to $50.0 million of the Company’s common stock over the twelve month period beginning on May 4, 2007 either in the open market or through privately negotiated transactions, subject to market conditions and other factors. The repurchased shares will be added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. The stock will be repurchased utilizing working capital and borrowings under the Company’s revolving line of credit. As of June 30, 2007, the Company repurchased 753,223 shares of its common stock for approximately $10.0 million (average cost of $13.22 per share). The stock repurchases completed during the three months ended June 30, 2007 were funded out of the Company’s working capital. The Company may repurchase up to an additional $40.0 million under its stock repurchase program.

     The Company repurchased a total of 812,700 shares of its common stock for approximately $10.7 million (average cost of $13.22 per share) during the second quarter of 2007.
5. OTHER ACCRUED EXPENSES
     Other accrued expenses are as follows:

	As of	As of
	December	June
	31, 2006	30, 2007
	(in thousands)
Workers’ compensation	$2,846	$3,216
Inpatient	3,956	4,688
Rent	1,667	1,676
Pharmacy	1,052	1,014
Medical supplies and durable medical equipment	1,582	1,600
Property taxes	345	259
Medical director fees	234	314
Professional fees	1,135	809
Construction in progress – retainage	123	292
Accrued interest	16	139
New billing system and computer software	3,006	2,705
Other	435	702

	$16,397	$17,414

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
     As part of the Company’s ongoing strategic review of its hospice programs, the Company decided to discontinue operations in Valdosta, Georgia; Columbia, South Carolina; St. George, Utah; Rockford, Illinois; Huntsville, Alabama; and Allentown, Pennsylvania during the second quarter of 2007. The Company completed the sale of its Valdosta and Columbia programs which are located in the Southeast region on June 16, 2007 and recognized a pretax loss of $0.1 million in the second quarter on the disposition of the programs. The Company expects to complete the disposition of the other programs by the end of the third quarter of 2007 and does not expect to recognize any material gain or loss on the disposition of such programs.
     During the three months ended June 30, 2006, and 2007, the Company recorded a charge of approximately $0.5 million and $0.3 million, respectively, net of taxes, or $0.01 per diluted share for each period, which represents the operating losses and loss on disposals for discontinued operations. These charges are included in discontinued operations for the respective periods.
     During the six months ended June 30, 2006, and 2007, the Company recorded a charge of approximately $1.0 million and $0.7 million, respectively, net of taxes, or $0.03 and $0.02 per diluted share, respectively, which represents the operating losses and loss on disposals for discontinued operations. These charges are included in discontinued operations for the respective periods.

The assets included in discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations.” The carrying amounts of these assets are as follows:

	December	June
	31, 2006	30, 2007
	(in thousands)
Prepaid expenses and other current assets	$51	$37
Property and equipment, net of accumulated depreciation	318	179
Intangible assets, net of accumulated amortization	262	—

Total assets of discontinued operations	$631	$216

     Net revenue and losses for the discontinued operations and the losses on disposals were included in the consolidated statement of income as “Loss from discontinued operations, net of income taxes,” for all periods presented. The amounts are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2007	2006	2007
	(in thousands)		(in thousands)
Net patient service revenue	$3,473	$2,177	$6,086	$4,472

Pre-tax loss from operations	(539)	(301)	(1,327)	(990)
Benefit for income taxes	197	100	488	347

Loss from discontinued operations	$(342)	$(201)	$(839)	$(643)
Loss on disposal, net of income tax benefit	(164)	(86)	(164)	(86)

Loss from discontinued operations, net of income tax benefit	$(506)	$(287)	$(1,003)	$(729)

     The income tax benefit related to the loss on disposal is $96,000 and $43,000 for the three and six months ended June 30, 2006, and 2007, respectively.
7. REVOLVING LINE OF CREDIT
     On May 24, 2007, the Company and certain of its subsidiaries entered into an amended and restated credit agreement (the “Credit Agreement”) with General Electric Capital Corporation that provides the Company and such subsidiaries with a revised $40 million revolving line of credit, subject to a $10 million increase option. The revolving line of credit will be used, if necessary, to fund future acquisitions, stock repurchases, working capital requirements, capital expenditures, and general corporate purposes. Borrowings outstanding under the revolving line of credit bear interest at an “applicable margin” above LIBOR or an Index Rate based on the higher of the prime rate or 50 basis points over the federal funds rate. The revolving line of credit will expire on May 24, 2009. The revolving line of credit has an unused facility fee of 0.25% per annum. No amounts have been drawn on the revolving line of credit as of June 30, 2007. The revolving line of credit is secured by substantially all of the Company’s and its subsidiaries’ existing and after-acquired personal property. The Company and its subsidiaries are subject to affirmative and negative covenants under the Credit Agreement, including financial covenants consisting of a maximum leverage ratio and a minimum fixed charge coverage ratio. As of June 30, 2007, the Company and its subsidiaries were in compliance with all covenants under the Credit Agreement.

8. CONTINGENCIES AND GOVERNMENT SETTLEMENT
     On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against the former Chief Executive Officers and former Chief Financial Officer and current Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs of the Company and seven of the current members of the board of directors of the Company and two former members of the board of directors of the Company. The petition alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, members of the board of directors and two former members of the board of directors. The petition sought unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages were sought from the Company. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of the Company, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and was consolidated with the above lawsuit filed by Mr. Connolly. On July 28, 2006, plaintiffs filed a third amended consolidated petition making substantially similar claims as those in the original petition. The individual defendants and the Company filed a motion to dismiss and/or special exceptions on August 15, 2006. On September 28, 2006, the Court granted the individual defendants’ and the Company’s special exceptions and on October 3, 2006, entered a final order of dismissal without prejudice. On November 2, 2006, plaintiffs filed a Notice of Appeal to appeal the Court’s decision to dismiss the petition to the Court of Appeals for the Fifth District of Texas at Dallas. The briefing on the appeal was completed on July 5, 2007 and the Company is currently awaiting the decision of the Court of Appeals. While the Company cannot predict the outcome of the matter, it believes the claims are without merit. If any of these claims are successfully asserted against the defendants, there could be a material adverse effect on the Company under the indemnification provisions found in the Delaware General Corporation Law, the Company’s certificate of incorporation and indemnification agreements entered into between the Company and each of the individual defendants.
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
     From time to time, the Company may be involved in other litigation matters relating to claims that arise in the ordinary course of its business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to the Company, the Company does not believe that the resolution of these other litigation matters to which the Company is currently a party will have a material adverse effect on the Company. As of June 30, 2007, the Company has accrued approximately $0.5 million related to the other litigation matters discussed above.

9. SEGMENT REPORTING
     The Company currently evaluates performance and allocates resources primarily on the basis of cost per day of care and income from continuing operations. The hospice programs that are included in each region may change from time to time, but regions are presented for all periods in a comparative format. Prior periods have been restated for the reclassification of discontinued programs to discontinued operations. The distribution by regions of the Company’s net patient service revenue, direct hospice care expenses, income (loss) from continuing operations (which is used by management for operating performance review) and average daily census are summarized in the following tables:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(in thousands)		(in thousands)
Net patient service revenue:
Northeast	$7,173	$9,468	$13,972	$17,978
Southeast	7,724	7,364	15,385	14,281
Central	11,074	11,105	22,978	22,071
South	12,101	13,541	23,430	26,889
Texas	19,406	20,460	38,878	40,003
Midwest	11,552	11,412	22,422	22,857
Mountain	16,814	15,582	33,756	31,514
West	15,647	15,100	31,044	29,691

	$101,491	$104,032	$201,865	$205,284

Direct hospice care expenses:
Northeast	$4,192	$5,262	$8,420	$10,275
Southeast	4,498	4,492	8,887	8,794
Central	6,955	7,364	13,974	14,685
South	7,227	8,892	14,109	17,597
Texas	12,169	13,208	23,971	25,793
Midwest	6,049	6,530	12,253	12,866
Mountain	9,043	8,516	18,439	17,079
West	8,829	7,928	17,749	15,866

	$58,962	$62,192	$117,802	$122,955

Income (loss) from continuing operations before other income (expense):
Northeast	$991	$1,898	$1,611	$3,262
Southeast	1,544	1,009	2,908	1,933
Central	1,556	1,053	3,906	1,952
South	2,211	1,473	4,048	3,034
Texas	3,227	2,554	6,873	4,675
Midwest	3,176	2,222	5,509	4,992
Mountain	4,661	3,668	8,972	7,824
West	3,466	3,621	6,845	6,857
Corporate	(10,431)	(11,192)	(20,729)	(22,402)

	$10,401	$6,306	$19,943	$12,127

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Average Daily Census:
Northeast	562	752	555	718
Southeast	606	564	595	549
Central	1,077	1,017	1,060	1,020
South	1,130	1,243	1,091	1,249
Texas	1,554	1,564	1,542	1,566
Midwest	870	891	871	892
Mountain	1,217	1,129	1,243	1,137
West	1,056	978	1,060	975

	8,072	8,138	8,017	8,106

10. EFFECTIVE TAX RATE
     The Company’s provision for income taxes consists of current and deferred federal and state income tax expenses. The Company’s effective tax rate for the six months ended June 30, 2006, and 2007 was approximately 36.9% and 35.0% respectively. The decrease in the effective tax rate is due to the Company’s tax exempt interest income and a federal tax credit related to Hurricane Katrina. The 35% effective tax rate excludes the $0.1 million interest accrual related to uncertain tax positions. The Company estimates that its effective tax rate for 2007 will be approximately 35.0%.
11. RECENT ACCOUNTING PRONOUNCEMENTS
     On January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. As a result of the application of the provisions of FIN 48, the Company recorded an adjustment of $0.4 million to its opening balance of retained earnings and reclassified $1.3 million from deferred tax liabilities to other liabilities for uncertain tax positions during the six months ended June 30, 2007. If these liabilities are settled favorably, it could impact the Company’s effective tax rate. The only periods still subject to audit for the Company’s federal tax return are the 2003 through 2006 tax years. The Company will classify interest and penalties in the provision for income taxes. The Company has recorded an accrual of $0.1 million for interest in the provision for income taxes during the three months ended June 30, 2007.
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
OVERVIEW
     We are one of the largest providers of hospice care in the United States in terms of both average daily patient census and number of Medicare-certified hospice programs. Through the development of new hospice programs and a series of acquisitions, we now have 74 Medicare-certified hospice programs to serve patients and their families in 30 states. We operate all of our hospice programs through our operating subsidiaries. During the three months ended June 30, 2007, our average daily census was 8,138 patients, which represents a 0.8% increase over our average daily census of 8,072 patients for the three months ended June 30, 2006. Our net patient service revenue of $104.0 million for the three months ended June 30, 2007 represents an increase of 2.5% over our net patient service revenue of $101.5 million for the three months ended June 30, 2006. We reported income from continuing operations of $4.5 million for the three months ended June 30, 2007, which represents a decrease of 36.2% from our income from continuing operations of $7.0 million for the three months ended June 30, 2006. We reported net income of $4.2 million, which includes a $0.3 million loss from discontinued operations, net of taxes, for the three months ended June 30, 2007 compared to net income of $6.5 million for the three months ended June 30, 2006, which includes a $0.5 million loss from discontinued operations, net of taxes. Our decrease in income from continuing operations and net income for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, is primarily due to additional pre-tax losses of approximately $0.3 million in the period related to our inpatient development initiative, increased operating expenses of approximately $0.6 million related to the implementation of our new integrated billing system, an increase in the estimated Medicare cap contractual adjustment of approximately $1.0 million due to a change in methodology related to our estimation of Medicare beneficiaries, and an increase of approximately $0.2 million in start-up losses related to our de novo program development. Notwithstanding the additional expenses we have incurred related to our inpatient development initiative, the implementation of our new integrated billing system and our de novo program development, our patient census growth and annual payment rate increases have not been sufficient to offset increases in our operating expenses due to normal inflationary pressure.
     On November 21, 2006, we announced the adoption of a stock repurchase program to repurchase up to $10.0 million of our common stock over a twelve month period. The timing and the amount of the repurchase of shares during the twelve-month period was determined by management based on its evaluation of market conditions and other factors. We completed our stock repurchase program in May 2007 and repurchased an aggregate of 801,683 shares of common stock at a total cost of $10.0 million (average cost of $12.47 per share). Stock repurchases were funded out of our working capital.
     On May 4, 2007, we announced the adoption of a stock repurchase program to purchase up to $50.0 million of our common stock over the twelve month period beginning on May 4, 2007 either in the open market or through privately negotiated transactions, subject to market conditions and other factors. The repurchased shares will be added to our treasury shares and may be used for employee stock plans and for other corporate purposes. The stock will be repurchased utilizing working capital and borrowings under our revolving line of credit. As of June 30, 2007, we had repurchased 753,223 shares of our common stock for approximately $10.0 million (average cost of $13.22 per share). The stock repurchases completed during the three months ended June 30, 2007 were funded out of our working capital. We may repurchase up to an additional $40.0 million under this stock repurchase program.
     We repurchased a total of 812,700 shares of our common stock for approximately $10.7 million (average cost of $13.22 per share) during the second quarter of 2007 under our stock repurchase programs.
DEVELOPED HOSPICES
     During the first quarter of 2006, our Lubbock, Texas hospice program became Medicare certified.
     During the second quarter of 2006, we received Medicare certification for our Rockford, Illinois and Miami, Florida hospice programs.

     During the second quarter of 2007, our hospice program located in Boston, Massachusetts received its Medicare certification. In addition, during the quarter, we expanded the areas served by our Athens, Georgia and Portland, Oregon hospice programs with the opening of Medicare certified alternate delivery sites in Gainesville, Georgia and Salem, Oregon respectively. During the second quarter of 2006, and 2007, we incurred pretax startup losses of approximately $0.8 million and $1.0 million, respectively.
     Once a hospice becomes Medicare certified, the process is started to obtain Medicaid certification. This process takes approximately six months which varies from state to state.
INPATIENT UNIT DEVELOPMENT
     Our inpatient unit in Colorado Springs, Colorado received its Medicare certification in the second quarter of 2007. As part of our strategy to reduce our Medicare cap exposure and broaden our service offerings in selected markets, we are continuing the development of four additional freestanding inpatient units. We incurred approximately $0.7 million in pre-tax losses during the second quarter of 2007 related to the pre-opening expenses and losses related to the development of our inpatient units as compared to $0.4 million during the second quarter of 2006. Because of recent changes dictated by the Centers for Medicare & Medicaid Services (“CMS”) that require certain states to complete all annual surveys and complaint surveys prior to conducting any new initial Medicare surveys, we have experienced delays in obtaining Medicare certification for three of the inpatient units currently under development. Until an inpatient unit receives its Medicare certification, we are required to bill Medicare at the routine home care rate, rather than the general inpatient rate, for patients who receive inpatient services at the inpatient facility. During the period of time between the licensure date and the Medicare certification date, the inpatient unit is fully staffed, which contributes substantially to the losses incurred by us during the development of new inpatient facilities. Although we are exploring alternate ways to receive Medicare certification in the timeliest manner, including contracting with accrediting organizations that have the authority to conduct Medicare certification surveys, this change may increase the losses we incur as we open these inpatient facilities.
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
     As part of our ongoing strategic review of our hospice programs, we decided to discontinue operations in Valdosta, Georgia; Columbia, South Carolina; St. George, Utah; Rockford, Illinois; Huntsville, Alabama; and Allentown, Pennsylvania during the second quarter of 2007. We completed the sale of our Valdosta and Columbia hospice programs located in our Southeast region on June 16, 2007. We expect to complete the disposition of the other programs by the end of the third quarter of 2007.
     During the three months ended June 30, 2006, and 2007, we recorded a charge of approximately $0.5 million and $0.3 million, respectively, net of taxes, or $0.01per diluted share for each period, which represents the operating losses and loss on disposals for discontinued operations. These charges are included in discontinued operations for the respective periods.
     During the six months ended June 30, 2006, and 2007, we recorded a charge of approximately $1.0 million and $0.7 million, respectively, net of taxes, or $0.03 and $0.02 per diluted share, respectively, which represents the operating losses and loss on disposals for discontinued operations. These charges are included in discontinued operations for the respective periods.
     Our results of operations and statistics for prior periods have been restated to reflect the reclassification of discontinued operations.

ACQUISITIONS
     During the first quarter of 2007, we acquired a hospice program located in Athens, Georgia for $175,000 which was integrated into our existing hospice program in Athens, Georgia. We accounted for this acquisition as a purchase. As part of our ongoing acquisition strategy, we are continually evaluating potential acquisition opportunities.
     Goodwill from our hospice acquisitions was $98.2 million as of June 30, 2007, representing 54.5% of stockholders’ equity and 36.3% of total assets as of June 30, 2007. We account for goodwill and other intangible assets based on the provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are reviewed for impairment annually (during the fourth quarter) or more frequently if indicators arise. As of June 30, 2007, no impairment charges have been recorded by us since the adoption of SFAS 142. Other intangible assets continue to be amortized over their useful lives.
NET PATIENT SERVICE REVENUE
     Net patient service revenue is the estimated net realizable revenue from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered to our patients. To determine net patient service revenue, we adjust gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap contractual adjustments. Net patient service revenue does not include charity care or the Medicaid room and board payments. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 92.8% and 92.1% of our net patient service revenue for the three months ended June 30, 2006, and 2007, respectively, and represented approximately 92.8% and 92.5% of our net patient service revenue for the six months ended June 30, 2006, and 2007, respectively. Services provided under Medicaid programs represented approximately 4.3% and 4.7% of our net patient service revenue for the three months ended June 30, 2006, and 2007, respectively, and represented approximately 4.3% and 4.5% of our net patient service revenue for the six months ended June 30, 2006, and 2007, respectively. The payments we receive from Medicare and Medicaid are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.
     The four main levels of care we provide are routine home care, general inpatient care, continuous home care and inpatient respite care. We also receive reimbursement for physician services, self-pay and non-governmental room and board. Routine home care is the largest component of our gross patient service revenue, representing 87.6% and 88.5% of gross patient service revenue for the three months ended June 30, 2006, and 2007, respectively, and 87.4% and 88.6% for the six months ended June 30, 2006, and 2007, respectively. General inpatient care represented 7.0% and 7.3% of gross patient service revenue for the three months ended June 30, 2006, and 2007, respectively, and 7.1% and 7.3% for the six months ended June 30, 2006, and 2007, respectively. Continuous home care represented 4.4% and 3.3% of gross patient service revenue for the three months ended June 30, 2006, and 2007, respectively, and 4.6% and 3.3% for the six months ended June 30, 2006, and 2007, respectively. Inpatient respite care and reimbursement for physician services, self-pay and non-governmental room and board represents the remaining 1.0% and 0.9% of gross patient service revenue for the six months ended June 30, 2006, and 2007, respectively, and 0.9% and 0.8% for the six months ended June 30, 2006, and 2007, respectively.
     The principal factors that impact net patient service revenue are our average daily census, levels of care, annual changes in Medicare and Medicaid payment rates due to adjustments for inflation and estimated contractual adjustments. Average daily census is affected by the number of patients referred and admitted into our hospice programs and average length of stay of those patients once admitted. Average length of stay is impacted by patients’ decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay based on discharges has increased from 84.3 days for the three months ended June 30, 2006, to 90.4 days for the three months ended June 30, 2007. Our average hospice length of stay increased from 84.1 days for the six months ended June 30, 2006, to 87.7 days for the six months ended June 30, 2007.
     Payment rates under the Medicare and Medicaid programs are indexed for inflation annually; however, the increases have historically been less than actual inflation. On October 1, 2005 and 2006,, the base Medicare payment rates for hospice care increased by approximately 3.7% and 3.4%, respectively, over the base rates previously in effect. These rates were further adjusted geographically by the hospice wage index. Due to the effect of the Medicare cap contractual adjustment and the effect of the wage index, our effective rate increase during the three and six months ended June 30, 2007 was 2.6% and 1.8%, respectively. On a gross revenue basis, our effective rate increase during the three and six months ended June 30, 2007 was 4.1% and 3.4%, respectively. In the future, reductions in, or reductions in the rate of increase of, Medicare and Medicaid payments may have an adverse impact on our net patient service revenue and profitability.

MEDICARE REGULATION
     The Medicare Cap. Various provisions were included in the legislation creating the Medicare hospice benefit to manage the cost to the Medicare program for hospice, including the patient’s waiver of curative care requirement, the six-month terminal prognosis requirement and the Medicare payment caps. The Medicare hospice benefit includes two fixed annual caps on payment, both of which are assessed on a program-by-program basis. One cap is an absolute dollar amount; the other limits the number of days of inpatient care. None of our hospice programs exceeded the payment limits on general inpatient care services for the three and six months ended June 30, 2006, and 2007. The caps are calculated from November 1 through October 31 of each year.
     Dollar Amount Cap. The Medicare revenue paid to a hospice program from November 1 to October 31 of the following year may not exceed the annual cap amount which is calculated by using the following formula: the product of the number of admissions to the program by patients who are electing to receive their Medicare hospice benefit for the first time, multiplied by the Medicare cap amount, which for the November 1, 2006, through October 31, 2007 Medicare fiscal year is $21,410. The Medicare cap amount is reduced proportionately for patients who transferred in or out of our hospice services. The Medicare cap amount is annually adjusted for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. The Medicare cap amount for the Medicare cap year ending October 31, 2006, was $20,585.
     The following table shows the amounts accrued and paid for the Medicare cap contractual adjustments for the years ended December 31, 2005 and 2006, and for the six months ended June 30, 2007, respectively:

	Accrued Medicare Cap Contractual Adjustments
	Year ended December 31,				Six Months Ended
					June 30,
	2005		2006		2007
	(in thousands)
Beginning balance — accrued Medicare cap contractual adjustments	$2,915		$14,883		$26,679
Medicare cap contractual adjustments	9,554	(1)	15,423	(2)	4,260
Medicare cap contractual adjustments — discontinued operations	2,414	(3)	1,041	(3)	314	(3)
Payments to Medicare fiscal intermediaries	—		(1,983)		(6,587)
Reclassification to accounts payable	—		(2,685	)(4)	—

Ending balance — accrued Medicare cap contractual adjustments	$14,883		$26,679		$24,666

(1)	On August 26, 2005, CMS issued Change Request Transmittal 663 publishing the final Medicare per beneficiary cap amount of $19,778 for the 2005 Medicare cap year ended October 31, 2005 and indicated that the cap amount for the 2004 Medicare cap year ended October 31, 2004 was incorrectly computed. This cap amount was lower than the estimated cap amount that we used for 2005 due to CMS’s error in computing the cap amount for the 2004 Medicare cap year. As a result, the 2005 accrued Medicare cap contractual adjustment of $9.6 million includes $1.0 million for the lower 2005 Medicare cap amount and an additional $1.1 million for the 2003 and 2004 Medicare cap years for the estimated impact of the revised cap amounts. CMS recently announced that it has instructed its fiscal intermediaries to assess and collect the additional 2003 and 2004 Medicare cap amounts. As of June 30, 2007, we have paid $0.7 million to Medicare related to the 2003 and 2004 Medicare cap years.

(2)	Includes an additional accrual of $3.8 million related to the 2005 Medicare cap year.

(3)	Medicare cap contractual adjustments reclassified to discontinued operations are related to the Salt Lake City and Tulsa hospice programs which were sold in July 2006, and February 2007, respectively. Also, includes the St. George hospice program which was discontinued during the second quarter of 2007.

(4)	Amounts were reclassified from accrued Medicare cap contractual adjustments to accounts payable in December 2006, and were paid in January 2007 to the Medicare fiscal intermediary.
     Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Compliance with laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

EXPENSES
     The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for the three and six months ended June 30, 2006, and 2007, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Direct hospice care expenses:
Salaries, benefits and payroll taxes	38.7%	39.6%	39.0%	39.9%
Pharmaceuticals	5.2	5.5	5.1	5.5
Medical equipment and supplies	5.3	5.3	5.2	5.3
Inpatient costs	2.5	2.3	2.7	2.3
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	6.4	7.1	6.4	6.9

Total	58.1%	59.8%	58.4%	59.9%

General and administrative expenses – hospice care:
Salaries, benefits and payroll taxes	13.7%	14.6%	13.7%	14.7%
Leases	2.6	3.0	2.5	3.0
Other (including insurance, recruiting, travel, telephone and printing )	3.7	4.1	3.6	4.0

Total	20.0%	21.7%	19.8%	21.7%

General and administrative expenses – support center:
Salaries, benefits and payroll taxes	2.8%	2.7%	2.8%	3.2%
Stock-based compensation	1.4	0.8	1.4	1.0
Leases	0.4	0.4	0.4	0.4
Legal and accounting fees	1.2	1.0	1.1	1.0
Other (including insurance, recruiting, travel, telephone and printing )	3.9	5.0	4.0	4.6

Total	9.7%	9.9%	9.7%	10.2%

     Since payments for hospice services are primarily paid on a per diem basis, our profitability is largely dependent on our ability to manage the expenses of providing hospice services. We recognize expenses as incurred and classify expenses as either direct hospice care expenses or general and administrative expenses. Direct hospice care expenses primarily include direct patient care salaries, payroll taxes, employee benefits, pharmaceuticals, medical equipment and supplies, inpatient costs and reimbursement of mileage for our patient caregivers. Length of stay impacts our direct hospice care expenses as a percentage of net patient service revenue, because if lengths of stay decline, direct hospice care expenses, which are often highest during the earliest and latter days of care for a patient, are spread against fewer days of care. Expenses are normally higher during the last days of care, because patients generally require greater hospice services, including drugs, medical equipment and nursing care at that time due to their deteriorating medical condition. In addition, cost pressures resulting from the use of more expensive forms of palliative care, including drugs and drug delivery systems, and increases in direct patient care salaries and employee benefits, could negatively impact our profitability.
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
     General and administrative expenses for hospice care primarily include non-patient care salaries (including salaries for our general managers, directors of patient services, patient care managers, community education representatives and other non-patient care staff), payroll taxes, employee benefits, office leases and other operating costs.

     General and administrative expenses for our support center primarily include salaries, payroll taxes and employee benefits for employees located at our support center. These expenses also include our stock-based compensation, office lease, professional fees and other operating costs.
     The following table sets forth the cost per day of care represented by the items included in direct hospice care expenses and general and administrative expenses for hospice care for the three and six months ended June 30, 2006, and 2007, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Direct hospice care expenses:
Salaries, benefits and payroll taxes	$53.51	$55.66	$54.21	$55.84
Pharmaceuticals	7.21	7.75	7.09	7.70
Medical equipment and supplies	7.32	7.48	7.24	7.35
Inpatient costs	3.40	3.27	3.70	3.25
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	8.83	9.82	8.93	9.66

Total	$80.27	$83.98	$81.17	$83.80

General and administrative expenses – hospice care:
Salaries, benefits and payroll taxes	$18.92	$20.52	$19.03	$20.53
Leases	3.55	4.18	3.41	4.14
Other (including insurance, recruiting, travel, telephone and printing )	5.23	5.79	5.14	5.70

Total	$27.70	$30.49	$27.58	$30.37

RESULTS OF OPERATIONS
     The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the three and six months ended June 30, 2006, and 2007, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Net patient service revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct hospice care	58.1	59.8	58.4	59.9
General and administrative – hospice care	20.0	21.7	19.8	21.7
General and administrative – support center	9.7	9.9	9.7	10.2
Provision for uncollectible accounts	0.7	1.2	1.0	0.9
Depreciation	1.2	1.3	1.1	1.3
Amortization	0.1	0.1	0.1	0.1

	89.8	94.0	90.1	94.1

Income from continuing operations before other income (expense)	10.2	6.0	9.9	5.9
Other income (expense), net	0.6	0.5	0.6	0.6

Income from continuing operations before provision for income taxes	10.8	6.5	10.5	6.5
Provision for income taxes	3.9	2.2	3.9	2.3

Income from continuing operations	6.9	4.3	6.6	4.2
Loss from discontinued operations, net of income taxes	0.5	0.3	0.5	0.4

Net income	6.4%	4.0%	6.1%	3.8%

THREE MONTHS ENDED JUNE 30, 2006, COMPARED TO THREE MONTHS ENDED JUNE 30, 2007
     The following table summarizes and compares our results of operations for the three months ended June 30, 2006, and 2007, respectively:

	Three Months
	Ended June 30,
	2006	2007	$ Change	% Change
	(in thousands, except % change)
Net patient service revenue	$101,491	$104,032	$2,541	2.5%
Operating expenses:
Direct hospice care	58,962	62,192	3,230	5.5%
General and administrative–hospice care	20,345	22,581	2,236	11.0%
General and administrative–support center	9,820	10,262	442	4.5%
Provision for uncollectible accounts	688	1,207	519	75.5%
Depreciation and amortization	1,275	1,484	209	16.4%

	91,090	97,726	6,636	7.3%
Income from continuing operations before other income	10,401	6,306	(4,095)	(39.4%)
Other income (expense), net	651	569	(82)	(12.6%)

Income from continuing operations before provision for income taxes	11,052	6,875	(4,177)	(37.8%)
Provision for income taxes	4,053	2,410	(1,643)	(40.5%)

Income from continuing operations	6,999	4,465	(2,534)	(36.2%)
Loss from discontinued operations, net of income taxes	506	287	(219)	(43.3%)

Net income	$6,493	$4,178	$(2,315)	(35.7%)

Net Patient Service Revenue
     Net patient service revenue increased $2.5 million, or 2.5%, from $101.5 million for the three months ended June 30, 2006, to $104.0 million for the three months ended June 30, 2007, due primarily to our effective Medicare payment rate increase of 2.6% on October 1, 2006, and to a lesser extent an increase in average daily patient census of 66, or 0.8%, from 8,072 patients for the three months ended June 30, 2006, to 8,138 patients for the three months ended June 30, 2007. The increase in average daily patient census resulted in increased billable days of 5,947. Net patient service revenue per day of care was $138.17 and $140.48 for the three months ended June 30, 2006, and 2007, respectively. The increase in net patient service revenue was offset by the estimated Medicare cap contractual adjustment of $1.2 million and $2.2 million for the three months ended June 30, 2006, and 2007, respectively. Medicare revenues represented 92.8% and 92.1% of our net patient service revenue for the three months ended June 30, 2006, and 2007, respectively. Medicaid revenues represented 4.3% and 4.7% of our net patient service revenue for the three months ended June 30, 2006, and 2007, respectively.
Direct Hospice Care Expenses
     Direct hospice care expenses increased $3.2 million, or 5.5%, from $59.0 million for the three months ended June 30, 2006, to $62.2 million for the three months ended June 30, 2007. Salaries, benefits and payroll tax expense increased $1.9 million, or 4.9%, from $39.3 million for the three months ended June 30, 2006, to $41.2 million for the three months ended June 30, 2007. This increase is primarily due to annual salary increases and, to a lesser extent, the overall patient census growth at our hospice programs. In addition, pharmacy costs increased $0.4 million, or 8.3%, from $5.3 million for the three months ended June 30, 2006, to $5.7 million for the three months ended June 30, 2007. The increase in pharmacy expense was due primarily to an increase in our provision of general inpatient care in our inpatient facilities. Patients receiving general inpatient care typically have higher pharmacy costs than patients receiving routine home care due to higher acuity. On a cost per day of care basis, direct hospice care expenses increased from $80.27 to $83.98 for the three months ended June 30, 2006, and 2007, respectively, and salaries, benefits and payroll tax expense increased from $53.51 to $55.66 for the three months ended June 30, 2006, and 2007, respectively, and pharmacy costs increased from $7.21 to $7.75 for the three months ended June 30, 2006, and 2007, respectively. As a percentage of net patient service revenue, total direct hospice care expenses increased from 58.1% to 59.8% for the three months ended June 30, 2006, and 2007, respectively, due primarily to the increases in salaries, benefits and payroll taxes and pharmacy expense noted above.
General and Administrative Expenses - Hospice Care
     General and administrative expenses – hospice care increased $2.2 million, or 11.0%, from $20.3 million for the three months ended June 30, 2006, to $22.6 million for the three months ended June 30, 2007. Salaries, benefits and payroll tax expense increased $1.3 million, or 9.3%, from $13.9 million for the three months ended June 30, 2006, to $15.2 million for the three months ended June 30, 2007. This increase is primarily due to annual salary increases and an increase in the overall patient census growth at our hospice programs. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 13.7% to 14.6% for the three months ended June 30, 2006, and 2007, respectively. Lease expense related to office leases increased $0.5 million, or 18.9%, from $2.6 million for the three months ended June 30, 2006, to $3.1 million for the three months ended June 30, 2007. This increase is primarily due to new and additional office leases for hospice programs and inpatient units. As a percentage of net patient service revenue, total general and administrative expenses for hospice care increased from 20.0% to 21.7% for the three months ended June 30, 2006, and 2007, respectively, due primarily to the increases in salaries, benefits and payroll tax expense and lease expense.
General and Administrative Expenses – Support Center
     General and administrative expenses – support center increased $0.4 million, or 4.5%, from $9.8 million for the three months ended June 30, 2006, to $10.2 million for the three months ended June 30, 2007. Salaries, benefits and payroll tax expense decreased $0.1 million, or 2.5%, from $2.9 million for the three months ended June 30, 2006, to $2.8 million for the three months ended June 30, 2007. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense decreased from 2.8% to 2.7% for the three months ended June 30, 2006, and 2007, respectively. During the three months ended June 30, 2007, we incurred approximately $0.5 million in incremental costs related to our new integrated billing, clinical management and electronic medical records system. As a percentage of net patient service revenue, total general and administrative expenses for support center increased from 9.7% to 9.9% for the three months ended June 30, 2006, and 2007, respectively, due primarily to the incremental costs related to the new integrated billing system.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts increased $0.5 million, or 75.5%, from $0.7 million for the three months ended June 30, 2006, to $1.2 million for the three months ended June 30, 2007, due primarily to an increase in the days sales outstanding as of June 30, 2007 compared to June 30, 2006. The increase in days sales outstanding is due primarily to an increase in accounts receivable due to reduced collections on accounts receivable related to the conversion to our new integrated billing, clinical management and electronic medical records system and due to additional development requests (“ADR’s”) from our Medicare fiscal intermediaries which resulted in a decrease in collections from Medicare and an increase in Medicare accounts receivable. As a percentage of net patient service revenue, our provision for uncollectible accounts was 0.7% and 1.2% for the three months ended June 30, 2006, and 2007, respectively.
Depreciation and Amortization Expense
     Depreciation and amortization expense increased $0.2 million, or 16.4%, from $1.3 million for the three months ended June 30, 2006, to $1.5 million for the three months ended June 30, 2007. This increase was related to inpatient unit development and the new integrated billing, clinical management and electronic medical records system. As a percentage of net patient service revenue, depreciation and amortization expense increased from 1.3% to 1.4% for the three months ended June 30, 2006, and 2007, respectively.
Other Income (Expense)
     Other income decreased $0.1 million, or 12.6%, from $0.7 million for the three months ended June 30, 2006, to $0.6 million for the three months ended June 30, 2007. Interest income decreased $0.1 million, or 11.1%, from $0.7 million for the three months ended June 30, 2006, to $0.6 million for the three months ended June 30, 2007, due to a decrease in the amount of cash invested. Interest expense is primarily associated with the unused facility fee and amortization of deferred costs related to our revolving line of credit. See Note 7 to our unaudited consolidated financial statements.

Provision for Income Taxes
     Our provision for income taxes decreased $1.6 million, or 40.5%, from $4.1 million for the three months ended June 30, 2006, to $2.4 million for the three months ended June 30, 2007. We had an effective income tax rate of approximately 36.9% and 34.0% (excluding the $0.1 million interest accrual) for the three months ended June 30, 2006, and 2007, respectively. The decrease in the effective tax rate is due to our tax exempt interest income and a federal tax credit related to Hurricane Katrina. For the three months ended June 30, 2007, we recorded $0.1 million for an interest accrual related to uncertain tax positions under FIN 48. See Note 11 to our unaudited consolidated financial statements. We expect the effective tax rate to be approximately 35.0% for the remainder of 2007.
SIX MONTHS ENDED JUNE 30, 2006, COMPARED TO SIX MONTHS ENDED JUNE 30, 2007
     The following table summarizes and compares our results of operations for the six months ended June 30, 2006, and 2007, respectively:

	Six Months Ended June 30,
	2006	2007	$ Change	% Change
	(in thousands, except % change)
Net patient service revenue	$201,865	$205,284	$3,419	1.7%
Operating expenses:
Direct hospice care	117,802	122,955	5,153	4.4%
General and administrative – hospice care	40,032	44,553	4,521	11.3%
General and administrative – support center	19,543	20,888	1,345	6.9%
Provision for uncollectible accounts	2,057	1,819	(238)	(11.6%)
Depreciation and amortization	2,488	2,942	454	18.2%

	181,922	193,157	11,235	6.2%

Income from continuing operations before other income (expense)	19,943	12,127	(7,816)	(39.2%)
Other income (expense), net	1,154	1,161	7	0.0%

Income from continuing operations before provision for income taxes	21,097	13,288	(7,809)	(37.0%)
Provision for income taxes	7,763	4,726	(3,037)	(39.1%)

Income from continuing operations	13,334	8,562	(4,772)	(35.8%)
Loss from discontinued operations, net of income taxes	1,003	729	(274)	(27.3%)

Net income	$12,331	$7,833	$(4,498)	(36.5%)

Net Patient Service Revenue
     Net patient service revenue increased $3.4 million, or 1.7%, from $201.9 million for the six months ended June 30, 2006, to $205.3 million for the six months ended June 30, 2007, due primarily to our effective Medicare payment rate increase of 1.8% on October 1, 2006, and to a lesser extent to an increase in our average daily patient census of 89, or 1.1%, from 8,017 for the six months ended June 30, 2006, to 8,106 for the six months ended June 30, 2007. The increase in average daily patient census resulted in increased billable days of 16,074. Net patient service revenue per day of care was $139.11 and $139.91 for the six months ended June 30, 2006, and 2007, respectively. The increase in net patient service revenue was offset by the estimated Medicare cap contractual adjustment of $2.3 million and $4.3 million for the six months ended June 30, 2006, and 2007, respectively. Approximately $1.0 million of the increase in the estimated Medicare cap contractual adjustment was due to a change in our methodology used to compute the Medicare cap contractual adjustment. Medicare revenues represented 92.8% and 92.5% of our net patient service revenue for the six months ended June 30, 2006, and 2007, respectively. Medicaid revenues represented 4.3% and 4.5% of our net patient service revenue for the six months ended June 30, 2006, and 2007, respectively.

Direct Hospice Care Expenses
     Direct hospice care expenses increased $5.2 million, or 4.4%, from $117.8 million for the six months ended June 30, 2006, to $123.0 million for the six months ended June 30, 2007. Salaries, benefits and payroll tax expense increased $3.3 million, or 4.1%, from $78.7 million for the six months ended June 30, 2006, to $81.9 million for the six months ended June 30, 2007. This increase is primarily due to annual salary increases and, to a lesser extent, the overall patient census growth at our hospice programs. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 39.0% to 39.9% for the six months ended June 30, 2006, and 2007, respectively. Pharmacy expense increased $1.0 million, or 9.7%, from $10.3 million for the six months ended June 30, 2006, to $11.3 million for the six months ended June 30, 2007. The increase in pharmacy expense was due primarily to an increase in our provision of general inpatient care in our inpatient facilities. Patients receiving general inpatient care typically have higher pharmacy costs than patients receiving routine home care due to higher acuity. As a percentage of net patient service revenue, pharmacy expense increased from 5.1% to 5.5% for the six months ended June 30, 2006, and 2007, respectively. On a cost per day of care basis, direct hospice care expenses increased from $81.17 to $83.80 for the six months ended June 30, 2006, and 2007, respectively, and salaries, benefits and payroll tax expense increased from $54.21 to $55.84 for the six months ended June 30, 2006, and 2007, respectively, and pharmacy costs increased from $7.09 to $7.70 for the six months ended June 30, 2006, and 2007, respectively. As a percentage of net patient service revenue, total direct hospice care expenses increased from 58.4% to 59.9% for the six months ended June 30, 2006, and 2007, respectively, due primarily to the increases in salaries, benefits and payroll tax expense and pharmacy expense noted above.
General and Administrative Expenses – Hospice Care
     General and administrative expenses – hospice care increased $4.5 million, or 11.3%, from $40.0 million for the six months ended June 30, 2006, to $44.6 million for the six months ended June 30, 2007. Salaries, benefits and payroll tax expense increased $2.5 million, or 9.0%, from $27.6 million for the six months ended June 30, 2006, to $30.1 million for the six months ended June 30, 2007. This increase is primarily due to annual salary increases and an increase in the overall patient census growth at our hospice programs. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 13.7% to 14.7% for the six months ended June 30, 2006, and 2007, respectively. Lease expense related to office leases increased $1.1 million, or 22.5%, from $5.0 million for the six months ended June 30, 2006, to $6.1 million for the six months ended June 30, 2007 due primarily to new and additional office leases for hospice programs and inpatient units. As a percentage of net patient service revenue, total general and administrative expenses for hospice care increased from 19.8% to 21.7% for the six months ended June 30, 2006, and 2007, respectively, due primarily to the increase in salaries, benefits and payroll tax expense and lease expense.
General and Administrative Expenses – Support Center
     General and administrative expenses – support center increased $1.3 million, or 6.9%, from $19.5 million for the six months ended June 30, 2006, to $20.9 million for the six months ended June 30, 2007. Salaries, benefits and payroll tax expense increased $0.8 million, or 14.1%, from $5.7 million for the six months ended June 30, 2006, to $6.5 million for the six months ended June 30, 2007. This increase is due to annual salary increases, increase in employee benefit costs and the hiring of additional employees related to the conversion to the new billing system. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 2.8% to 3.2% for the six months ended June 30, 2006, and 2007, respectively. During the six months ended June 30, 2007, we incurred approximately $0.9 million in incremental costs related to our new integrated billing, clinical management and electronic medical records system. As a percentage of net patient service revenue, total general and administrative expenses for our support center increased from 9.7% to 10.2% for the six months ended June 30, 2006, and 2007, respectively.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts decreased $0.2 million, or 11.6%, from $2.1 million for the six months ended June 30, 2006, to $1.8 million for the six months ended June 30, 2007. The decrease is primarily due to a decrease in the accounts receivable that are aged 120 days or more. As a percentage of net patient service revenue, our provision for uncollectible accounts decreased from 1.0% to 0.9% for the six months ended June 30, 2006, and 2007, respectively.

Depreciation and Amortization Expense
     Depreciation and amortization expense increased $0.4 million, or 18.2%, from $2.5 million for the six months ended June 30, 2006, to $2.9 million for the six months ended June 30, 2007. This increase is related to inpatient unit development and the new integrated billing, clinical management and electronic medical records system. As a percentage of net patient service revenue, depreciation and amortization expense increased from 1.2% to 1.4% for the six months ended June 30, 2006, and 2007, respectively.
Other Income (Expense)
     Other income (expense) was $1.2 million for each of the six months ended June 30, 2006, and 2007. Interest income is related to interest earned on our short-term cash investments. Interest expense is primarily associated with the unused facility fee and amortization of deferred costs related to our revolving line of credit. See Note 7 to our unaudited consolidated financial statements.
Provision for Income Taxes
     Our provision for income taxes decreased $3.0 million, or 39.1%, from $7.8 million for the six months ended June 30, 2006, to $4.7 million for the six months ended June 30, 2007. We had an effective income tax rate of approximately 36.8% and 35.0% (excluding the $0.1 million interest accrual) for the six months ended June 30, 2006, and 2007, respectively. The decrease in the effective tax rate is due to our tax exempt interest income and a federal tax credit related to Hurricane Katrina. For the six months ended June 30, 2007, we recorded $0.1 million for an interest accrual related to uncertain tax positions under FIN 48. See Note 11 to our unaudited consolidated financial statements. We expect the effective tax rate to be approximately 35.0% for the remainder of 2007.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal liquidity requirements are for the Medicare cap contractual adjustments, stock repurchase programs, acquisition and implementation of our new integrated billing, clinical management and electronic medical records system, working capital, new hospice program and inpatient development, hospice acquisitions, debt service and other capital expenditures. We finance these requirements primarily with existing funds, cash flows from operating activities, operating leases, and normal trade credit terms. As of June 30, 2007, we had cash and cash equivalents of $13.3 million and working capital of $67.2 million. At such date, we also had short-term investments of $46.1 million.
     Cash provided by operating activities was $21.4 million and $7.0 million for the six months ended June 30, 2006, and 2007, respectively, and represented income generated from continuing operations and increases and decreases in working capital. We paid $9.4 million to Medicare related to 2004 and 2005 Medicare cap year ended contractual adjustments during the six months ended June 30, 2007, compared to $0.6 million paid to Medicare related to the 2004 Medicare cap year ended contractual adjustments during the six months ended June 30, 2006. Our days outstanding in accounts receivable increased from 45.5 days as of December 31, 2006, to 52.1 days as of June 30, 2007. This increase in days outstanding is due primarily to an increase in accounts receivable due to reduced accounts receivable collections related to the conversion to the new integrated billing, clinical management and electronic medical records system, and due to ADRs from our Medicare fiscal intermediaries which resulted in a decrease in collections from Medicare and an increase in Medicare accounts receivable.
     Investing activities, consisting primarily of cash paid to purchase property and equipment and to purchase or sell short-term investments, used cash of $3.5 million and generated cash of $8.9 million for the six months ended June 30, 2006, and 2007, respectively. During the six months ended June 30, 2007, the generation of cash was due primarily to our conversion of short-term investments to cash. For the six months ended June 30, 2007, property and equipment purchases were primarily related to inpatient business development and the new integrated billing, clinical management and electronic medical records system.
     Net cash used in financing activities was $4.9 million and $10.1 million for the six months ended June 30, 2006, and 2007, respectively, and represented proceeds from the issuance of common stock and payments related to our stock repurchase program.

     On May 24, 2007, we and certain of our subsidiaries entered into an amended and restated credit agreement (the “Credit Agreement”) with General Electric Capital Corporation that provides us and our subsidiaries with a revised $40 million revolving line of credit, subject to a $10 million increase option. The revolving line of credit will be used, if necessary, to fund future acquisitions, stock repurchases, working capital requirements, capital expenditures, and general corporate purposes. Borrowings outstanding under the revolving line of credit bear interest at an “applicable margin” above LIBOR or an Index Rate based on the higher of the prime rate or 50 basis points over the federal funds rate. The revolving line of credit will expire on May 24, 2009. The revolving line of credit has an unused facility fee of 0.25% per annum. No amounts have been drawn on the revolving line of credit as of June 30, 2007. The revolving line of credit is secured by substantially all of our and our subsidiaries existing and our subsidiaries after-acquired personal property. We and our subsidiaries are subject to affirmative and negative covenants under the Credit Agreement, including financial covenants consisting of a maximum leverage ratio and a minimum fixed charge coverage ratio. As of June 30, 2007, we and our subsidiaries were in compliance with all covenants under the Credit Agreement.
     We expect that our principal liquidity requirements will be for Medicare cap contractual adjustments, the repurchase of common stock under our stock repurchase program, the acquisition and implementation of a new integrated billing, clinical management and electronic medical records system, working capital, new hospice program and inpatient development, hospice acquisitions, debt service and other capital expenditures. We expect that our existing funds, cash flows from operating activities, operating leases, normal trade credit terms, and our existing revolving line of credit under the Credit Agreement will be sufficient to fund our principal liquidity requirements for at least 12 months following June 30, 2007. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including receipt of payments for our services, changes in the Medicare per beneficiary cap amount, changes in Medicare payment rates, regulatory changes and compliance with new regulations, expense levels, capital expenditures, development of new hospices and acquisitions, and government and private party legal proceedings and investigations.
OFF-BALANCE SHEET ARRANGEMENTS
     As of June 30, 2007, we did not have any off-balance sheet arrangements.
RECENT ACCOUNTING PRONOUNCEMENTS
     On January 1, 2007, we adopted the Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. As a result of the application of the provisions of FIN 48, we recorded an adjustment of $0.4 million to our opening balance of retained earnings and reclassified $1.3 million from deferred tax liabilities to other liabilities for uncertain tax positions during the six months ended June 30, 2007. If these liabilities are settled favorably, it could impact our effective tax rate. The only periods still subject to audit for our federal tax return are the 2003 through 2006, tax years. We will classify interest and penalties in provision for income taxes. We accrued $121,000 for interest for the three months ended June 30, 2007.
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
     For the three months ended June 30, 2007, Medicare and Medicaid services constituted 92.1% and 4.7% of our net patient service revenue, respectively, and 92.5% and 4.5%, respectively, for the six months ended June 30, 2007.
INFLATION
     The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures designed to curb increases in operating expenses. However, our operating expenses are increasing more rapidly due to expected inflationary pressures than our rate increases and growth in patient census. This dynamic is putting increasing pressure on our operating margins. We cannot predict our ability to cover or offset future cost increases.
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
ITEM 4. CONTROLS AND PROCEDURES
     Our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007, and based on such evaluation have concluded that such disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against the former Chief Executive Officers and former Chief Financial Officer and current Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs of the Company and seven of the current members of our board of directors and two former members of our board of directors. The petition alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, members of the board of directors and two former members of the board of directors. The petition sought unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages were sought from us. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of us, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and was consolidated with the above lawsuit filed by Mr. Connolly. On July 28, 2006, plaintiffs filed a third amended consolidated petition making substantially similar claims as those in the original petition. The individual defendants and the Company filed a motion to dismiss and/or special exceptions on August 15, 2006. On September 28, 2006, the Court granted the individual defendants’ and the Company’s special exceptions and on October 3, 2006, entered a final order of dismissal without prejudice. On November 2, 2006, plaintiffs filed a Notice of Appeal to appeal the Court’s decision to dismiss the petition to the Court of Appeals for the Fifth District of Texas at Dallas. The briefing on the appeal was completed on July 5, 2007 and we are currently awaiting the decision of the Court of Appeals. While we cannot predict the outcome of the matter, we believe the claims are without merit. If any of these claims are successfully asserted against the defendants, there could be a material adverse effect on us under the indemnification provisions found in the Delaware General Corporation Law, our certificate of incorporation and indemnification agreements entered into between us and each of the individual defendants.
     On December 30, 2004, in the United States District Court for the Northern District of Texas, Dallas Division, John O. Hanson brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against the former Chief Executive Officers and former Chief Financial Officer and seven of the current members of our board of directors and a former member of our board of directors. The complaint alleges breach of fiduciary duty, abuse of control, aiding and abetting breach of fiduciary duty and gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the individual defendants. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages are sought from us. On November 20, 2006, the individual defendants and we filed a motion to dismiss defendant’s complaint, which is currently pending before the District Court. While we cannot predict the outcome of the matter, we believe the claims are without merit. If any of these claims are successfully asserted against the defendants, there could be a material adverse effect on us under the indemnification provisions found in the Delaware General Corporation Law, our certificate of incorporation and indemnification agreements entered into between us and each of the individual defendants.
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
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known by us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On November 21, 2006, we announced the adoption of a stock repurchase program to repurchase up to $10.0 million of our common stock over a twelve month period. The timing and the amount of the repurchase of shares during the twelve-month period was determined by management based on its evaluation of market conditions and other factors. We completed our stock repurchase program in May 2007 and repurchased an aggregate of 801,683 shares of common stock at a total cost of $10.0 million (average cost of $12.47 per share). Stock repurchases were funded out of our working capital.
     On May 4, 2007, we announced the adoption of a stock repurchase program to purchase up to $50.0 million of our common stock over the twelve month period beginning on May 4, 2007 either in the open market or through privately negotiated transactions, subject to market conditions and other factors. The repurchased shares will be added to our treasury shares and may be used for employee stock plans and for other corporate purposes. The stock will be repurchased utilizing working capital and borrowings under our revolving line of credit. As of June 30, 2007, we had repurchased 753,223 shares of our common stock for approximately $10.0 million (average cost of $13.22 per share). The stock repurchases completed during the three months ended June 30, 2007 were funded out of our working capital. We may repurchase up to an additional $40.0 million under its stock repurchase program.
     We repurchased a total of 812,700 shares of our common stock for approximately $10.7 million (average cost of $13.22 per share) during the second quarter of 2007.

     The following table sets forth the repurchase data during the second quarter ended June 30, 2007:

				(d)
			(c)	Approximate
			Total Number of Shares	Dollar Value of
	(a)	(b)	Purchased as Part	Shares that May
	Total Number	Average	of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
April 1-April 30	—	—	—	$790,261
May 1-May 31	812,700	$13.22	812,700	$40,043,371
June 1-June 30	—	—	—	$40,043,371

Total	812,700	—	812,700	$40,043,371
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At our Annual Meeting of Stockholders held on May 3, 2007, the following proposals were submitted to stockholders with the following results:
     1. Election of Richard R. Burnham, Robert A. Ortenzio and James E. Buncher to serve as our Class III Directors until our Annual Meeting of Stockholders in 2010 and until their respective successors are elected and qualified or until their earlier death, resignation or removal from office.

	Number of Shares
	For	Against	Abstain

Richard R. Burnham	27,087,658	—	3,097,619
Robert A. Ortenzio	27,639,618	—	2,545,659
James E. Buncher	29,200,002	—	985,275
     The following individuals are our Class I Directors, whose terms expire at our Annual Meeting of Stockholders in 2008: Paul J. Feldstein, Robert A. Lefton, Shawn S. Schabel. The following individuals are our Class II Directors, whose terms expire at our Annual Meeting of Stockholders in 2009: John K. Carlyle, David W. Cross, David L. Steffy.
     2. Ratification of the selection of Ernst & Young, LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2007.

Number of Shares

For	30,011,892
Against	106,649
Abstain	66,736

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
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

10.1
Amendment No. 5 to Credit Agreement, dated May 4, 2007, by and among General Electric Capital Corporation, a Delaware corporation, individually as sole Lender and as Agent for the Lenders, Odyssey HealthCare Operating A, LP, a Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, and the other Credit Parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 4, 2007).

10.2
Amendment No. 6 to Credit Agreement, dated May 14, 2007, by and among General Electric Capital Corporation, a Delaware corporation, individually as sole Lender and as Agent for the Lenders, Odyssey HealthCare Operating A, LP, a Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, and the other Credit Parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 14, 2007).

10.3
Amended and Restated Credit Agreement, dated May 24, 2007, by and among General Electric Capital Corporation, a Delaware corporation, individually as Lender and as Agent for the Lenders, the other Lenders signatory thereto, Odyssey HealthCare Operating A, LP, a Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, and the other Credit Parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 24, 2007).

31.1	Certification required by Rule 13a-14(a), dated August 8, 2007, by Robert A. Lefton, Chief Executive Officer*

31.2	Certification required by Rule 13a-14(a), dated August 8, 2007, by R. Dirk Allison, Chief Financial Officer*

32.1	Certification required by Rule 13a-14(b), dated August 8, 2007, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY HEALTHCARE, INC.
Date: August 8, 2007	By:	/s/ Robert A. Lefton
Robert A. Lefton
President and Chief Executive Officer

Date: August 8, 2007	By:	/s/ R. Dirk Allison
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

10.1
Amendment No. 5 to Credit Agreement, dated May 4, 2007, by and among General Electric Capital Corporation, a Delaware corporation, individually as sole Lender and as Agent for the Lenders, Odyssey HealthCare Operating A, LP, a Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, and the other Credit Parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 4, 2007).

10.2
Amendment No. 6 to Credit Agreement, dated May 14, 2007, by and among General Electric Capital Corporation, a Delaware corporation, individually as sole Lender and as Agent for the Lenders, Odyssey HealthCare Operating A, LP, a Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, and the other Credit Parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 14, 2007).

10.3
Amended and Restated Credit Agreement, dated May 24, 2007, by and among General Electric Capital Corporation, a Delaware corporation, individually as Lender and as Agent for the Lenders, the other Lenders signatory thereto, Odyssey HealthCare Operating A, LP, a Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, and the other Credit Parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 24, 2007).

31.1	Certification required by Rule 13a-14(a), dated August 8, 2007, by Robert A. Lefton, Chief Executive Officer*

31.2	Certification required by Rule 13a-14(a), dated August 8, 2007, by R. Dirk Allison, Chief Financial Officer*

32.1	Certification required by Rule 13a-14(b), dated August 8, 2007, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer**

*	Filed herewith.

**	Furnished herewith.