Form 10-Q
period 2007-09-30
ODYSSEY HEALTHCARE INC
filed 2007-11-09
CIK 1129623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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
Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The number of outstanding shares of the issuer’s common stock as of November 5, 2007 was as follows: 32,707,690 shares of Common Stock, $0.001 par value per share.

FORM 10-Q
ODYSSEY HEALTHCARE, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2006	2007
	(in thousands, except
	share and per share
	amounts)
	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,572	$10,495
Short-term investments	62,390	46,314
Accounts receivable from patient services, net of allowance for uncollectible accounts of $2,501 and $3,372 at December 31, 2006, and September 30, 2007, respectively	64,007	78,979
Income taxes receivable	6,134	402
Deferred tax asset	—	857
Prepaid expenses and other current assets	5,773	5,566
Assets of discontinued operations	631	43

Total current assets	146,507	142,656
Property and equipment, net of accumulated depreciation	20,563	24,230
Goodwill	98,179	98,179
Intangibles, net of accumulated amortization	4,737	5,880

Total assets	$269,986	$270,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,171	$5,091
Accrued compensation	14,089	14,860
Accrued nursing home costs	11,584	13,060
Accrued Medicare cap contractual adjustments	26,679	24,884
Other accrued expenses	16,397	16,667
Deferred tax liability	209	—
Current maturities of long-term debt	2	2

Total current liabilities	76,131	74,564
Long-term debt, less current maturities	1	—
Deferred tax liability	13,720	13,874
Other liabilities	538	1,359
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares — 75,000,000
Issued shares — 37,870,373 and 38,054,762 at December 31, 2006 and September 30, 2007, respectively	38	38
Additional paid-in capital	108,682	112,867
Retained earnings	126,921	138,197
Treasury stock, at cost, 4,230,972 and 5,347,072 shares held at December 31, 2006, and September 30, 2007, respectively	(56,045)	(69,954)

Total stockholders’ equity	179,596	181,148

Total liabilities and stockholders’ equity	$269,986	$270,945

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2007	2006	2007
	(in thousands, except per		(in thousands, except per
	share amounts)		share amounts)
	(unaudited)		(unaudited)

Net patient service revenue	$100,161	$104,313	$302,026	$309,597
Operating expenses:
Direct hospice care	59,094	61,811	176,896	184,766
General and administrative – hospice care	20,322	22,990	60,355	67,542
General and administrative – support center	9,810	11,072	29,353	31,961
Provision for uncollectible accounts	1,102	1,595	3,159	3,414
Depreciation	1,259	1,488	3,570	4,302
Amortization	70	75	247	203
Impairment of long-lived asset and denied certificate of need application costs	—	1,015	—	1,015

	91,657	100,046	273,580	293,203

Income from continuing operations before other income (expense)	8,504	4,267	28,446	16,394
Other income (expense):
Interest income	650	600	1,897	1,857
Interest expense	(47)	(56)	(139)	(152)

	603	544	1,758	1,705

Income from continuing operations before provision for income taxes	9,107	4,811	30,204	18,099
Provision for income taxes	3,141	1,658	10,904	6,383

Income from continuing operations	5,966	3,153	19,300	11,716
Loss from discontinued operations, net of income taxes	353	93	1,356	823

Net income	$5,613	$3,060	$17,944	$10,893

Income (loss) per common share:
Basic:
Continuing operations	$0.17	$0.10	$0.56	$0.35
Discontinued operations	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Net income	$0.16	$0.09	$0.52	$0.33

Diluted:
Continuing operations	$0.17	$0.10	$0.56	$0.35
Discontinued operations	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Net income	$0.16	$0.09	$0.52	$0.33

Weighted average shares outstanding:
Basic	34,120	32,732	34,206	33,179
Diluted	34,589	32,891	34,661	33,337
The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2007
	(in thousands)
	(unaudited)

Operating Activities
Net income	$17,944	$10,893
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	1,356	823
Loss on impairment of long-lived asset	—	211
Denied certificate of need application costs	—	804
Depreciation and amortization	3,817	4,505
Amortization of debt issue costs	82	84
Stock-based compensation	4,354	3,177
Deferred tax (expense) benefit	8,467	(912)
Tax benefit realized for stock option exercises	(1,003)	(132)
Provision for uncollectible accounts	3,159	3,414
Changes in operating assets and liabilities:
Accounts receivable	(5,616)	(18,386)
Other current assets	(8,199)	6,519
Accrued government settlement	(13,000)	—
Accounts payable, accrued nursing home costs, accrued Medicare cap contractual adjustments and other accrued expenses	5,362	(858)

Net cash provided by operating activities and discontinued operations	16,723	10,142
Investing Activities
Cash paid for acquisitions and procurement of licenses	(174)	(1,878)
Cash received from the sale of hospice programs	59	552
(Increase) decrease in short-term investments	(9,670)	16,076
Purchases of property and equipment	(7,756)	(8,724)

Net cash (used in) provided by investing activities	(17,541)	6,026
Financing Activities
Proceeds from issuance of common stock	3,467	890
Tax benefit realized for stock option exercises	1,003	132
Purchases of treasury stock	(8,280)	(13,909)
Payments of debt issue costs	—	(357)
Payments on debt	(4)	(1)

Net cash used in financing activities	(3,814)	(13,245)

Net (decrease) increase in cash and cash equivalents	(4,632)	2,923

Cash and cash equivalents, beginning of period	15,183	7,572

Cash and cash equivalents, end of period	$10,551	$10,495

Supplemental cash flow information
Interest paid	$58	$67
Income taxes paid	$7,743	$3,156
The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2007
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
2. STOCK BENEFIT PLANS
     A summary of stock option activity under the Company’s stock compensation plans at September 30, 2007 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value

Outstanding at January 1, 2007	3,852,720	$16.79
Granted	303,800	$10.70
Exercised	(181,936)	$3.52
Cancelled	(488,502)	$19.19

Outstanding at September 30, 2007	3,486,082	$16.61	6.41	$753,324

Exercisable at September 30, 2007	2,019,666	$17.93	5.92	$753,324
     The weighted average deemed fair value of the options granted was $5.18 for the nine months ended September 30, 2007. The total aggregate intrinsic value of options exercised was $2.9 million and $1.7 million during the nine months ended September 30, 2006 and 2007, respectively. The total fair value of options that vested during the nine months ended September 30, 2006 and 2007 was $1.6 million and $1.2 million, respectively.

     A summary of the Company’s non-vested shares including restricted shares at September 30, 2007 is presented below for the 2001 Equity-Based Compensation Plan (“Compensation Plan”). There are no non-vested shares remaining under the Odyssey HealthCare, Inc. Stock Option Plan (“Stock Option Plan”) as of September 30, 2007.

	Compensation Plan
		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Non-vested at January 1, 2007	1,879,327	$7.46
Granted	331,800	$5.82
Exercised	(183,768)	$6.55
Cancelled	(292,393)	$7.50

Non-vested at September 30, 2007	1,734,966	$7.22

     As of September 30, 2007, there was $13.5 million (pretax) of total unrecognized stock-based compensation expense related to the Company’s non-vested stock-based compensation plans which is expected to be recognized over a weighted-average period of 2.6 years. Cash received from option exercises under stock-based payment arrangements during the nine months ended September 30, 2006 and 2007, respectively was $3.0 million and $0.6 million, respectively. There were 1,208,471 shares available for issuance under the Compensation Plan as of September 30, 2007.
     On December 20, 2006, the Company granted 88,129 incentive-based restricted stock units (“RSUs”) to certain employees. The vesting of the incentive-based RSUs is dependent upon the Company attaining a specified earnings per share (“EPS”) target for calendar year 2007. The total number of incentive-based RSUs that will be eligible for each award recipient is dependent on the EPS level actually attained by the Company for 2007. If the actual EPS that the Company attains is within any of the EPS ranges specified in the award, the total number of incentive-based RSUs that will be earned and eligible for vesting will be prorated to account for the interim level of EPS. Provided the award recipient remains an employee continuously from the date of grant through the applicable vesting date, 25% of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, will vest on the date the Compensation Committee of the board of the directors of the Company certifies that the EPS target for 2007 has been met. The remaining 75% of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, will vest in three equal annual installments beginning on December 20, 2008. As of September 30, 2007, the Company determined it was not probable the incentive-based RSUs would be earned and eligible to vest based on the specified EPS target and no stock-based compensation expense has been recognized.

3. NET INCOME PER COMMON SHARE
     The following table presents the calculation of basic and diluted net income per common share:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(in thousands, except per		(in thousands, except
	share amounts)		per share amounts)

Numerator
Numerator for net income per share
Income from continuing operations	$5,966	$3,153	$19,300	$11,716
Loss from discontinued operations, net of income taxes	$353	$93	$1,356	$823

Net income	$5,613	$3,060	$17,944	$10,893

Denominator
Denominator for basic net income per share – weighted average shares	34,120	32,732	34,206	33,179
Effect of dilutive securities:
Employee stock options	467	157	453	156
Series B Preferred Stock Warrants convertible to common stock	2	2	2	2

Denominator for diluted net income per share — adjusted weighted average shares and assumed or actual conversions	34,589	32,891	34,661	33,337

Income (loss) per common share:
Basic:
Continuing operations	$0.17	$0.10	$0.56	$0.35
Discontinued operations	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Net income	$0.16	$0.09	$0.52	$0.33

Diluted:
Continuing operations	$0.17	$0.10	$0.56	$0.35
Discontinued operations	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Net income	$0.16	$0.09	$0.52	$0.33

     For each of the three and nine months ended September 30, 2007, options outstanding of 3,262,119 and 3,104,678 were not included in the computation of diluted earnings per share because either the exercise prices of the options were greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares, and thus the inclusion would have been antidilutive. For the three and nine months ended September 30, 2006, options outstanding of 2,611,777 and 2,559,409, respectively, were not included in the computation of diluted earnings per share for the reasons noted above.

4. REPURCHASE OF COMMON STOCK
     On November 21, 2006, the Company announced the adoption of a stock repurchase program to repurchase up to $10.0 million of the Company’s common stock over a twelve month period. The timing and the amount of the repurchase of shares during the twelve-month period was determined by management based on its evaluation of market conditions and other factors. The Company completed its stock repurchase program in May 2007 and repurchased an aggregate of 801,683 shares of common stock at a total cost of $10.0 million (average cost of $12.47 per share). Of this amount, approximately $0.8 million was repurchased during the second quarter of 2007. Stock repurchases were funded out of the Company’s working capital.
     On May 4, 2007, the Company announced the adoption of a stock repurchase program to purchase up to $50.0 million of the Company’s common stock over the twelve month period beginning on May 4, 2007 either in the open market or through privately negotiated transactions, subject to market conditions and other factors. The repurchased shares will be added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. The stock was repurchased utilizing working capital. As of September 30, 2007, the Company repurchased 1,056,623 shares of its common stock for approximately $13.1 million (average cost of $12.42 per share). The Company may repurchase up to an additional $36.9 million under its stock repurchase program.
     The Company repurchased a total of 303,400 shares of its common stock for approximately $3.2 million (average cost of $10.42 per share) during the third quarter of 2007. The stock repurchases completed during the three months ended September 30, 2007 were funded out of the Company’s working capital.
5. OTHER ACCRUED EXPENSES
     Other accrued expenses are as follows:

	As of	As of
	December 31, 2006	September 30, 2007
	(in thousands)

Workers’ compensation	$2,846	$2,828
Inpatient	3,956	4,699
Rent	1,667	1,677
Pharmacy	1,052	597
Medical supplies and durable medical equipment	1,582	1,341
Property taxes	345	289
Medical director fees	234	354
Professional fees	1,135	685
Construction in progress – retainage	123	283
Accrued interest	16	164
New billing system and computer software	3,006	2,646
Other	435	1,104

	$16,397	$16,667

6. DISCONTINUED OPERATIONS
     On January 29, 2007, the Company announced that it would exit the Tulsa, Oklahoma hospice market which is located in the Company’s Central region. On February 22, 2007, the Company sold its hospice program located in Tulsa, Oklahoma (“Tulsa”). As part of the sale, the purchaser assumed the office lease and purchased certain assets such as furniture/fixtures, equipment, deposits and licenses.
     As part of the Company’s ongoing strategic review of its hospice programs, the Company decided in the second quarter of 2007 to discontinue operations in Valdosta, Georgia; Columbia, South Carolina; St. George, Utah; Rockford, Illinois; and Allentown, Pennsylvania and in the Huntsville, Alabama alternate delivery site (“ADS”). The Company completed the sale of its Valdosta and Columbia programs which are located in the Southeast region on June 16, 2007 and recognized a pretax gain of $0.1 million in the second quarter on the disposition of the programs. The Company completed the sale of its Huntsville ADS, St. George and Allentown programs during the third quarter of 2007 and recognized a pretax loss of $44,000 in the third quarter for the disposition of the programs. The Company completed the disposition of the Rockford program during the fourth quarter of 2007 and expects to recognize a pretax gain of $0.1 million in the fourth quarter on the disposition of the Rockford program.

     During the three months ended September 30, 2006 and 2007, the Company recorded a charge of approximately $0.4 million and $0.1 million, respectively, net of taxes, $0.01 and $0.01 per diluted share, respectively, which represents the operating losses and loss on disposals for discontinued operations. These charges are included in discontinued operations for the respective periods.
     During the nine months ended September 30, 2006 and 2007, the Company recorded a charge of approximately $1.4 million and $0.8 million, respectively, net of taxes, or $0.04 and $0.02 per diluted share, respectively, which represents the operating losses and gain (loss) on disposals for discontinued operations. These charges are included in discontinued operations for the respective periods.
     The assets included in discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations.” The carrying amounts of these assets are as follows:

	December	September
	31, 2006	30, 2007
	(in thousands)

Prepaid expenses and other current assets	$51	$9
Property and equipment, net of accumulated depreciation	318	34
Intangible assets, net of accumulated amortization	262	—

Total assets of discontinued operations	$631	$43

     Net revenue and losses for the discontinued operations and the write-down of assets sold were included in the consolidated statement of income as “Loss from discontinued operations, net of income taxes,” for all periods presented. The amounts are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2007	2006	2007
	(in thousands)		(in thousands)

Net patient service revenue	$2,743	$726	$9,529	$5,200

Pre-tax loss from operations	(538)	(95)	(1,866)	(1,310)
Benefit for income taxes	185	31	674	455

Loss from discontinued operations	$(353)	$(64)	$(1,192)	$(855)
Gain (loss) on disposal, net of income tax benefit	—	(29)	(164)	32

Loss from discontinued operations, net of income tax benefit	$(353)	$(93)	$(1,356)	$(823)

     The income tax benefit related to the loss on disposal is $15,000 for the three months ended September 30, 2007 and $96,000 for nine months ended September 30, 2006. The income tax expense related to the gain on disposal is $17,000 for the nine months ended September 30, 2007.
7. REVOLVING LINE OF CREDIT
     On May 24, 2007, the Company and certain of its subsidiaries entered into an amended and restated credit agreement (the “Credit Agreement”) with General Electric Capital Corporation that provides the Company and such subsidiaries with a $40 million revolving line of credit, subject to a $10 million increase option. The revolving line of credit will be used, if necessary, to fund future acquisitions, stock repurchases, working capital requirements, capital expenditures, and general corporate purposes. Borrowings outstanding under the revolving line of credit bear interest at an “applicable margin” above LIBOR (as defined in the Credit Agreement) or an Index Rate based on the higher of the prime rate or 50 basis points over the federal funds rate. The revolving line of credit expires on May 24, 2009. The revolving line of credit has an unused facility fee of 0.25% per annum. No amounts have been drawn on the revolving line of credit as of September 30, 2007. The revolving line of credit is secured by substantially all of the Company’s and its subsidiaries’ existing and after-acquired personal property. The Company and its subsidiaries are subject to affirmative and negative covenants under the Credit Agreement, including financial covenants consisting of a maximum leverage ratio and a minimum fixed charge coverage ratio. As of September 30, 2007, management believes the Company and its subsidiaries were in compliance with all covenants under the Credit Agreement.

8. CONTINGENCIES AND GOVERNMENT SETTLEMENT
     On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action for the benefit of the Company, as nominal defendant, against the former Chief Executive Officers, former Chief Financial Officer and former Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs of the Company and seven of the current members of the board of directors of the Company and two former members of the board of directors of the Company. The petition alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, members of the board of directors and two former members of the board of directors. The petition sought unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages were sought from the Company. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of the Company, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and was consolidated with the above lawsuit filed by Mr. Connolly. On July 28, 2006, plaintiffs filed a third amended consolidated petition making substantially similar claims as those in the original petition. The individual defendants and the Company filed a motion to dismiss and/or special exceptions on August 15, 2006. On September 28, 2006, the Court granted the individual defendants’ and the Company’s special exceptions and on October 3, 2006, entered a final order of dismissal without prejudice. On November 2, 2006, plaintiffs filed a Notice of Appeal to appeal the Court’s decision to dismiss the petition to the Court of Appeals for the Fifth District of Texas at Dallas. The briefing on the appeal was completed on July 5, 2007, and oral argument is scheduled for November 27, 2007. While the Company cannot predict the outcome of the matter, it believes the claims are without merit. If any of these claims are successfully asserted against the defendants, there could be a material adverse effect on the Company due to the indemnification provisions found in the Delaware General Corporation Law, the Company’s certificate of incorporation and indemnification agreements entered into between the Company and each of the individual defendants.
          On December 30, 2004, in the United States District Court for the Northern District of Texas, Dallas Division, John O.Hanson brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against the former Chief Executive Officers and former Chief Financial Officer and seven of the current members of the board of directors of the Company and a former member of the board of directors of the Company. The complaint alleges breach of fiduciary duty, abuse of control, aiding and abetting breach of fiduciary duty and gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the individual defendants. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages are sought from the Company. On November 20, 2006, the individual defendants and the Company filed a motion to dismiss defendant’s complaint. The District Court granted the individual defendants’ and the Company’s motion to dismiss on September 21, 2007, and plaintiff’s time to file a notice of appeal has expired. On October 2, 2007, plaintiff sent the Company a demand letter requesting that the Company assert the claims set forth in the complaint against the defendants named in the complaint. The Company is currently reviewing the demand.
          From time to time, the Company may be involved in other litigation matters relating to claims that arise in the ordinary course of its business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to the Company, the Company does not believe that the resolution of these other litigation matters to which the Company is currently a party will have a material adverse effect on the Company. As of September 30, 2007, the Company has accrued approximately $0.3 million related to the other litigation matters.

9. SEGMENT REPORTING
     The Company currently evaluates performance and allocates resources primarily on the basis of cost per day of care and income from continuing operations. During the third quarter of 2007, the Company reorganized the regions and reduced the number of regions from eight to seven and restated the financial information presented below for current and prior periods. The hospice programs that are included in each region may change from time to time, but regions are presented for all periods in a comparative format. Prior periods have been restated for the reclassification of discontinued programs to discontinued operations. The distribution by the seven regions of the Company’s net patient service revenue, direct hospice care expenses, income (loss) from continuing operations (which is used by management for operating performance review) and average daily census are summarized in the following tables:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(in thousands)		(in thousands)
Net patient service revenue:
Northeast	$9,491	$12,153	$26,830	$33,569
Southeast	15,733	17,128	47,351	50,727
South Central	11,366	11,755	34,538	35,789
Texas	14,800	15,641	44,281	46,276
Midwest	13,476	13,766	40,131	39,660
Mountain	20,490	18,792	63,046	58,808
West	14,805	15,078	45,849	44,768

	$100,161	$104,313	$302,026	$309,597

Direct hospice care expenses:
Northeast	$5,345	$6,443	$15,681	$18,723
Southeast	10,128	10,748	28,827	32,607
South Central	7,382	7,933	21,708	23,596
Texas	9,458	9,905	27,635	29,588
Midwest	7,160	7,809	21,566	22,529
Mountain	11,563	11,151	35,672	34,035
West	8,058	7,822	25,807	23,688

	$59,094	$61,811	$176,896	$184,766

Income (loss) from continuing operations before other income (expense):
Northeast	$1,714	$2,933	$3,995	$6,792
Southeast	2,219	2,385	8,284	6,544
South Central	1,215	388	4,217	2,437
Texas	1,831	2,098	6,990	5,550
Midwest	3,705	2,592	10,580	8,094
Mountain	4,848	3,236	15,294	11,955
West	3,428	3,756	10,272	10,612
Corporate	(10,456)	(13,121)	(31,186)	(35,590)

	$8,504	$4,267	$28,446	$16,394

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Average Daily Census:
Northeast	764	970	721	900
Southeast	1,449	1,381	1,395	1,435
South Central	1,038	951	1,012	989
Texas	1,185	1,250	1,187	1,239
Midwest	1,052	1,074	1,050	1,038
Mountain	1,645	1,437	1,652	1,518
West	1,016	1,011	1,045	976

	8,149	8,074	8,062	8,095

10. EFFECTIVE TAX RATE
     The Company’s provision for income taxes consists of current and deferred federal and state income tax expenses. The Company’s effective tax rate for the nine months ended September 30, 2006 and 2007 was approximately 36.1% and 34.8% respectively. The decrease in the effective tax rate is due to the Company’s tax exempt interest income and a federal tax credit related to Hurricane Katrina. The 34.8% effective tax rate excludes the $0.1 million interest accrual related to uncertain tax positions. The Company estimates that its effective tax rate for 2007 will be approximately 34.8%.
11. RECENT ACCOUNTING PRONOUNCEMENTS
     On January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with the Financial Accounting Standards Board Statement No. 109 “Accounting for Income Taxes.” The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. As a result of the application of the provisions of FIN 48, the Company recorded an adjustment of $0.4 million to its opening balance of retained earnings and reclassified $1.3 million from deferred tax liabilities to other liabilities for uncertain tax positions during the nine months ended September 30, 2007. If these liabilities are settled favorably, it could impact the Company’s effective tax rate. The only periods still subject to audit for the Company’s federal tax return are the 2003 through 2006 tax years. The Company will classify interest and penalties in the provision for income taxes. The Company has recorded an accrual of $0.1 million for interest in the provision for income taxes during the nine months ended September 30, 2007.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
     Certain statements used in the following discussion and elsewhere in this Quarterly Report on Form 10-Q, including statements regarding our future financial position and results of operations, business strategy and plans and objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, which may cause our actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to the following:
•	general market conditions;

•	adverse changes in reimbursement levels under Medicare and Medicaid programs;

•	adverse changes in the Medicare payment cap limits and increases in our estimated Medicare cap contractual adjustments;

•	decline in patient census growth;

•	increases in inflation including inflationary increases in patient care costs;

•	challenges inherent in and potential changes in our growth and development strategy;

•	our ability to effectively implement our 2007 operations and development initiatives;

•	our dependence on patient referral sources and potential adverse changes in patient referral practices of those referral sources;

•	our ability to implement a new integrated billing and clinical management and electronic medical records system;

•	our ability to attract and retain healthcare professionals;

•	increases in our bad debt expense due to various factors including an increase in the volume of pre-payment reviews by Medicare fiscal intermediaries;

•	adverse changes in the state and federal licensure and certification laws and regulations;

•	adverse results of regulatory surveys;

•	delays in licensure and/or certification;

•	government and private party legal proceedings and investigations;

•	changes in state or federal income, franchise or similar tax laws and regulations;

•	cost of complying with the terms and conditions of our corporate integrity agreement;

•	adverse changes in the competitive environment in which we operate;

•	adverse impact of natural disasters; and

•	changes in our estimate of additional compensation costs under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).
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
OVERVIEW
     We are one of the largest providers of hospice care in the United States in terms of both average daily patient census and number of Medicare-certified hospice programs. Through the development of new hospice programs and a series of acquisitions, we now have 76 Medicare-certified hospice programs to serve patients and their families in 30 states. We operate all of our hospice programs through our operating subsidiaries. During the three months ended September 30, 2007, our average daily census was 8,074 patients, which represents a 0.9% decrease from our average daily census of 8,149 patients for the three months ended September 30, 2006. Our net patient service revenue of $104.3 million for the three months ended September 30, 2007 represents an increase of 4.1% over our net patient service revenue of $100.2 million for the three months ended September 30, 2006. We reported income from continuing operations of $3.2 million for the three months ended September 30, 2007, which represents a decrease of 47.2% from our income from continuing operations of $6.0 million for the three months ended September 30, 2006. We reported net income of $3.1 million, which includes a $0.1 million loss from discontinued operations, net of taxes, for the three months ended September 30, 2007 compared to net income of $5.6 million for the three months ended September 30, 2006, which includes a $0.4 million loss from discontinued operations, net of taxes. Our decrease in income from continuing operations and net income for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, is primarily due to additional pre-tax losses of approximately $1.0 million in the period related to our inpatient development initiative, increased operating expenses of approximately $0.4 million related to the implementation of our new integrated billing system, an increase of approximately $0.4 million in start-up losses related to our de novo hospice program development, a charge of $0.8 million related to the write-off of certain certificate of need costs, a charge of $0.6 million due to the increase in our estimated Medicare cap contractual adjustment related to the 2006 cap year, a charge of $0.2 million related to the write-down of property on a building and an increase in our provision for uncollectible accounts of approximately $0.5 million. Notwithstanding the additional expenses we have incurred related to our inpatient development initiative, the implementation of our new integrated billing system and our de novo hospice program development, our patient census growth and annual payment rate increases have not been sufficient to offset increases in our operating expenses due to normal inflationary pressure.
     On November 21, 2006, we announced the adoption of a stock repurchase program to repurchase up to $10.0 million of our common stock over a twelve month period. The timing and the amount of the repurchase of shares during the twelve-month period was determined by management based on its evaluation of market conditions and other factors. We completed our stock repurchase program in May 2007 and repurchased an aggregate of 801,683 shares of common stock at a total cost of $10.0 million (average cost of $12.47 per share). Of this amount, approximately $0.8 million was repurchased during the second quarter of 2007. Stock repurchases were funded out of our working capital.
     On May 4, 2007, we announced the adoption of a stock repurchase program to purchase up to $50.0 million of our common stock over the twelve month period beginning on May 4, 2007 either in the open market or through privately negotiated transactions, subject to market conditions and other factors. The repurchased shares will be added to our treasury shares and may be used for employee stock plans and for other corporate purposes. The stock was repurchased utilizing working capital. As of September 30, 2007, we had repurchased 1,056,623 shares of our common stock for approximately $13.1 million (average cost of $12.42 per share). We may repurchase up to an additional $36.9 million under this stock repurchase program.
     We repurchased a total of 303,400 shares of our common stock for approximately $3.2 million (average cost of $10.42 per share) during the third quarter of 2007 under our stock repurchase programs. The stock repurchases completed during the three months ended September 30, 2007 were funded out of our working capital.
     On October 29, 2007, we were notified that we lost our appeal of the denial of our application for a certificate of need (“CON”) in Broward County, Florida, which we recently determined should be recognized in the third quarter of 2007. As a result of this loss, we recorded a non-cash charge of approximately $0.8 million related to the write-off of CON application costs during the third quarter of 2007.
DEVELOPED HOSPICES
     During the first quarter of 2006, our Lubbock, Texas hospice program became Medicare certified.
     During the second quarter of 2006, we received Medicare certification for our Rockford, Illinois and Miami, Florida hospice programs.

     During the third quarter of 2006, we received Medicare certification for our Tyler, Texas hospice program.
     During the first quarter of 2007, our hospice program located in Boston, Massachusetts received its state licensure in the second quarter of 2007. In addition, during the quarter, we expanded the areas served by our Miami, Florida; Valdosta, Georgia; and Kansas City, Missouri hospice programs with the opening of Medicare certified alternate delivery sites in Monroe County, Florida; Douglas, Georgia; and Kearney, Missouri, respectively. During the first quarter of 2006 and 2007, we incurred pretax start-up losses of approximately $0.4 million and $0.5 million respectively.
     During the second quarter of 2007, our hospice program located in Boston, Massachusetts received its Medicare certification. In addition, during the quarter, we expanded the areas served by our Athens, Georgia and Portland, Oregon hospice programs with the opening of Medicare certified alternate delivery sites in Gainesville, Georgia and Salem, Oregon respectively. During the second quarter of 2006 and 2007, we incurred pretax start-up losses of approximately $0.8 million and $1.0 million, respectively.
     During the third quarter of 2007, we continued the development of hospice programs located in Alameda, California; Augusta, Georgia; Dayton, Ohio, Fort Wayne, Indiana and Ventura, California. Our Fort Wayne, Indiana and Ventura, California hospice programs became Medicare certified during the third quarter of 2007. During the third quarter of 2006 and 2007, we incurred pretax startup losses of approximately $0.5 million and $0.9 million, respectively, related to our de novo programs.
     Once a hospice becomes Medicare certified, the process is started to obtain Medicaid certification. This process takes approximately nine months which varies from state to state.
INPATIENT UNIT DEVELOPMENT
     As part of our strategy to reduce our Medicare cap exposure and broaden our service offerings in selected markets, we are continuing the development of four additional freestanding inpatient units. We incurred approximately $1.3 million in pre-tax losses during the third quarter of 2007 related to the pre-opening expenses and losses related to the development of our inpatient units as compared to $0.3 million during the third quarter of 2006. Because of recent changes dictated by the Centers for Medicare & Medicaid Services (“CMS”) that require certain states to complete all annual surveys and complaint surveys prior to conducting any new initial Medicare surveys, we have experienced delays in obtaining Medicare certification for three of the inpatient units currently under development. Until an inpatient unit receives its Medicare certification, we are required to bill Medicare at the routine home care rate, rather than the general inpatient rate, for patients who receive inpatient services at the inpatient facility. During the period of time between the licensure date and the Medicare certification date, the inpatient unit is fully staffed, which contributes substantially to the losses incurred by us during the development of new inpatient facilities. We have contracted with an accrediting organization that has the authority to conduct Medicare certification surveys. However, the delays caused by the survey changes dictated by CMS will likely increase the losses we incur as we open these inpatient programs.
DISCONTINUED OPERATIONS
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
     As part of our ongoing strategic review of our hospice programs, we decided in the second quarter of 2007 to discontinue operations in Valdosta, Georgia; Columbia, South Carolina; St. George, Utah; Rockford, Illinois; and Allentown, Pennsylvania and in our Huntsville, Alabama alternate delivery site (“ADS”). We completed the sale of our Valdosta and Columbia hospice programs on June 16, 2007. We completed the sale of our Huntsville ADS, St. George and Allentown programs during the third quarter of 2007. We completed the disposition of our Rockford program in the fourth quarter of 2007.
     During the three months ended September 30, 2006 and 2007, we recorded a charge of approximately $0.4 million and $0.1 million, respectively, net of taxes, or $0.01 and $0.00 per diluted share, respectively, which represents the operating losses and loss on disposals for discontinued operations. These charges are included in discontinued operations for the respective periods.
     During the nine months ended September 30, 2006 and 2007, we recorded a charge of approximately $1.4 million and $0.8 million, respectively, net of taxes, or $0.04 and $0.03 per diluted share, respectively, which represents the operating losses and gain (loss) on disposals for discontinued operations. These charges are included in discontinued operations for the respective periods.
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
     Goodwill from our hospice acquisitions was $98.2 million as of September 30, 2007, representing 54.0% of stockholders’ equity and 36.1% of total assets as of September 30, 2007. We account for goodwill and other intangible assets based on the provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are reviewed for impairment annually (during the fourth quarter) or more frequently if indicators arise. As of September 30, 2007, no impairment charges have been recorded by us since the adoption of SFAS 142. Other intangible assets continue to be amortized over their useful lives.
NET PATIENT SERVICE REVENUE
     Net patient service revenue is the estimated net realizable revenue from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered to our patients. To determine net patient service revenue, we adjust gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap contractual adjustments. Net patient service revenue does not include charity care or the Medicaid room and board payments. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 92.7% and 91.8% of our net patient service revenue for the three months ended September 30, 2006 and 2007, respectively, and represented approximately 92.7% and 92.3% of our net patient service revenue for the nine months ended September 30, 2006 and 2007, respectively. Services provided under Medicaid programs represented approximately 4.5% and 4.8% of our net patient service revenue for the three months ended September 30, 2006 and 2007, respectively, and represented approximately 4.4% and 4.6% of our net patient service revenue for the nine months ended September 30, 2006 and 2007, respectively. The payments we receive from Medicare and Medicaid are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.
     The four main levels of care we provide are routine home care, general inpatient care, continuous home care and inpatient respite care. We also receive reimbursement for physician services, self-pay and non-governmental room and board. Routine home care is the largest component of our gross patient service revenue, representing 89.0% and 88.7% of gross patient service revenue for the three months ended September 30, 2006 and 2007, respectively, and 88.6% and 88.7% for the nine months ended September 30, 2006 and 2007, respectively. General inpatient care represented 6.6% and 7.3% of gross patient service revenue for the three months ended September 30, 2006 and 2007, respectively, and 7.1% and 7.3% for the nine months ended September 30, 2006 and 2007, respectively. Continuous home care represented 3.6% and 3.1% of gross patient service revenue for the three months ended September 30, 2006 and 2007, respectively, and 3.2% for each of the nine months ended September 30, 2006 and 2007, respectively. Inpatient respite care and reimbursement for physician services, self-pay and non-governmental room and board represents the remaining 0.8% and 0.9% of gross patient service revenue for the three months ended September 30, 2006 and 2007, respectively, and 1.1% and 0.8% for the nine months ended September 30, 2006 and 2007, respectively.
     The principal factors that impact net patient service revenue are our average daily census, levels of care, annual changes in Medicare and Medicaid payment rates due to adjustments for inflation and estimated contractual adjustments. Average daily census is affected by the number of patients referred and admitted into our hospice programs and average length of stay of those patients once admitted. Average length of stay is impacted by patients’ decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay based on discharges has increased from 86.1 days for the three months ended September 30, 2006, to 90.3 days for the three months ended September 30, 2007. Our average hospice length of stay increased from 84.7 days for the nine months ended September 30, 2006, to 88.5 days for the nine months ended September 30, 2007.
     Payment rates under the Medicare and Medicaid programs are indexed for inflation annually; however, the increases have historically been less than actual inflation. On October 1, 2006 and 2007, the base Medicare payment rates for hospice care increased by 3.4% and 3.5%, respectively, over the base rates previously in effect. These rates were further adjusted geographically by the hospice wage index. On a gross revenue basis, our effective rate increase during the three and nine months ended September 30, 2007 was approximately 3.2% and 3.4%, respectively. In the future, reductions in, or reductions in the rate of increase of, Medicare and Medicaid payments may have an adverse impact on our net patient service revenue and profitability.

MEDICARE REGULATION
     The Medicare Cap.  Various provisions were included in the legislation creating the Medicare hospice benefit to manage the cost to the Medicare program for hospice, including the patient’s waiver of curative care requirement, the six-month terminal prognosis requirement and the Medicare payment caps. The Medicare hospice benefit includes two fixed annual caps on payment, both of which are assessed on a program-by-program basis. One cap is an absolute dollar amount; the other limits the number of days of inpatient care. None of our hospice programs exceeded the payment limits on general inpatient care services for the three and nine months ended September 30, 2006 and 2007. The caps are calculated from November 1 through October 31 of each year.
     Dollar Amount Cap.  The Medicare revenue paid to a hospice program from November 1 to October 31 of the following year may not exceed the annual cap amount which is calculated by using the following formula: the product of the number of admissions to the program by patients who are electing to receive their Medicare hospice benefit for the first time, multiplied by the Medicare cap amount, which for the November 1, 2006 through October 31, 2007 Medicare fiscal year is $21,410. The Medicare cap amount is reduced proportionately for patients who transferred in or out of our hospice services. The Medicare cap amount is annually adjusted for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. The Medicare cap amount for the Medicare cap year ending October 31, 2006, was $20,585.
     The following table shows the amounts accrued and paid for the Medicare cap contractual adjustments for the years ended December 31, 2005 and 2006 and for the nine months ended September 30, 2007, respectively:

	Accrued Medicare Cap Contractual Adjustments
					Nine Months Ended
	Year ended December 31,				September 30,
	2005		2006		2007
			(in thousands)

Beginning balance — accrued Medicare cap contractual adjustments	$2,915		$14,883		$26,679
Medicare cap contractual adjustments	9,554	(1)	15,423	(2)	5,405	(3)
Medicare cap contractual adjustments — discontinued operations	2,414	(4)	1,041	(4)	314	(4)
Payments to Medicare fiscal intermediaries	—		(1,983)		(7,514)
Reclassification to accounts payable	—		(2,685	)(5)	—

Ending balance — accrued Medicare cap contractual adjustments	$14,883		$26,679		$24,884

(1)	On August 26, 2005, CMS issued Change Request Transmittal 663 publishing the final Medicare per beneficiary cap amount of $19,778 for the 2005 Medicare cap year ended October 31, 2005 and indicated that the cap amount for the 2004 Medicare cap year ended October 31, 2004 was incorrectly computed. This cap amount was lower than the estimated cap amount that we used for 2005 due to CMS’s error in computing the cap amount for the 2004 Medicare cap year. As a result, the 2005 accrued Medicare cap contractual adjustment of $9.6 million includes $1.0 million for the lower 2005 Medicare cap amount and an additional $1.1 million for the 2003 and 2004 Medicare cap years for the estimated impact of the revised cap amounts. CMS in April 2007 announced that it has instructed its fiscal intermediaries to assess and collect the additional 2003 and 2004 Medicare cap amounts. As of September 30, 2007, we paid $1.0 million to Medicare related to the 2003 and 2004 Medicare cap years.

(2)	Includes an additional accrual of $3.8 million related to the 2005 Medicare cap year.

(3)	Includes an additional accrual of $0.6 million related to the 2006 Medicare cap year.

(4)	Medicare cap contractual adjustments reclassified to discontinued operations are related to the Salt Lake City, Tulsa and St. George hospice programs which were sold in July 2006, February 2007 and August 2007, respectively.

(5)	Amounts were reclassified from accrued Medicare cap contractual adjustments to accounts payable in December 2006, and were paid in January 2007 to the Medicare fiscal intermediary.
     Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Compliance with these laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

EXPENSES
     The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for the three and nine months ended September 30, 2006 and 2007, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Direct hospice care expenses:
Salaries, benefits and payroll taxes	39.1%	39.6%	39.0%	39.8%
Pharmaceuticals	5.6	5.3	5.3	5.4
Medical equipment and supplies	5.4	5.3	5.3	5.3
Inpatient costs	2.3	1.6	2.6	2.1
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	6.6	7.5	6.4	7.1

Total	59.0%	59.3%	58.6%	59.7%

General and administrative expenses – hospice care:
Salaries, benefits and payroll taxes	13.8%	14.8%	13.7%	14.7%
Leases	2.8	3.1	2.6	3.0
Other (including insurance, recruiting, travel, telephone and printing )	3.7	4.1	3.8	4.1

Total	20.3%	22.0%	20.1%	21.8%

General and administrative expenses – support center:
Salaries, benefits and payroll taxes	4.0%	4.4%	4.1%	4.3%
Stock-based compensation	1.4	1.1	1.4	1.0
Leases	0.4	0.3	0.3	0.3
Legal and accounting fees	1.0	0.9	1.1	1.0
Other (including insurance, recruiting, travel, telephone and printing )	2.9	3.9	2.7	3.7

Total	9.7%	10.6%	9.6%	10.3%

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

     The following table sets forth the cost per day of care represented by the items included in direct hospice care expenses and general and administrative expenses for hospice care for the three and nine months ended September 30, 2006 and 2007, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Direct hospice care expenses:
Salaries, benefits and payroll taxes	$52.17	$55.64	$53.52	$55.77
Pharmaceuticals	7.44	7.49	7.21	7.63
Medical equipment and supplies	7.27	7.50	7.25	7.40
Inpatient costs	3.13	2.29	3.50	2.93
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	8.81	10.30	8.89	9.87

Total	$78.82	$83.22	$80.37	$83.60

General and administrative expenses – hospice care:
Salaries, benefits and payroll taxes	$18.46	$20.89	$18.84	$20.62
Leases	3.71	4.33	3.51	4.20
Other (including insurance, recruiting, travel, telephone and printing )	6.41	8.01	6.49	7.29

Total	$28.58	$33.23	$28.84	$32.11

RESULTS OF OPERATIONS
     The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the three and nine months ended September 30, 2006 and 2007, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Net patient service revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct hospice care	59.0	59.3	58.6	59.7
General and administrative – hospice care	20.3	22.0	20.1	21.8
General and administrative – support center	9.7	10.6	9.6	10.3
Provision for uncollectible accounts	1.1	1.5	1.0	1.1
Depreciation	1.3	1.4	1.2	1.4
Amortization	0.1	0.1	0.1	0.1
Impairment of long-lived asset and denied CON costs	—	1.0	—	0.3

	91.5	95.9	90.6	94.7

Income from continuing operations before other income (expense)	8.5	4.1	9.4	5.3
Other income (expense), net	0.6	0.5	0.6	0.6

Income from continuing operations before provision for income taxes	9.1	4.6	10.0	5.9
Provision for income taxes	3.1	1.6	3.6	2.1

Income from continuing operations	6.0	3.0	6.4	3.8
Loss from discontinued operations, net of income taxes	0.4	0.1	0.5	0.3

Net income	5.6%	2.9%	5.9%	3.5%

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007
     The following table summarizes and compares our results of operations for the three months ended September 30, 2006 and 2007, respectively:

	Three Months
	Ended September 30,
	2006	2007	$ Change	% Change
	(in thousands, except % change)
Net patient service revenue	$100,161	$104,313	$4,152	4.1%
Operating expenses:
Direct hospice care	59,094	61,811	2,717	4.6%
General and administrative–hospice care	20,322	22,990	2,668	13.1%
General and administrative–support center	9,810	11,072	1,262	12.9%
Provision for uncollectible accounts	1,102	1,595	493	44.7%
Depreciation and amortization	1,329	1,563	234	17.6%
Impairment of long-lived asset and denied CON application costs	—	1,015	1,015	100%

	91,657	100,046	8,389	9.2%

Income from continuing operations before other income (expense)	8,504	4,267	(4,237)	(49.8%)

Other income (expense), net	603	544	(59)	(9.8%)

Income from continuing operations before provision for income taxes	9,107	4,811	(4,296)	(47.2%)
Provision for income taxes	3,141	1,658	(1,483)	(47.2%)

Income from continuing operations	5,966	3,153	(2,813)	(47.2%)
Loss from discontinued operations, net of income taxes	353	93	(260)	(73.7%)

Net income	$5,613	$3,060	$(2,553)	(45.5%)

Net Patient Service Revenue
     Net patient service revenue increased $4.2 million, or 4.1%, from $100.2 million for the three months ended September 30, 2006 to $104.3 million for the three months ended September 30, 2007, due primarily to our effective Medicare payment rate increase of 3.2% on October 1, 2006 and to a lesser extent, a reduction in our estimated Medicare cap contractual adjustment. The estimated Medicare cap contractual adjustment decreased $2.3 million, or 67.1%, from $3.5 million for the three months ended September 30, 2006 to $1.1 million for the three months ended September 30, 2007. This decrease is due to fewer programs being in cap for 2007 compared to 2006 which is a result of our inpatient development initiative and change in patient mix. Net patient service revenue per day of care was $133.60 and $140.43 for the three months ended September 30, 2006 and 2007, respectively, Medicare revenues represented 92.7% and 91.8% of our net patient service revenue for the three months ended September 30, 2006 and 2007, respectively. Medicaid revenues represented 4.5% and 4.8% of our net patient service revenue for the three months ended September 30, 2006 and 2007, respectively.
Direct Hospice Care Expenses
     Direct hospice care expenses increased $2.7 million, or 4.6%, from $59.1 million for the three months ended September 30, 2006, to $61.8 million for the three months ended September 30, 2007. Salaries, benefits and payroll tax expense increased $2.2 million, or 5.7%, from $39.1 million for the three months ended September 30, 2006, to $41.3 million for the three months ended September 30, 2007. This increase is primarily due to annual salary increases and, to a lesser extent, increased salary expense related to our inpatient development initiative. In addition, contracted patient care and medical director fees increased $0.8 million, or 35.9%, from $2.2 million for the three months ended September 30, 2006, to $3.0 million for the three months ended September 30, 2007. The increase in expense was due primarily to an increase in our provision of general inpatient care in our inpatient facilities, which requires significantly more physician involvement. On a cost per day of care basis, direct hospice care expenses increased from $78.82 to $83.22 for the three months ended September 30, 2006 and 2007, respectively, and salaries, benefits and payroll tax expense increased from $52.17 to $55.64 for the three months ended September 30, 2006 and 2007, respectively, and contracted patient care and medical director fees costs increased from $2.96 to $4.06 for the three months ended September 30, 2006 and 2007, respectively. As a percentage of net patient service revenue, total direct hospice care expenses increased from 59.0% to 59.3% for the three months ended September 30, 2006 and 2007, respectively, due primarily to the increases in salaries, benefits and payroll taxes and contracted patient care and medical director fees noted above.

General and Administrative Expenses - Hospice Care
     General and administrative expenses – hospice care increased $2.7 million, or 13.1%, from $20.3 million for the three months ended September 30, 2006 to $23.0 million for the three months ended September 30, 2007. Salaries, benefits and payroll tax expense increased $1.6 million, or 11.6%, from $13.8 million for the three months ended September 30, 2006 to $15.5 million for the three months ended September 30, 2007. This increase is primarily due to annual salary increases and our inpatient development initiative. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 13.8% to 14.8% for the three months ended September 30, 2006 and 2007, respectively. Lease expense related to office leases increased $0.4 million, or 15.2%, from $2.8 million for the three months ended September 30, 2006 to $3.2 million for the three months ended September 30, 2007. This increase is primarily due to new and additional office leases for hospice programs and due in part to our inpatient development initiative. As a percentage of net patient service revenue, total general and administrative expenses for hospice care increased from 20.3% to 22.0% for the three months ended September 30, 2006 and 2007, respectively, due primarily to the increases in salaries, benefits and payroll tax expense and lease expense.
General and Administrative Expenses – Support Center
     General and administrative expenses – support center increased $1.3 million, or 12.9%, from $9.8 million for the three months ended September 30, 2006 to $11.1 million for the three months ended September 30, 2007. Salaries, benefits and payroll tax expense increased $0.6 million, or 15.4%, from $4.0 million for the three months ended September 30, 2006 to $4.6 million for the three months ended September 30, 2007. This increase is due to annual salary increases and additional employees related to the conversion of the new billing system. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 4.0% to 4.4% for the three months ended September 30, 2006 and 2007, respectively. During the three months ended September 30, 2007, we incurred approximately $0.4 million in incremental costs related to our new integrated billing system. Consulting and recruiting fees increased $0.3 million from $0.4 million for the three months ended September 30, 2006, to $0.7 million for the three months ended September 30, 2007. This increase is related to recruitment of our new Chief Operating Officer and additional consulting services for our clinical and compliance departments. As a percentage of net patient service revenue, total general and administrative expenses for support center increased from 9.7% to 10.6% for the three months ended September 30, 2006 and 2007, respectively, due primarily to the incremental costs related to the new integrated billing system and the increase in salaries, benefits and payroll tax expense and recruiting and consulting fees.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts increased $0.5 million, or 44.7%, from $1.1 million for the three months ended September 30, 2006 to $1.6 million for the three months ended September 30, 2007, due primarily to an increase in the days sales outstanding as of September 30, 2007 compared to September 30, 2006. The increase in days sales outstanding is due primarily to an increase in additional development requests (“ADR’s”) from our Medicare fiscal intermediaries that resulted in a decrease in collections from Medicare and reduced collections on accounts receivable related to the conversion to our new integrated billing system. As a percentage of net patient service revenue, our provision for uncollectible accounts was 1.1% and 1.5% for the three months ended September 30, 2006 and 2007, respectively.
Depreciation and Amortization Expense
     Depreciation and amortization expense increased $0.2 million, or 17.6%, from $1.3 million for the three months ended September 30, 2006 to $1.6 million for the three months ended September 30, 2007. This increase was related to our inpatient unit development initiative and our new integrated billing system. As a percentage of net patient service revenue, depreciation and amortization expense increased from 1.4% to 1.5% for the three months ended September 30, 2006 and 2007, respectively.
Impairment of Long-Lived Asset and Denied CON Application Costs
     During the three months ended September 30, 2007, we recorded a loss of $0.2 million for the write-down of a building that was expected to be developed as a free standing inpatient facility which was not yet operational. We decided not to pursue this inpatient facility and expect to sell this building in the fourth quarter of 2007. In addition, we recorded a non-cash charge of $0.8 million related to the write-off of CON costs after we were notified on October 29, 2007 that we lost our appeal of the denial of our application for a CON in Broward County, Florida.
Other Income (Expense)
     Other income decreased $0.1 million, or 9.8%, from $0.6 million for the three months ended September 30, 2006 to $0.5 million for the three months ended September 30, 2007. Interest income decreased $0.1 million, or 7.7%, from $0.7 million for the three months ended September 30, 2006 to $0.6 million for the three months ended September 30, 2007 due to a decrease in the amount of cash invested. Interest expense is primarily associated with the unused facility fee and amortization of deferred costs related to our revolving line of credit. See Note 7 to our unaudited consolidated financial statements.

Provision for Income Taxes
     Our provision for income taxes decreased $1.2 million, or 38.3%, from $3.1 million for the three months ended September 30, 2006 to $1.9 million for the three months ended September 30, 2007. We had an effective income tax rate of approximately 34.5% and 34.2% for the three months ended September 30, 2006 and 2007, respectively. The decrease in the effective tax rate is due to our tax exempt interest income and a federal tax credit related to Hurricane Katrina. For the three months ended September 30, 2007, we recorded an interest accrual related to uncertain tax positions under FIN 48. See Note 11 to our unaudited consolidated financial statements. We expect the effective tax rate to be approximately 34.8% for the remainder of 2007.
NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007
     The following table summarizes and compares our results of operations for the nine months ended September 30, 2006 and 2007, respectively:

	Nine Months Ended September 30,
	2006	2007	$ Change	% Change
	(in thousands, except % change)

Net patient service revenue	$302,026	$309,597	$7,571	2.5%
Operating expenses:
Direct hospice care	176,896	184,766	7,870	4.4%
General and administrative – hospice care	60,355	67,542	7,187	11.9%
General and administrative – support center	29,353	31,961	2,608	8.9%
Provision for uncollectible accounts	3,159	3,414	255	8.1%
Depreciation and amortization	3,817	4,505	688	18.0%
Impairment of long-lived asset and denied CON application costs	—	1,015	1,015	100%

	273,580	293,203	19,623	7.2%

Income from continuing operations before other income (expense)	28,446	16,394	(12,052)	(42.4%)
Other income (expense), net	1,758	1,705	(53)	(3.0%)

Income from continuing operations before provision for income taxes	30,204	18,099	(12,105)	(40.1%)

Provision for income taxes	10,904	6,383	(4,521)	(41.5%)

Income from continuing operations	19,300	11,716	(7,584)	(39.3%)
Loss from discontinued operations, net of income taxes	1,356	823	(533)	(39.3%)

Net income	$17,944	$10,893	$(7,051)	(39.3%)

Net Patient Service Revenue
     Net patient service revenue increased $7.6 million, or 2.5%, from $302.0 million for the nine months ended September 30, 2006 to $309.6 million for the nine months ended September 30, 2007, due primarily to our effective Medicare payment rate increase of 3.4% on October 1, 2006 and to a lesser extent, a reduction in our estimated Medicare cap contractual adjustment. The estimated Medicare cap contractual adjustment decreased $0.4 million, or 6.0%, from $5.8 million for the nine months ended September 30, 2006 to $5.4 million for the nine months ended September 30, 2007. This decrease is due to fewer programs being in cap for 2007 compared to 2006 which is a result of our inpatient development initiative and change in patient mix. Net patient service revenue per day of care was $137.23 and $140.09 for the nine months ended September 30, 2006 and 2007, respectively. Medicare revenues represented 92.7% and 92.3% of our net patient service revenue for the nine months ended September 30, 2006 and 2007, respectively. Medicaid revenues represented 4.4% and 4.6% of our net patient service revenue for the nine months ended September 30, 2006 and 2007, respectively.

Direct Hospice Care Expenses
     Direct hospice care expenses increased $7.9 million, or 4.4%, from $176.9 million for the nine months ended September 30, 2006 to $184.8 million for the nine months ended September 30, 2007. Salaries, benefits and payroll tax expense increased $5.5 million, or 4.6%, from $117.8 million for the nine months ended September 30, 2006 to $123.3 million for the nine months ended September 30, 2007. This increase is primarily due to annual salary increases and our inpatient development initiative. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 39.0% to 39.8% for the nine months ended September 30, 2006 and 2007, respectively. Pharmacy expense increased $1.0 million, or 6.2%, from $15.9 million for the nine months ended September 30, 2006, to $16.9 million for the nine months ended September 30, 2007. The increase in pharmacy expense was due primarily to an increase in our provision of general inpatient care in our inpatient facilities. Patients receiving general inpatient care typically have higher pharmacy costs than patients receiving routine home care due to higher acuity. As a percentage of net patient service revenue, pharmacy expense increased from 5.3% to 5.4% for the nine months ended September 30, 2006 and 2007, respectively. In addition, contracted patient care and medical director fees increased $1.9 million, or 29.1%, from $6.6 million for the nine months ended September 30, 2006 to $8.5 million for the nine months ended September 30, 2007. The increase is due primarily to an increase in our provision of general inpatient care in our inpatient facilities, which requires significantly more physician involvement. On a cost per day of care basis, direct hospice care expenses increased from $80.37 to $83.60 for the nine months ended September 30, 2006 and 2007, respectively, and salaries, benefits and payroll tax expense increased from $53.52 to $55.77 for the nine months ended September 30, 2006 and 2007, respectively, and pharmacy costs increased from $7.21 to $7.63 for the nine months ended September 30, 2006 and 2007, respectively. As a percentage of net patient service revenue, total direct hospice care expenses increased from 58.6% to 59.7% for the nine months ended September 30, 2006 and 2007, respectively, due primarily to the increases in salaries, benefits and payroll tax expense, pharmacy expense and contracted patient care and medical director fees noted above.
General and Administrative Expenses – Hospice Care
     General and administrative expenses – hospice care increased $7.2 million, or 11.9%, from $60.4 million for the nine months ended September 30, 2006 to $67.5 million for the nine months ended September 30, 2007. Salaries, benefits and payroll tax expense increased $4.1 million, or 9.9%, from $41.5 million for the nine months ended September 30, 2006, to $45.6 million for the nine months ended September 30, 2007. This increase is primarily due to annual salary increases and our inpatient development initiative. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 13.7% to 14.7% for the nine months ended September 30, 2006 and 2007, respectively. Lease expense related to office leases increased $1.5 million, or 19.9%, from $7.7 million for the nine months ended September 30, 2006 to $9.3 million for the nine months ended September 30, 2007 due primarily to new and additional office leases for hospice programs and our inpatient development initiative. As a percentage of net patient service revenue, total general and administrative expenses for hospice care increased from 20.1% to 21.8% for the nine months ended September 30, 2006 and 2007, respectively, due primarily to the increase in salaries, benefits and payroll tax expense and lease expense.
General and Administrative Expenses – Support Center
     General and administrative expenses – support center increased $2.6 million, or 8.9%, from $29.4 million for the nine months ended September 30, 2006 to $32.0 million for the nine months ended September 30, 2007. Salaries, benefits and payroll tax expense increased $0.8 million, or 6.0%, from $12.5 million for the nine months ended September 30, 2006, to $13.3 million for the nine months ended September 30, 2007. This increase is due to annual salary increases and additional employees related to the conversion to the new billing system. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 4.0% to 4.3% for the nine months ended September 30, 2006 and 2007, respectively. During the nine months ended September 30, 2007, we incurred approximately $1.5 million in incremental costs related to our new integrated billing system. As a percentage of net patient service revenue, total general and administrative expenses for our support center increased from 9.6% to 10.3% for the nine months ended September 30, 2006 and 2007, respectively.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts increased $0.2 million, or 8.1%, from $3.2 million for the nine months ended September 30, 2006 to $3.4 million for the nine months ended September 30, 2007, due primarily to an increase in the days sales outstanding as of September 30, 2007 compared to September 30, 2006. The increase in days sales outstanding is due primarily to an increase in ADR’s from our Medicare fiscal intermediaries that resulted in a decrease in collections from Medicare and reduced collections on accounts receivable related to the conversion to our new integrated billing system. As a percentage of net patient service revenue, our provision for uncollectible accounts increased from 1.0% to 1.1% for the nine months ended September 30, 2006 and 2007, respectively.

Depreciation and Amortization Expense
     Depreciation and amortization expense increased $0.7 million, or 18.0%, from $3.8 million for the nine months ended September 30, 2006 to $4.5 million for the nine months ended September 30, 2007. This increase is related to our inpatient development initiative and our new integrated billing system. As a percentage of net patient service revenue, depreciation and amortization expense increased from 1.3% to 1.5% for the nine months ended September 30, 2006 and 2007, respectively.
Impairment of Long-Lived Asset and Denied CON Application Costs
     During the nine months ended September 30, 2007, we recorded a loss of $0.2 million for the write-down of a building that was expected to be developed as a free standing inpatient facility which was not yet operational. We decided not to pursue this inpatient facility and expect to sell this building in the fourth quarter of 2007. In addition, we recorded a non-cash charge of $0.8 million related to the write-off of CON costs after we were notified on October 29, 2007 that we lost our appeal of the denial of our application for a CON in Broward County, Florida.
Other Income (Expense)
     Other income (expense) decreased $0.1 million or 3.0% from $1.8 million for the nine months ended September 30, 2006 to $1.7 million for the nine months ended September 30, 2007. Interest income is related to interest earned on our short-term cash investments. Interest expense is primarily associated with the unused facility fee and amortization of deferred costs related to our revolving line of credit. See Note 7 to our unaudited consolidated financial statements.
Provision for Income Taxes
     Our provision for income taxes decreased $4.2 million, or 38.9%, from $10.9 million for the nine months ended September 30, 2006 to $6.7 million for the nine months ended September 30, 2007. We had an effective income tax rate of approximately 36.1% and 34.8% (excluding the $0.1 million interest accrual) for the nine months ended September 30, 2006 and 2007, respectively. The decrease in the effective tax rate is due to our tax exempt interest income and a federal tax credit related to Hurricane Katrina. For the nine months ended September 30, 2007, we recorded $0.1 million for an interest accrual related to uncertain tax positions under FIN 48. See Note 11 to our unaudited consolidated financial statements. We expect the effective tax rate to be approximately 34.8% for the remainder of 2007.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal liquidity requirements are for the Medicare cap contractual adjustments, stock repurchase programs, acquisition and implementation of our new integrated billing system, working capital, new hospice program and inpatient development, hospice acquisitions, debt service and other capital expenditures. We finance these requirements primarily with existing funds, cash flows from operating activities, operating leases, and normal trade credit terms. As of September 30, 2007, we had cash and cash equivalents of $10.5 million and working capital of $68.1 million. At such date, we also had short-term investments of $46.3 million.
     Cash provided by operating activities was $16.7 million and $10.1 million for the nine months ended September 30, 2006 and 2007, respectively, and represented income generated from continuing operations, non-cash charges related to depreciation, amortization, stock-based compensation and taxes and increases and decreases in working capital. We paid $10.3 million to Medicare related to 2004 and 2005 Medicare cap year ended contractual adjustments during the nine months ended September 30, 2007, compared to $2.0 million paid to Medicare related to the 2004 and 2005 Medicare cap year ended contractual adjustments during the nine months ended September 30, 2006. Our days outstanding in accounts receivable increased from 45.5 days as of December 31, 2006 to 56.5 days as of September 30, 2007. This increase in days outstanding is due primarily to an increase in ADRs from our Medicare fiscal intermediaries which resulted in a decrease in collections from Medicare and the conversion to the new integrated billing system.
     Investing activities, consisting primarily of cash paid to purchase property and equipment and to purchase or sell short-term investments, used cash of $17.5 million and generated cash of $6.0 million for the nine months ended September 30, 2006 and 2007, respectively. During the nine months ended September 30, 2007, the generation of cash was due primarily to our conversion of short-term investments to cash. For the nine months ended September 30, 2007, property and equipment purchases were primarily related to inpatient business development and the new integrated billing system.
     Net cash used in financing activities was $3.8 million and $13.2 million for the nine months ended September 30, 2006 and 2007, respectively, and represented proceeds from the issuance of common stock and payments related to our stock repurchase programs.

     On May 24, 2007, we and certain of our subsidiaries entered into an amended and restated credit agreement (the “Credit Agreement”) with General Electric Capital Corporation that provides us and our subsidiaries with a $40 million revolving line of credit, subject to a $10 million increase option. The revolving line of credit will be used, if necessary, to fund future acquisitions, stock repurchases, working capital requirements, capital expenditures, and general corporate purposes. Borrowings outstanding under the revolving line of credit bear interest at an “applicable margin” above LIBOR (as defined in the Credit Agreement) or an Index Rate based on the higher of the prime rate or 50 basis points over the federal funds rate. The revolving line of credit expires on May 24, 2009. The revolving line of credit has an unused facility fee of 0.25% per annum. No amounts have been drawn on the revolving line of credit as of September 30, 2007. The revolving line of credit is secured by substantially all of our and our subsidiaries’ existing and our subsidiaries’ after-acquired personal property. We and our subsidiaries are subject to affirmative and negative covenants under the Credit Agreement, including financial covenants consisting of a maximum leverage ratio and a minimum fixed charge coverage ratio. As of September 30, 2007, we and our subsidiaries were in compliance with all covenants under the Credit Agreement.
     We expect that our principal liquidity requirements will be for Medicare cap contractual adjustments, the repurchase of common stock under our stock repurchase program, the acquisition and implementation of a new integrated billing system, working capital, new hospice program and inpatient development, hospice acquisitions, debt service and other capital expenditures. We expect that our existing funds, cash flows from operating activities, operating leases, normal trade credit terms, and our existing revolving line of credit under the Credit Agreement will be sufficient to fund our principal liquidity requirements for at least 12 months following September 30, 2007. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including receipt of payments for our services, changes in the Medicare per beneficiary cap amount, changes in Medicare payment rates, regulatory changes and compliance with new regulations, expense levels, capital expenditures, development of new hospices and acquisitions, and government and private party legal proceedings and investigations.
OFF-BALANCE SHEET ARRANGEMENTS
     As of September 30, 2007, we did not have any off-balance sheet arrangements.
RECENT ACCOUNTING PRONOUNCEMENTS
     On January 1, 2007, we adopted the Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. As a result of the application of the provisions of FIN 48, we recorded an adjustment of $0.4 million to our opening balance of retained earnings and reclassified $1.3 million from deferred tax liabilities to other liabilities for uncertain tax positions during the nine months ended September 30, 2007. If these liabilities are settled favorably, it could impact our effective tax rate. The only periods still subject to audit for our federal tax return are the 2003 through 2006, tax years. We will classify interest and penalties in provision for income taxes. We have accrued $0.1 million for interest for the nine months ended September 30, 2007.
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
     For the three months ended September 30, 2007, Medicare and Medicaid services constituted 91.8% and 4.8% of our net patient service revenue, respectively, and 92.3% and 4.6%, respectively, for the nine months ended September 30, 2007.
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
ITEM 4. CONTROLS AND PROCEDURES
     Our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007, and based on such evaluation have concluded that such disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action for the benefit of the Company, as nominal defendant, against the former Chief Executive Officers, former Chief Financial Officer and former Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs of the Company and seven of the current members of the board of directors of the Company and two former members of the board of directors of the Company. The petition alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, members of the board of directors and two former members of the board of directors. The petition sought unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages were sought from the Company. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of the Company, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and was consolidated with the above lawsuit filed by Mr. Connolly. On July 28, 2006, plaintiffs filed a third amended consolidated petition making substantially similar claims as those in the original petition. The individual defendants and the Company filed a motion to dismiss and/or special exceptions on August 15, 2006. On September 28, 2006, the Court granted the individual defendants’ and the Company’s special exceptions and on October 3, 2006, entered a final order of dismissal without prejudice. On November 2, 2006, plaintiffs filed a Notice of Appeal to appeal the Court’s decision to dismiss the petition to the Court of Appeals for the Fifth District of Texas at Dallas. The briefing on the appeal was completed on July 5, 2007, and oral argument is scheduled for November 27, 2007. While the Company cannot predict the outcome of the matter, it believes the claims are without merit. If any of these claims are successfully asserted against the defendants, there could be a material adverse effect on the Company due to the indemnification provisions found in the Delaware General Corporation Law, the Company’s certificate of incorporation and indemnification agreements entered into between the Company and each of the individual defendants.

          On December 30, 2004, in the United States District Court for the Northern District of Texas, Dallas Division, John O.Hanson brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against the former Chief Executive Officers and former Chief Financial Officer and seven of the current members of the board of directors of the Company and a former member of the board of directors of the Company. The complaint alleges breach of fiduciary duty, abuse of control, aiding and abetting breach of fiduciary duty and gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the individual defendants. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages are sought from the Company. On November 20, 2006, the individual defendants and the Company filed a motion to dismiss defendant’s complaint. The District Court granted the individual defendants’ and the Company’s motion to dismiss on September 21, 2007, and plaintiff’s time to file a notice of appeal has expired. On October 2, 2007, plantiff sent the Company a demand letter requesting that the Company assert the claims set forth in the complaint against the defendants named in the complaint. The Company is currently reviewing the demand.
          From time to time, the Company may be involved in other litigation matters relating to claims that arise in the ordinary course of its business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to the Company, the Company does not believe that the resolution of these other litigation matters to which the Company is currently a party will have a material adverse effect on the Company. As of September 30, 2007, the Company has accrued approximately $0.3 million related to the other litigation matters.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On November 21, 2006, we announced the adoption of a stock repurchase program to repurchase up to $10.0 million of our common stock over a twelve month period. The timing and the amount of the repurchase of shares during the twelve-month period was determined by management based on its evaluation of market conditions and other factors. We completed our stock repurchase program in May 2007 and repurchased an aggregate of 801,683 shares of common stock at a total cost of $10.0 million (average cost of $12.47 per share). Of this amount, approximately $0.8 million was repurchased during the second quarter of 2007. Stock repurchases were funded out of our working capital.
     On May 4, 2007, we announced the adoption of a stock repurchase program to purchase up to $50.0 million of our common stock over the twelve month period beginning on May 4, 2007 either in the open market or through privately negotiated transactions, subject to market conditions and other factors. The repurchased shares will be added to our treasury shares and may be used for employee stock plans and for other corporate purposes. As of September 30, 2007, we had repurchased 1,056,623 shares of our common stock for approximately $13.1 million (average cost of $12.42 per share). The stock repurchases completed during the three months ended September 30, 2007 were funded out of our working capital. We may repurchase up to an additional $36.9 million under this stock repurchase program.
     We repurchased a total of 303,400 shares of our common stock for approximately $3.2 million (average cost of $10.42 per share) during the third quarter of 2007 under our stock repurchase programs.
     The following table sets forth the repurchase data during the three months ended September 30, 2007:

				(d)
			(c)	Approximate
			Total Number of Shares	Dollar Value of
	(a)	(b)	Purchased as Part	Shares that May
	Total Number	Average	of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
July 1-July 31	—	—	—	$40,043,371
August 1-August 31	303,400	$10.42	303,400	$36,881,345
September 1-September 30	—	—	—	$36,881,345

Total	303,400	—	303,400	$36,881,345

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)

4.2	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.3	Rights Agreement dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

10.1	Agreement, between the Company and Deborah A. Hoffpauir, dated June 29, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 5, 2007).

10.2	Equity Award Termination Agreement, Release and Waiver, between the Company and Deobrah A. Hoffpauir, dated June 29, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on July 5, 2007).

10.3	Employment Agreement by and between the Company and Craig P. Goguen, dated July 26, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 30, 2007).

10.4	Form of Restricted Stock Award Agreement under the Odyssey HealthCare, Inc. 2001 Equity-Based Compensation Plan - Non-Employee Director Award*

31.1	Certification required by Rule 13a-14(a), dated November 8, 2007, by Robert A. Lefton, Chief Executive Officer*

31.2	Certification required by Rule 13a-14(a), dated November 8, 2007, by R. Dirk Allison, Chief Financial Officer*

32.1	Certification required by Rule 13a-14(b), dated November 8, 2007, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY HEALTHCARE, INC.

Date: November 8, 2007	By:	/s/ Robert A. Lefton Robert A. Lefton
President and Chief Executive Officer

Date: November 8, 2007	By:	/s/ R. Dirk Allison R. Dirk Allison
Senior Vice President, Chief
Financial Officer, Treasurer and
Assistant Secretary (Principal Financial and
Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)

4.2	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.3	Rights Agreement dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

10.1	Agreement, between the Company and Deborah A. Hoffpauir, dated June 29, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 5, 2007).

10.2	Equity Award Termination Agreement, Release and Waiver, between the Company and Deborah A. Hoffpauir, dated June 29, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on July 5, 2007).

10.3	Employment Agreement by and between the Company and Craig P. Goguen, dated July 26, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 30, 2007).

10.4	Form of Restricted Stock Award Agreement under the Odyssey HealthCare, Inc. 2001 Equity-Based Compensation Plan - Non-Employee Director Award*

31.1	Certification required by Rule 13a-14(a), dated November 8, 2007, by Robert A. Lefton, Chief Executive Officer*

31.2	Certification required by Rule 13a-14(a), dated November 8, 2007, by R. Dirk Allison, Chief Financial Officer*

32.1	Certification required by Rule 13a-14(b), dated November 8, 2007, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer**

*	Filed herewith.

**	Furnished herewith.