Form 10-K
period 2007-12-31
ODYSSEY HEALTHCARE INC
filed 2008-03-14
CIK 1129623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 000-33267

Odyssey HealthCare, Inc.
(Exact name of registrant as specified in its charter)

Delaware	43-1723043
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

717 N. Harwood, Suite 1500	75201
Dallas, Texas	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(214) 922-9711
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At June 29, 2007, there were 32,996,613 shares of the registrant’s Common Stock outstanding. As of the same date, 31,718,841 shares of the registrant’s Common Stock were held by non-affiliates of the registrant, having an aggregate market value of $376.2 million based on the last sale price of a share of Common Stock on June 29, 2007 ($11.86), as reported on The NASDAQ Stock Market LLC (formerly known as the Nasdaq National Market).
     At March 7, 2008, there were 32,745,611 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with the registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

FORM 10-K
ODYSSEY HEALTHCARE, INC.
For the Year Ended December 31, 2007

FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). All statements other than statements of historical facts contained in this report, including statements regarding our future financial position and results of operations, business strategy and plans and objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, which may cause our actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to the following:
•	general market conditions;

•	adverse changes in reimbursement levels under Medicare and Medicaid programs;

•	our ability to successfully integrate and maintain the operations of the hospice programs acquired through our acquisition of VistaCare, Inc.;

•	adverse changes in the Medicare payment cap limits and increases in our estimated Medicare cap contractual adjustments;

•	decline in patient census growth;

•	increases in inflation including inflationary increases in patient care costs;

•	challenges inherent in and potential changes in our growth and development strategy;

•	our ability to effectively implement our 2008 operations and development initiatives;

•	our dependence on patient referral sources and potential adverse changes in patient referral practices of those referral sources;

•	our ability to attract and retain healthcare professionals;

•	increases in our bad debt expense due to various factors including an increase in the volume of pre-payment reviews by Medicare fiscal intermediaries;

•	adverse changes in the state and federal licensure and certification laws and regulations;

•	adverse results of regulatory surveys;

•	delays in licensure and/or certification;

•	government and private party legal proceedings and investigations;

•	cost of complying with the terms and conditions of our corporate integrity agreement;

•	adverse changes in the competitive environment in which we operate;

•	changes in state or federal income, franchise or similar tax laws and regulations;

•	adverse impact of natural disasters; and

•	changes in our estimate of additional compensation costs under FASB Statement No. 123(R).
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

PART I
Item 1. Business
Overview and Business Strategy
Overview
     We are one of the largest providers of hospice care in the United States in terms of both patient census and number of Medicare-certified hospice programs. We started in 1996 with a single hospice program; at year-end 2007 we provided care from 72 Medicare-certified hospice programs in 29 states. On March 6, 2008 we completed our acquisition of VistaCare, Inc (“VistaCare”). After the completion of the VistaCare acquisition we now serve approximately 12,000 patients and their families each day through approximately 110 Medicare-certified hospice locations in 30 states.
     Hospice services are designed to provide a wide range of care and services to terminally ill patients and their families. The first hospice in the United States opened in 1974. In 1982, Congress enacted legislation to create the Medicare hospice benefit, and hospice care became a covered Medicare benefit in 1983. We are highly dependent on the Medicare program. Services provided under the Medicare program represented approximately 92.7% and 92.4% of our net patient service revenue for 2006 and 2007, respectively.
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
     In contrast, the treatment of terminally ill patients outside the hospice setting often results in the patient receiving medical services from physicians, hospitals, home health agencies, skilled nursing facilities, and/or home infusion therapy companies, with little or no effective coordination among the providers. This lack of coordination often results in a lack of clear accountability for clinical outcomes and an increase in the cost of services provided. These patients and their families also generally do not receive the psychosocial and bereavement counseling services provided as part of the Medicare hospice benefit. For a complete description of our hospice services, see “ —Our Hospice Services and Centralized Support Center.”
Business Strategy
     Our mission is “To Serve All People During the End of Life’s Journey.” For us, that means providing quality, responsive care to all patients in our service areas who are appropriate for hospice, regardless of diagnosis. It also means continuing to increase the number of patients and families we serve in our existing service areas and expanding into other geographical areas. The key components of our strategy for 2008 include:
     Maintain VistaCare census and profitability and integrate VistaCare corporate functions: On March 6, 2008 we completed our acquisition of VistaCare. Following the completion of the VistaCare acquisition we now serve approximately 12,000 patients and their families each day through approximately 110 Medicare-certified hospice locations in 30 states. Our primary goal during this integration period is to maintain the VistaCare patient census and site level profitability while implementing the best practices from each organization. We are currently in the process of integrating the VistaCare corporate functions with our own corporate functions at our Support Center, the name for our corporate headquarters in Dallas, Texas. We anticipate that the VistaCare corporate support functions will be fully transitioned to our Support Center by the end of the fourth quarter of 2008.
     Grow organically and through acquisitions: We intend to continue to pursue a focused and strategic approach in our development plans, including both organic growth and acquisitions. Our average daily patient census for 2007 was 7,790, an increase of 1.2% over our average daily patient census of 7,700 in 2006. Listed below are the sizes of our Medicare-certified hospice programs for the quarters ended December 31, 2006 and December 31, 2007, respectively. Prior year numbers have been restated to reflect discontinued operations.

	Number of
	Medicare-Certified
	Hospice Programs
	within this Daily
	Patient Census
	Range
Daily Patient Census	2006	2007
0-50	14	13
51-100	22	25
101-200	27	27
200+	6	7
     In general, our program level margin increases as a program’s average daily patient census increases. Our objective is to increase the number of patients that each of our hospice programs serves, thus improving our site-level margins and leveraging our corporate overhead. Our overall margins in 2007 were negatively impacted by the Medicare cap contractual allowance (see “— Government Regulation and Payment Structure”), the write-off of approximately $3.1 million in previously capitalized costs related to several certificate of need (“CON”) applications, and the investments we made in seven start-up inpatient units, three Medicare-certified hospice programs and four alternate delivery sites that we opened during 2007 and the implementation of our new integrated billing system.
     Organic Growth: Each of our hospice programs has a team of community education representatives (“CERs”) who work with referral sources in the healthcare community — primarily physicians, nursing homes, assisted living facilities and hospitals — to educate them about hospice care in general and our services in particular. As of December 31, 2007, we had approximately 255 CERs, who are supported by a centralized training and education department in our Support Center. Same store growth, that is, average daily census growth of programs that have been Medicare certified for 12 months or more, was 4.1% and 2.3% in 2006 and 2007, respectively. We opened three new Medicare certified programs in 2007. We also expanded the service areas of several of our existing programs by opening four alternate delivery sites in 2007. We expect to open two to three new Medicare-certified hospice programs in 2008. Our primary focus in 2008 will be to improve same store growth at our current programs by continuing to refine program level marketing plans, utilizing improved community education materials, and improving our development and retention of quality community education representatives.
     Growth through selectively acquiring other hospices: Our development team identifies, evaluates and acquires hospices that complement our existing geographic footprint. In 2006, there were approximately 3,036 Medicare-certified hospice programs in the United States according to the Medicare Payment Advisory Commission’s (“MedPAC”) publication “A Data Book: Healthcare Spending and the Medicare Program, 2007” (“2007 MedPAC Data Book”). Approximately 52% of these programs were operated by not-for-profit organizations. In February 2007 we acquired a small hospice program that we merged into our existing program in Athens, Georgia. On March 6, 2008 we announced that we had completed the acquisition of VistaCare. Following the acquisition of VistaCare we now operate approximately 110 Medicare-certified hospice programs in 30 states and provide hospice services to approximately 12,000 patients and their families each day. We will continue to identify and evaluate other strategic hospice acquisition opportunities in 2008.
     Manage our length-of-stay: We are continuing to take a broader view of managing the Medicare cap, (see “— Government Regulation and Payment Structure”) by actively managing our average length-of-stay on a market-by-market basis. A key component of this strategy is to analyze each hospice program’s mix of patients and referral sources to achieve an optimal balance of the types of patients and referral sources that we serve at each of our programs. We believe this strategy will increase our net patient service revenue by reducing our Medicare cap contractual/adjustment. Developing new relationships and thereby adjusting patient mix takes time to implement and will continue to be an ongoing process.
     Manage our costs more effectively: In 2007 our costs increased at a faster rate than our growth in net patient service revenue. Our inpatient development efforts contributed to this increase in costs as did an increase in our patient admission and patient discharge volumes. Our costs, particularly our labor costs, are typically higher during the first few weeks following the start of care for a new patient and in the last few weeks prior to a patient’s death. In addition, increases in our mileage reimbursement expenses and normal salary adjustments increased our operating costs. We have developed and implemented additional labor management tools to improve our management of labor costs and expect to begin to see the benefits of these management tools in the second quarter of 2008.
     Improve the recruitment, retention and development of our senior program level management: We recognize that our most significant asset is our employees. One of our goals during 2008 is to improve the recruitment, retention and development of our local program leadership which we expect will reduce overall employee turnover and improve the operations and profitability of each of our programs.
     Complete our portfolio review: During 2007 we completed the disposition of seven underperforming programs. We will continue to review our portfolio of programs and dispose of additional underperforming programs, including one or more underperforming inpatient units, in order to focus our efforts on our more profitable programs.
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

Our Current Reimbursement Range
Level of Care	Description of Care	(Inclusive of Wage Index)*
Routine Home Care	Hospice services provided in the patient’s home or other residence. Accounted for 97.2% and 96.9% of our total days of care in 2007 and 2006, respectively.	$116.54-$198.92
Continuous Home Care	Continuous care provided in the patient’s home or other residence during a period of crisis to manage acute pain or other medical symptoms for a minimum of eight hours per day, with nursing care accounting for at least half of the care provided. Paid on an hourly basis. Accounted for 0.9% and 1.2% of our total days of care in 2007 and 2006, respectively.	$680.19-$1,160.99 (per diem equivalent)
General Inpatient Care	Care provided in a hospital or other inpatient facility to manage acute pain and other medical symptoms that cannot be managed effectively in a home setting. Accounted for 1.7% of our total days of care for both 2007 and 2006.	$524.08-$865.47
Respite Inpatient Care	Care provided for up to five days in a hospital or other inpatient facility to relieve the patient’s family or other caregivers. Accounted for 0.2% of our total days of care for both 2007 and 2006.	$124.63-$191.76

*	Includes VistaCare programs
     Medicare base payment rates for hospice care are updated annually based on the hospital market basket index, and are further adjusted by a wage index to reflect healthcare labor costs across the country. The table below lists Medicare hospice base payment rate increases for the past five years. These rate increases do not include the effect of wage indexing.

Percentage
Effective Date of Rate Increase	Increase
October 1, 2003	3.4%
October 1, 2004	3.3%
October 1, 2005	3.7%
October 1, 2006	3.4%
October 1, 2007	3.3%
Hospice Utilization and Market Opportunity
     We believe that the following trends in hospice utilization and the aging population are positive indicators for the hospice industry:

     Acceleration in Hospice Use: The number of Medicare beneficiaries electing hospice care has increased from 513,840 in 2000 to 864,201 in 2005, a 70% increase, according to the 2007 MedPAC Data Book. According to the Centers for Medicare and Medicaid Service (“CMS”), Medicare spending for hospice care has grown from less than $2.9 billion in 2000 to $8.2 billion in 2005, and is estimated to increase to approximately $9.8 billion for 2006. Hospice use has also increased considerably among Medicare patients in nursing facilities and those with non-cancer diagnoses. From 1992 to 2000, use of hospice by beneficiaries in nursing facilities grew from 11% to 36% and the percentage of new hospice patients with non-cancer diagnoses rose from 24% to 49%. Approximately 32% and 31% of our 2006 and 2007 admissions, respectively, were diagnosed with cancer.
     Length of Stay: According to the 2007 MedPAC Data Book, the average length of stay for Medicare hospice beneficiaries was 67 days in 2005, an increase of 2 days over 2004. In 2005, the average lengths of stay in hospice varied widely by state, from a low of 40 days in Connecticut to a high of 122 days in Mississippi, according to the 2007 MedPAC Data Book. According to MedPAC’s June 2006 “Report to the Congress: Increasing the Value of Medicare” the average length of stay for Medicare hospice beneficiaries has increased between 2002 and 2004 , however, the median length of stay has remained relatively short at approximately two weeks. Our average length of stay in 2006 and 2007 were 84 and 85 days, respectively.
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
Our Hospice Services and Centralized Support Center
     Our Medicare-certified hospice programs are comprised of teams of caregivers, clinicians responsible for assuring Medicare compliance, admissions coordinators, CERs and a small administrative staff. Administrative functions such as human resources, payroll, employee benefits, training, reimbursement, finance, accounting, legal and information systems are handled for all our hospice programs at our centralized Support Center.
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
     Increasing Our Patient Census: The average daily patient census, which is an important indicator of our financial results, is a function of our admissions and changes in our patients’ average length of stay. These factors are not only influenced by the quality of care we provide and the work of our CERs with referral sources, but also by the aging population in this country and the increasing acceptance and understanding of hospice. In 2007, our average daily patient census was 7,790, an increase of 1.2% over 2006; admissions in 2007 were 32,757, an increase of 1.1% over 2006; and our average length of stay in 2007 was 85 days, a 1.2% increase over 2006.

     Where We Provide Our Care: Our patients reside in their own homes and in nursing homes and other long-term care facilities, including assisted living facilities, which Medicare considers the patient’s residence. We have contractual arrangements with these long-term care facilities to provide hospice care to our patients who reside in those facilities.
     Each of our hospice programs also has contracts with inpatient facilities, including hospitals or skilled nursing facilities, to provide general inpatient care and respite inpatient care. In addition, we operate our own inpatient hospice facilities where we provide general inpatient care and respite inpatient care. We do not have any current plans to develop any additional freestanding inpatient units in 2008; however, we will continue to evaluate opportunities to develop additional facility-based inpatient hospice facilities in select markets in 2008.
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
     Diagnoses: The following table lists the terminal diagnosis by disease for our admissions in 2005 through 2007.

	Percentage of
	Patients Admitted
	by Primary Diagnosis
Primary Diagnosis	2005	2006	2007
Cancer	32%	32%	31%
End-stage heart disease	20	18	18
Dementia	19	19	17
Debility	13	15	9
Lung disease	8	8	8
End-stage kidney disease	3	3	3
End-stage liver disease	2	2	2
Other	3	3	12

Totals	100%	100%	100%

Hospice Programs, Inpatient Facilities and Support Center
     Hospice Programs and Inpatient Facilities: Below is a listing of our 72 hospice programs that were Medicare-certified as of December 31, 2007.
Alabama
Birmingham
Mobile
Arizona
Phoenix (two inpatient
facilities)(1)
Tucson (one inpatient facility)(1)
Arkansas
Little Rock
California
Bakersfield
Los Angeles (West Covina)
Orange County (Garden Grove)
Palm Springs (Rancho Mirage)
(one inpatient facility)(1)
San Bernardino
San Diego
San Jose (Campbell)
Santa Ana (Garden Grove)
Ventura County
Colorado
Colorado Springs (one inpatient facility)(1)
Denver
Delaware
Wilmington
Florida
Daytona Beach (Palm Coast)
Miami
Georgia
Athens
Atlanta (one inpatient facility)(1)
Savannah
Illinois
Chicago — South (Chicago)
Indiana
Fort Wayne
Indianapolis
Louisiana
Baton Rouge
Lake Charles
Minden
New Orleans (Metairie)
Massachusetts
Boston
Michigan
Detroit (Southfield) (one inpatient facility)
Mississippi
Gulf Coast (Gulfport)
Jackson
Missouri
Kansas City
St. Louis
Nebraska
Omaha
Nevada
Las Vegas (one inpatient facility)(1)
New Jersey
New Jersey (Piscataway)
New Mexico
Albuquerque
Ohio
Cleveland (Mayfield Heights)
Columbus (Gahanna)
Toledo (Maumee)
Oklahoma
Oklahoma City (one inpatient facility)(1)
Oregon
Portland (Beaverton)
Pennsylvania
Harrisburg (Camp Hill)
Philadelphia (Blue Bell)
Pittsburgh
Rhode Island
Providence (Warwick)
South Carolina
Charleston (North Charleston)
Tennessee
Memphis
Nashville
Texas
Amarillo (one inpatient facility)(1)
Austin
Baytown
Beaumont
Brownsville
Bryan-College Station (Bryan)
Conroe (one inpatient facility)(1)
Corpus Christi
Dallas (one inpatient facility)(1)
East Texas (Tyler)
El Paso
Fort Worth (one inpatient facility)(1)
Houston (one inpatient facility)(1)
Lubbock
San Antonio (one inpatient facility)(1)
Temple
Waxahachie
Virginia
Arlington (Vienna)
Norfolk
Richmond
Wisconsin
Milwaukee (West Allis)

(1)	We had a total of fifteen inpatient facilities as of December 31, 2007 with a total of 172 beds.

     Below is a listing of the 38 hospice programs of VistaCare that were Medicare-certified as of December 31, 2007.
Alabama
Phenix City
Arizona
Phoenix
Tucson
Colorado
Denver
Georgia
Athens
Atlanta
Columbus
Emory
Macon
Savannah
Indiana
Indianapolis
Evansville
New Albany
Terre Haute
Massachusetts
Boston
Nevada
Reno (Sparks)
New Mexico
Albuquerque
Hobbs
Ohio
Columbus
Oklahoma
Oklahoma City
Tulsa
Pennsylvania
Philadelphia
South Carolina
Greenville
Texas
Austin
Amarillo
Corpus Christi
Dallas
Ft. Worth
Greenville
Houston North
Houston Post Oak
Lubbock
Plainview
San Angelo
San Antonio
Temple
Utah
Ogden
Salt Lake City

     Support Center: Our corporate office in Dallas, Texas, which we call the Support Center, provides centralized services and resources for each of our hospice programs including financial accounting systems such as billing, accounts payable and payroll; information and telecommunications systems; clinical support services; human resources; regulatory compliance and quality assurance; training; and legal support. We are in the process of transferring the corporate functions of VistaCare to our Support Center. This transition is expected to be completed by the fourth quarter of 2008.
     We utilize a variety of software programs to manage our operations. Various electronic management reports assist in labor utilization and productivity and show operating trends of our various hospice programs. We utilize our intranet system to assist in standardizing our operational procedures and for certain web-based training. We utilize a tracking system to manage contact and relationship data associated with our CER’s and their referral networks. As we have previously disclosed, we are in the process of implementing a new integrated billing system. We completed the implementation of the new billing system during the first quarter of 2008 at our existing hospice programs and will begin the conversion of the VistaCare hospice programs during the second quarter of 2008. We regularly evaluate relevant technology that could enhance our business processes and efficiency.
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
     Medicare Conditions of Participation. The Medicare program requires each of our hospice programs to satisfy prescribed conditions of participation to be eligible to receive payments from Medicare. These conditions of participation describe requirements associated with the management and operations of our hospice programs. Compliance with the conditions of participation is monitored by state survey agencies designated by the Medicare program. In some cases, failure to comply with the conditions may result in payment denials, the imposition of fines or penalties or the implementation of a corrective action plan. In extreme cases or cases where there is a history of repeat violations, a state survey agency may recommend a suspension of new admissions to the hospice program or termination of the hospice program in its entirety. On May 27, 2005 CMS issued proposed regulations that would change the current Medicare conditions of participation. We anticipate that CMS will issue the final regulations in 2008 implementing the new Medicare conditions of participation. We do not expect the final regulations to have a material impact on our results of operations.
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
     Certificate of Need Laws and Other Restrictions. Some states have certificate of need (“CON”) laws that require state approval prior to opening new healthcare facilities or expanding services at existing healthcare facilities. Approval under CON laws is generally conditioned on the showing of a demonstrable need for services in the community, and approximately 14 states have CON laws that apply to hospice services. However, some states with CON requirements permit the transfer of a CON from an existing provider to a new provider. We entered Nashville, Tennessee, in 1998, Little Rock, Arkansas, in 2001 and Memphis, Tennessee, in 2003, by acquiring existing hospices that had met the CON requirement in those states. In addition, we applied for and were awarded CONs in Daytona and Miami, Florida and are currently operating hospice programs in both cities. In the future, we may seek to develop or acquire hospice programs in states that have CON laws. While several states have abolished CON laws and other states do not apply them to hospice services, these laws could adversely affect our ability to expand services at our existing hospice programs or to make acquisitions or develop hospices in new or existing geographic markets. In 2007 we expensed approximately $3.1 million in previously capitalized costs related to several pending and denied CON applications.
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
Overview of Government Payments
     Substantially all of our net patient service revenue is attributable to payments received from the Medicare and Medicaid programs. 97.1% and 96.9% of our net patient service revenue for the years ended December 31, 2006 and 2007, respectively, were attributable to Medicare and Medicaid payments.
     As with most government programs, Medicare and Medicaid are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, and freezes and funding reductions, all of which may adversely affect payments to us. For example, the 2008 Budget Proposal submitted by the President to Congress includes the elimination in the 2009 through 2011 Medicare fiscal years of the annual inflation adjustment that we receive each year under current law and a reduction of 0.65% in the annual adjustment for the 2012 and 2013 Medicare fiscal years. In addition, the President’s 2008 Budget Proposal included the phase out of the hospice specific wage index over a three year period. If enacted these proposed changes could reduce overall hospice expenditures by approximately $5.1 billion over the next five years. Reductions or changes in Medicare or Medicaid funding could significantly reduce our net patient service revenue and our profitability. We cannot predict at this time whether the reductions included in the President’s 2008 Budget Proposal will be enacted or whether any additional healthcare reform initiatives will be implemented or whether other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system will occur.
     Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. We believe that we are in material compliance with all applicable laws and regulations. Compliance with laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.
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
     Direct patient care physician services delivered by physicians contracted with us are billed separately by us to the Medicare fiscal intermediary and paid at the lesser of the actual charge or 100% of the Medicare allowable charge for these services. This payment is in addition to the daily rates we receive for hospice care. We generally pay our contracted physicians 80% of the Medicare allowable charge for these physician services. Payments for a patient’s attending physician’s professional services, other than services furnished by physicians contracted with us, are not paid to us, but rather are billed by and paid directly to the attending physician by the Medicare carrier based on the Medicare physician fee schedule. Physician services represented 0.5% and 0.6% of our gross patient service revenue for 2006 and 2007, respectively.
     The Medicare Cap. Various provisions were included in the legislation creating the Medicare hospice benefit to manage the cost to the Medicare program for hospice, including the patient’s waiver of curative care requirement, the six-month terminal prognosis requirement and the Medicare payment caps. The Medicare hospice benefit includes two fixed annual caps on payment, both of which are assessed on a program-by-program basis. One cap is an absolute dollar amount; the other limits the number of days of inpatient care. None of our hospice programs exceeded the payment limits on general inpatient care services for the years ended December 31, 2005, 2006 and 2007. The caps are calculated from November 1 through October 31 of each year.
     Dollar Amount Cap. The Medicare revenue paid to a hospice program from November 1 to October 31 of the following year may not exceed the annual cap amount which is calculated by using the following formula: the product of the number of admissions to the program by patients who are electing to receive their Medicare hospice benefit for the first time, multiplied by the Medicare cap amount, which for the November 1, 2006 through October 31, 2007 Medicare fiscal year is $21,410. The Medicare cap amount is reduced proportionately for patients who transferred in or out of our hospice services. The Medicare cap amount is annually adjusted for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. The Medicare cap amount for the November 1, 2007 through October 31, 2008 cap year has not yet been announced by the Medicare program. We currently estimate the Medicare cap amount to be approximately $22,052 for the Medicare cap year ending October 31, 2008.
     The following table shows the Medicare cap amount for the past three years and the estimated amount for the current year.

Medicare Cap Year Ending October 31,	Medicare Cap Amount
2005	$19,778
2006	$20,585
2007	$21,410
2008 (estimated)	$22,052

     The following table shows the amounts accrued and paid for the Medicare cap contractual adjustments for the years ended December 31, 2005, 2006 and 2007, respectively:

	Accrued Medicare Cap Contractual Adjustments
	Year ending December 31,
	2005		2006		2007
	(in thousands)
Beginning balance — accrued Medicare cap contractual adjustments	$2,915		$14,883		$26,679
Medicare cap contractual adjustments	7,182	(1)	10,621	(2)	5,261	(3)
Medicare cap contractual adjustments — discontinued operations	4,786	(4)	5,843	(4)	2,429	(4)
Payments to Medicare fiscal intermediaries	—		(1,983)		(12,687)
Reclassification to accounts payable	—		(2,685	)(5)	—

Ending balance — accrued Medicare cap contractual adjustments	$14,883		$26,679		$21,682

(1)	On August 26, 2005, the Centers for Medicare & Medicaid Services (“CMS”) issued Change Request Transmittal 663 publishing the final Medicare per beneficiary cap amount of $19,778 for the 2005 Medicare cap year ended October 31, 2005 and indicated that the cap amount for the 2004 Medicare cap year ended October 31, 2004 was incorrectly computed. This cap amount was lower than the estimated cap amount that we used for 2005 due to CMS’s error in computing the cap amount for the 2004 Medicare cap year. As a result, the 2005 accrued Medicare cap contractual adjustment of $7.2 million includes $1.0 million for the lower 2005 Medicare cap amount and an additional $1.1 million for the 2003 and 2004 Medicare cap years for the estimated impact of the revised cap amounts.

(2)	Includes additional accrual of $3.1 million related to the 2005 Medicare cap year.

(3)	Includes additional accrual of $0.9 million related to the 2006 Medicare cap year.

(4)	Medicare cap contractual adjustments reclassified to discontinued operations are related to all programs that we have discontinued and sold during 2006 and 2007.

(5)	Amounts were reclassified from accrued Medicare cap contractual adjustments to accounts payable in December 2006 and were paid in January 2007 to the Medicare fiscal intermediary.
     The accuracy of our estimates of the Medicare cap contractual adjustment is affected by many factors, including:
•	the actual number of Medicare beneficiary patient admissions and discharges and the dates of occurrence of each;

•	changes in the average length of stay at our hospice programs;

•	fluctuations in admissions and discharges at our hospice programs;

•	possible enrollment of beneficiaries in our hospice programs who may have previously elected Medicare hospice coverage through another hospice program and whose Medicare cap amount is prorated for the days of service for the previous hospice admission;

•	possible enrollment of beneficiaries with another hospice program who had been on previous hospice service with one of our own hospice programs and discharged from our hospice program and whose Medicare cap amount is prorated between the programs for the days of service for the subsequent hospice admission;

•	fiscal intermediary disallowances of certain beneficiaries and changes in calculation methodology;

•	uncertainty surrounding length of patient stay in various patient groups, particularly with respect to non-cancer patients; and

•	the fact that we are not advised of the Medicare cap amount that will be used by Medicare to calculate our Medicare cap contractual adjustment until the latter part of the Medicare cap year, requiring us to use an estimate of that amount throughout the year.
     Between 2003 and 2007, several of our hospice programs exceeded the Medicare cap amount. As a result, we were required to repay a portion of payments previously received from Medicare. We actively monitor the Medicare cap amount at each of our programs and seek to implement corrective measures as necessary. We maintain what we believe are adequate allowances in the event that we exceed the Medicare cap in any give fiscal year; however, because of the many variables involved in estimating the Medicare cap contractual that are beyond our control, we cannot assure you that we will not increase or decrease our estimated contractual allowance in the future. We cannot assure you that one or more of our hospice programs will not exceed the Medicare cap amount in the future.
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
     State False Claims Laws. The Deficit Reduction Act of 2005, or DRA, which was signed into law on February 8, 2006 includes a provision encouraging states to adopt their own false claims act provisions by increasing the states’ share of any recoveries related to Medicaid funds. Several states where we currently do business, have already adopted state false claims laws that mirror to some degree the federal false claims laws. While these statutes vary in scope and effect, the penalties for violating these false claims laws include administrative, civil and/or criminal fines and penalties, imprisonment and the imposition of multiple damages. There has been an increase in enforcement activity by the states due in part to the implementation of the DRA.
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
Competition
     Hospice care in the United States is competitive. Because payments for hospice services are generally paid on a per diem basis, we compete primarily on our ability to deliver quality, responsive services. The hospice care market is highly fragmented, and we compete with a large number of organizations, some of which have or may obtain significantly greater financial and marketing resources than us. According to MedPAC, in 2006 there were approximately 3,036 Medicare-certified hospice programs, an increase of 5.0% over 2005. According to MedPAC, approximately 52% of existing hospice programs are not-for-profit programs. Most hospice programs are small- and medium-sized programs.
     We also compete with a number of national and regional hospice providers, including Vitas Healthcare Corporation, hospitals, long-term care facilities, home health agencies and other healthcare providers, including those with which we presently maintain contractual relationships, that offer hospice and/or palliative care services such as Golden Living (formerly Beverly Enterprises, Inc.) and Manor Care, Inc. Many of them offer home care to patients who are terminally ill, and some actively market palliative care and “hospice-like” programs. Relatively few barriers to entry exist, so other companies not currently providing hospice care may enter the hospice markets that we serve and expand the variety of services they offer.
Insurance
     We maintain primary general (occurrence basis) and professional (claims made basis) liability coverage on a company-wide basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate, both with a deductible of $75,000 per occurrence or claim. We also maintain workers’ compensation coverage, except in Texas, at the statutory limits and an employer’s liability policy with a $1.0 million limit per accident/employee, with a deductible of $500,000 per occurrence. In Texas we do not subscribe to the state workers’ compensation program, instead we maintain a separate employer’s excess indemnity coverage in the amount of $5.0 million per accident/employee and voluntary indemnity coverage in the amount of $5.0 million per accident/employee, with a $5.0 million aggregate limit. We also maintain a policy insuring hired and non-owned automobiles on a company-wide basis with a $1.0 million limit of liability and a $250,000 deductible per occurrence. In addition, we maintain umbrella coverage with a limit of $20.0 million excess over the general, professional, hired and non-owned automobile and employer’s liability policies.

Employees
     As of December 31, 2007, we had 4,185 full-time employees and 649 part-time employees. Approximately 23.3% of our full-time employees and 35.6% of our part-time employees are registered nurses. None of our employees are currently covered by collective bargaining agreements.
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
     We maintain a website with the address http://www.odsyhealth.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably possible after we electronically file such material with, or furnish such material to, the SEC. These Annual Reports, Quarterly Reports and Current Reports may be found on our website under the “Investor Relations” tab by clicking on the link titled “SEC Filings.” Information relating to our corporate governance policies, including our Corporate Code of Business Conduct and Ethics and Standards of Conduct for our directors, officers and employees and information concerning our Board committees, including committee charters, is also available on our website at http://www.odsyhealth.com under the “Investor Relations” tab by clicking on the link titled “Corporate Governance.” We will provide any of the foregoing information free of charge upon written request to Investor Relations, Odyssey HealthCare, Inc., 717 N. Harwood, Suite 1500, Dallas, Texas 75201. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Securities Exchange Act of 1934 are also available through our website under the “Investor Relations” tab by clicking on the link titled “SEC Filings” and then clicking on the link “View Section 16 Filings (3,4,5).”
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
     On July 6, 2006 we entered into a five-year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of Health and Human Services. The CIA imposes certain auditing, self-reporting and training requirements that we must comply with. If we fail to comply with the terms of our CIA, we could be subject to substantial monetary penalties and/or suspension or termination from participation in the Medicare and Medicaid programs. The imposition of monetary penalties would adversely affect our profitability. A suspension or termination of our participation in the Medicare and Medicaid programs would have a material adverse affect on our profitability and financial condition as substantially all of our net patient service revenue is attributable to payments received from the Medicare and Medicaid programs. 97.1% and 96.9% of our net patient service revenue for the years ended December 31, 2006 and 2007, respectively, were attributed to Medicare and Medicaid payments.
We are highly dependent on payments from Medicare and Medicaid. If there are changes in the rates or methods governing these payments for our services, our net patient service revenue and profits could materially decline.
     We are highly dependent on payments from Medicare and Medicaid. Approximately 97.1%, 97.1% and 96.9% of our net patient service revenue for 2005, 2006 and 2007, respectively, consisted of payments, paid primarily on a per diem basis, from the Medicare and Medicaid programs. Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. The 2008 Budget Proposal submitted by the President to Congress includes the elimination in the 2009 through 2011 Medicare fiscal years of the annual inflation adjustment that we receive each year under current law and a reduction of 0.65% in the annual inflation adjustment for the 2012 and

2013 Medicare fiscal years. In addition, the President’s 2008 Budget Proposal included the phase out of the hospice specific wage index over a three year period. If enacted these proposed changes could reduce overall Medicare hospice expenditures by approximately $5.1 billion over the next five years. Reductions or changes in Medicare or Medicaid funding could significantly reduce our net patient service revenue and our profitability. We cannot predict at this time whether the reductions included in the President’s 2008 Budget Proposal will be enacted or whether any additional healthcare reform initiatives will be implemented or whether other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system will occur. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments could cause our net patient service revenue and profits to materially decline.
     Beginning in July 1, 2008 we will be required to submit certain patient visit information with each Medicare claim we submit. We believe that our current billing system can provide this additional information; however, to the extent the VistaCare acquired programs are not transitioned to our billing system prior to the effective date of this new billing requirement we may experience delays in our reimbursement. These delays may adversely affect our cash flows and results of operations.
We are subject to a Medicare cap amount which is calculated by Medicare. Our net patient service revenue and profitability could be adversely affected by limitations on Medicare payments.
     Overall payments made by Medicare to us are subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The hospice cap period runs from November 1st of each year through October 31st of the following year. Total Medicare payments received by each of Medicare-certified programs during this period are compared to the cap amount for this period. Payments in excess of the cap amount must be returned by us to Medicare. The cap amount is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory Medicare cap amount that is indexed for inflation. The Medicare cap amount is reduced proportionately for Medicare patients who transferred into or out of our hospice programs and either received or will received hospice services from another hospice provider. The Medicare cap amount for the twelve month period ending October 31, 2008 has not been established by Medicare. Once published, the new Medicare cap amount will become effective retroactively for all services performed since November 1, 2007. The hospice cap amount is computed on a program-by-program basis. Our net patient service revenue for 2007 was reduced by approximately $5.3 million as a result of our hospice programs exceeding the Medicare cap. Our ability to comply with this limitation depends on a number of factors relating to a given hospice program, including number of admissions, average length of stay, mix in level of care and Medicare patients that transfer into and out of our hospice programs. Our revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that additional hospice programs will not exceed the cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not materially differ from the actual Medicare cap amount.
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
     On February 14, 2008 we received a letter from the Texas Attorney General’s office notifying us that it is conducting an investigation concerning Medicaid hospice services provided by Odyssey and requesting approximately 50 medical records of patients served by our programs in the State of Texas. Based on the early stage of this investigation and limited information that we have at this time, we cannot predict the outcome of this investigation, the Texas Attorney General’s views of the issues being investigated, any actions that the Texas Attorney General may take or the impact, if any, that the investigation may have on our business, results of operations or capital resources.
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
     An element of our growth strategy is expansion of our business by developing new hospice programs in new markets and growth in our existing markets. This aspect of our growth strategy may not be successful, which could adversely impact our growth and profitability. We cannot assure you that we will be able to:
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
     On March 6, 2008 we announced the completion of our acquisition of VistaCare for $8.60 per share, or approximately $147.1 million. Following the acquisition of VistaCare we now operate approximately 110 Medicare-certified hospice programs in 30 states and provide hospice services to approximately 12,000 patients and their families each day. There are significant risks associated with the integration of an acquisition of this size and scope, including the assumption of known and unknown liabilities, retention of key personnel, maintaining referral relationships and integration with our operating and financial systems and controls, Our failure to successfully integrate the VistaCare acquisition could adversely affect our financial and operating results.

     According to MedPAC, an estimated 52% of hospice programs in the United States are not-for-profit programs. Accordingly, it is likely that a substantial number of acquisition opportunities may involve hospices operated by not-for-profit entities. In recent years, several states have increased review and oversight of transactions involving the sale of healthcare facilities by not-for-profit entities. Although the level of review varies from state to state, the current trend is to provide for increased governmental review, and in some cases approval, of transactions in which a not-for-profit entity sells a healthcare facility or business. This increased scrutiny may increase the difficulty in completing, or prevent the completion of, acquisitions in some states in the future.
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
     We currently employ approximately 1,900 full-time nurses and 500 part-time nurses. We depend on qualified nurses to provide quality, responsive hospice services to our patients. There is currently a nationwide shortage of qualified nurses that is being felt in some of the markets in which we provide hospice services, primarily in California. In response to the shortage of qualified nurses in these markets, we have increased and are likely to continue to increase our wages and benefits to recruit and retain nurses or to engage contract nurses until we hire permanent staff nurses. Our inability to attract and retain qualified nurses could adversely affect our ability to provide quality, responsive hospice services to our patients and our ability to increase patient census in those markets. In addition, because we operate in a fixed reimbursement environment, increases in the wages and benefits that we must provide to attract and retain qualified nurses or an increase in our reliance on contract nurses will negatively impact our profitability.
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

     On May 27, 2005 CMS issued proposed regulations that would change the current Medicare conditions of participation. We anticipate that CMS will issue final regulations in 2008, implementing the new Medicare conditions of participation. Based on the proposed regulations, w e do not expect the final regulations to have a material impact on our results of operations.
Many states have certificate of need laws or other regulatory provisions that may adversely impact our ability to expand into new markets and thereby limit our ability to grow and to increase our net patient service revenue.
     Many states have enacted certificate of need laws that require prior state approval to open new healthcare facilities or expand services at existing facilities. Those laws require some form of state agency review or approval before a hospice may add new services or undertake significant capital expenditures. New York has additional barriers to entry. New York places restrictions on the corporate ownership of hospices. Accordingly, our ability to operate in New York is restricted. These laws could adversely affect our ability to expand into new markets and to expand our services and facilities in existing markets.
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
     Some of our current and potential competitors have or may obtain significantly greater financial and marketing resources than us. Various healthcare companies have diversified into the hospice market. For example, a few large healthcare providers, including Golden Living (formerly Beverly Enterprises, Inc.) and Manor Care, Inc., have entered the hospice business directly or through affiliates. Relatively few barriers to entry exist in our local markets. Accordingly, other companies, including hospitals and other healthcare organizations that are not currently providing hospice care, may expand their services to include it. We may encounter increased competition in the future that could negatively impact patient referrals to us, limit our ability to maintain or increase our market position and adversely affect our profitability.
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
     The 2008 Budget Proposal submitted by the President to Congress includes the elimination in the 2009 through 2011 Medicare fiscal years of the annual inflation adjustment that we receive each year under current law and a reduction of 0.65% in the annual inflation adjustment for the 2012 and 2013 Medicare fiscal years. In addition, the President’s 2008 Budget Proposal included the phase out of the hospice specific wage index over a three year period. If enacted these proposed changes could reduce overall Medicare hospice expenditures by approximately $5.1 billion over the next five years. Reductions or changes in Medicare or Medicaid funding could significantly reduce our net patient service revenue and our profitability. We cannot predict at this time whether the reductions included in the President’s 2008 Budget Proposal will be enacted or whether any additional healthcare reform initiatives will be implemented or whether other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system will occur.

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
     A significant portion of our total assets consists of intangible assets, primarily goodwill. Goodwill accounted for approximately 35.7% of our total assets as of December 31, 2007. Any event that results in the significant impairment of our goodwill, such as closure of a hospice program, sustained operating losses or denial of one or more certificate of need applications could have a material adverse effect on our profitability.
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
     We have a $250,000 deductible per occurrence under our hired and non-owned auto insurance coverage. One or more severe auto accidents involving our employees could result in a significant liability expense and corresponding reduction in profitability. We continue to evaluate our insurance program for cost effective alternative insurance coverage. We cannot assure you that we will be able to obtain cost effective insurance to adequately cover this risk.
Because of conditions in the credit markets we may not be able to access our funds that are currently invested in auction rate securities without incurring a substantial loss on the disposition of such securities.
     At December 31, 2007, we had invested $41.5 million in tax exempt auction rate securities (“ARS”) which are classified as current assets. The ARS held by us are private placement securities with stated maturities of no more than six months for which the interest rates are reset every 35 days. The reset dates have historically provided a liquid market for these securities as investors historically could readily sell their investments. With the liquidity issues experienced in global credit and capital markets, we have not been able to liquidate any ARS since early February of 2008. Subsequent to December 31, 2007, we successfully liquidated $8.4 million of these securities in January 2008. These securities generally have not experienced payment defaults and are backed by student loans which carry guarantees as provided for under the Federal Family Education Loan Program of the U.S. Department of Education and all were AAA/Aaa rated at December 31, 2007. To date we have collected all interest payments on all of our ARS when due and expect to continue to do so in the future. If the uncertainties in the credit and capital markets continue or these markets deteriorate further, these securities may not provide liquidity to us when needed. Currently, there is a very limited market for these securities and further liquidations at this time, if possible, would likely be at a significant discount. If we have to liquidate any ARS at this time, we would incur significant losses. We currently believe that we have sufficient liquidity for our current needs without selling any ARS and do not currently intend to attempt to further liquidate these securities until market conditions improve. If our currently available resources are not sufficient for our needs and we are not able to liquidate any ARS on acceptable terms on a timely basis, it could have a significant impact on our cash flows, financial condition and results of operations.
We may need additional capital to fund our operations and finance our growth, and we may not be able to obtain it on terms acceptable to us, or at all.
     In connection with our acquisition of VistaCare, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) on February 28, 2008 with General Electric Capital Corporation and certain other lenders that provides us with a $130 million term loan (the “Term Loan”) and a $30 million revolving line of credit. The Term Loan was used to pay a portion of the purchase price and costs incurred with respect to the acquisition of VistaCare. We expect that our existing funds, cash flows from operations and borrowings under the Credit Agreement will be sufficient to fund our working capital needs, anticipated hospice development and acquisition plans, debt service requirements, and other anticipated capital requirements for at least 12 months following the date of this Annual Report on Form 10-K. Continued expansion of our business through the development of new hospice programs, inpatient business development and acquisitions may require additional capital, in particular if we were to accelerate our hospice program development and acquisition plans. In the past, we have relied on funds raised through our initial public offering and private issuances of debt and equity and also through bank financing and cash flows from operations to support our growth. In the future, required financing may not be available or may be available only on terms that are not favorable to us. If we are unable to raise additional funds, we may have to delay or abandon some or all of our growth strategies. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any new equity securities may have rights, preferences or privileges senior to those of our common stock.
The Credit Agreement contains, and future debt agreements may contain, various covenants that limit our discretion in the operation of our business.
     The Credit Agreement and related documents contain, and the agreements and instruments governing future credit facilities may contain, various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and may restrict our ability to:
•	incur more debt;

•	redeem or repurchase stock, pay dividends or make other distributions;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	make certain acquisitions;

•	merge or consolidate; and

•	transfer or sell assets.
     In addition, events beyond our control could affect our ability to comply with and maintain these financial tests and ratios. Any failure by us to comply with or maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default under the Credit Agreement or any other future debt agreements. This could lead to the acceleration of the maturity of any outstanding loans, the termination of the commitments to make further extensions of credit and the enforcement of other rights and remedies. Even if we are able to comply with all applicable covenants, the restrictions on our ability to operate our business at our discretion could harm our business by, among other things, limiting our ability to take advantage of financing, mergers, acquisitions and other corporate opportunities.
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
     Our inability to effectively integrate, manage and keep secure our information systems could disrupt our operations.
     Our business depends on effective and secure information systems that assist us in, among other things, processing claims, reporting financial results, managing regulatory compliance controls and maintaining operational efficiencies. These systems include software developed in-house and systems provided by external contractors and other service providers. To the extent that these external contractors or other service providers become insolvent or fail to support the software or systems, our operations could be negatively affected. Our hospice programs also depend upon our information systems for accounting, billing, collections, payroll and other information. If we experience a reduction in the performance, reliability, or availability of our information systems, our operations and ability to produce timely and accurate reports could be adversely affected.
     Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. Our acquisition activity requires transitions and integration of various information systems. We regularly upgrade and expand our information systems’ capabilities. If we experience difficulties with the transition and integration of information systems or are unable to implement, maintain, or expand our systems properly, we could suffer from, among other things, operational disruptions, regulatory problems and increases in administrative expenses.
     We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches, including unauthorized access to patient data stored in our information systems, and the introduction of computer viruses to our systems. Our security measures may be inadequate to prevent security breaches and our business operations would be negatively impacted by cancellation of contracts and loss of patients if security breaches are not prevented.
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
Item 2.  Properties
     Our executive offices and Support Center are located at 717 N. Harwood, Suite 1500, Dallas, Texas 75201, where we currently lease approximately 70,000 square feet of space. We believe that these facilities are adequate for our current uses and that additional space is available to accommodate our anticipated growth. Our Medicare-certified hospice programs and alternative delivery sites, including our inpatient units, and our three hospice programs under development are in leased and owned facilities in 30 states with terms as of December 31, 2007 varying from one to twelve years extending through 2017. We own the land and building for three of our fifteen inpatient units. We believe these facilities are in good operating condition and suitable for their intended purposes. Refer to “Item 1. Business — Hospice Programs, Inpatient Facilities and Support Center” for a complete listing of the locations of our Medicare-certified hospice programs and inpatient facilities.
Item 3.  Legal Proceedings
               On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action for the benefit of the Company, as nominal defendant, against the former Chief Executive Officers, former Chief Financial Officer and former Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs of the Company and seven of the current members of the board of directors of the Company and two former members of the board of directors of the Company. The petition alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, members of the board of directors and two former members of the board of directors. The petition sought unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages were sought from the Company. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of the Company, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and was consolidated with the above lawsuit filed by Mr. Connolly. On July 28, 2006, plaintiffs filed a third amended consolidated petition making substantially similar claims as those in the original petition. The individual defendants and the Company filed a motion to dismiss and/or special exceptions on August 15, 2006. On September 28, 2006, the Court granted the individual defendants’ and the Company’s special exceptions and on October 3, 2006, entered a final order of dismissal without prejudice. On November 2, 2006, plaintiffs filed a Notice of Appeal to appeal the Court’s decision to dismiss the petition to the Court of Appeals for the Fifth District of Texas at Dallas. The briefing on the appeal was completed on July 5, 2007, and oral argument was completed on November 27, 2007. While the Company cannot predict the outcome of the matter, it believes the claims are without merit. If any of these claims are successfully asserted against the defendants, there could be a material adverse effect on the Company due to the indemnification provisions found in the Delaware General Corporation Law, the Company’s certificate of incorporation and indemnification agreements entered into between the Company and each of the individual defendants.
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
     On February 14, 2008 we received a letter from the Texas Attorney General’s office notifying us that it is conducting an investigation concerning Medicaid hospice services provided by Odyssey and requesting approximately 50 medical records of patients served by our programs in the State of Texas. Based on the early stage of this investigation and limited information that we have at this time we cannot predict the outcome of this investigation, the Texas Attorney General’s views of the issues being investigated, any actions that the Texas Attorney General may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources. We believe that we are in material compliance with the rules and regulations applicable to the Texas Medicaid hospice program.
          From time to time, we may be involved in other litigation matters relating to claims that arise in the ordinary course of our business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to us, we do not believe that the resolution of these other litigation matters to which we are currently a party will have a material adverse effect on us. As of December 31, 2007, we have accrued approximately $0.3 million related to the other litigation matters.
Item 4.  Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2007.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Market for Common Stock.  Our common stock has been quoted on The NASDAQ Stock Market LLC (formerly known as the Nasdaq National Market) (the “NASDAQ”) under the symbol “ODSY” since October 31, 2001. Prior to that time there was no public market for our common stock. As of March 7, 2008, there were 22 record holders of our common stock. The following table sets forth the high and low sales price per share of our common stock for the period indicated on the NASDAQ:

	High	Low
2006
First Quarter	$20.62	$16.33
Second Quarter	$18.91	$15.65
Third Quarter	$18.25	$13.05
Fourth Quarter	$14.67	$11.86
2007
First Quarter	$14.40	$11.85
Second Quarter	$13.96	$11.81
Third Quarter	$12.50	$9.23
Fourth Quarter	$11.14	$9.06
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
     Recent Sales of Unregistered Securities.  We did not sell any of our equity securities in the three year period ended December 31, 2007 that were not registered under the Securities Act of 1933.
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
     On November 21, 2006, we announced the adoption of a stock repurchase program to repurchase up to $10.0 million of our common stock over a twelve month period. The timing and the amount of the repurchase of shares during the twelve-month period was determined by management based on its evaluation of market conditions and other factors. We completed this stock repurchase program in May 2007 and repurchased an aggregate of 801,683 shares of our common stock at a total cost of $10.0 million (average cost of $12.47 per share). Of this amount, 59,477 shares for approximately $0.8 million was repurchased during the second quarter of 2007. The stock repurchases were funded out of our working capital.
      On May 4, 2007, we announced the adoption of a stock repurchase program to repurchase up to $50.0 million of our common stock over the twelve month period beginning on May 4, 2007 either in the open market or through privately negotiated transactions, subject to market conditions and other factors. The repurchased shares will be added to our treasury shares and may be used for employee stock plans and for other corporate purposes. The stock has been and will continue to be repurchased utilizing working capital and borrowings under our revolving line of credit. As of December 31, 2007, we had repurchased 1,056,623 shares of our common stock for approximately $13.1 million (average cost of $12.42 per share). We are entitled to repurchase up to an additional

$36.9 million under this stock repurchase program; however, the terms of the Credit Agreement currently restrict our ability to repurchase any additional stock until our leverage ratio reaches a certain level, which is not expected to be reached within the next twelve months.
     The following table sets forth the repurchase data for each of the three months during the fourth quarter ended December 31, 2007:

				(d)
			(c)	Approximate
			Total Number of Shares	Dollar Value of
	(a)	(b)	Purchased as Part	Shares that May
	Total Number	Average	of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
October 1-October 31	—	—	—	$36,881,345
November 1-November 30	—	—	—	$36,881,345
December 1-December 31	—	—	—	$36,881,345
Total	—	—	—	$36,881,345
Item 6.  Selected Financial Data
     The selected consolidated statement of operations data set forth below for the years ended December 31, 2005, 2006 and 2007 and the consolidated balance sheet data as of December 31, 2006 and 2007 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, and that are included elsewhere in this Annual Report on Form 10-K, and are qualified by reference to those consolidated financial statements. The selected consolidated statement of operations data set forth below for the years ended December 31, 2003 and 2004 and the consolidated balance sheet data as of December 31, 2003, 2004 and 2005 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, but are not included in this Annual Report on Form 10-K.
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

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands, except per share amounts)
Statements of Operations Data:
Net patient service revenue	$258,726	$319,827	$354,517	$384,981	$404,872
Operating expenses:
Direct hospice care	134,514	170,111	197,880	227,186	240,137
General and administrative(1)	69,906	87,963	104,517	117,915	131,742
Government settlement	—	—	13,000	—	—
Provision for uncollectible accounts	3,912	7,604	4,142	4,117	5,493
Depreciation and amortization	2,363	3,662	4,033	5,121	5,944
Impairment of long-lived assets	—	—	—	—	211
Certificate of need application costs	—	—	—	—	3,144

Total operating expenses	210,695	269,340	323,572	354,339	386,671

Income from operations	48,031	50,487	30,945	30,642	18,201
Other income (expense):
Minority interest	—	—	—	—	(14)
Interest income	390	359	1,341	2,576	2,509
Interest expense	(140)	(118)	(198)	(187)	(208)

	250	241	1,143	2,389	2,287

Income from continuing operations before provision for income taxes	48,281	50,728	32,088	33,031	20,488
Provision for income taxes	18,764	19,212	13,338	11,659	6,830

Income from continuing operations	29,517	31,516	18,750	21,372	13,658
Income (loss) from discontinued operations, net of income taxes(2)	1,690	3,480	(194)	(1,643)	(1,547)

Net income	$31,207	$34,996	$18,556	$19,729	$12,111

Income (loss) per common share:
Basic:
Continuing operations	$0.82	$0.86	$0.55	$0.63	$0.41
Discontinued operations	$0.05	$0.10	$(0.01)	$(0.05)	$(0.04)

Net income	$0.87	$0.96	$0.54	$0.58	$0.37

Diluted:
Continuing operations	$0.79	$0.84	$0.54	$0.62	$0.41
Discontinued operations	$0.05	$0.09	$(0.01)	$(0.05)	$(0.05)

Net income	$0.84	$0.93	$0.53	$0.57	$0.36

Weighted average shares outstanding:
Basic	35,945	36,445	34,384	34,145	33,029
Diluted	37,256	37,551	34,935	34,529	33,188

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(Unaudited)
	(Dollars in thousands)
Operating Data:
Number of Medicare-certified hospice programs(3)	56	62	65	69	72
Admissions(4)	25,423	29,096	31,378	32,398	32,757
Days of care(5)	2,059,610	2,518,417	2,669,021	2,810,540	2,843,400
Average daily census(6)	5,643	6,881	7,312	7,700	7,790
Cash flows provided by operating activities	$27,605	$47,124	$58,171	$34,684	$16,881
Cash flows provided by (used in) investing activities	$(27,255)	$(41,170)	$(52,845)	$(29,244)	$324
Cash flows provided by (used in) financing activities	$4,983	$(19,387)	$(14,994)	$(13,051)	$(12,391)

	As of December 31,
	2003	2004	2005	2006	2007
	(Dollars in thousands)
Balance Sheet Data:
Working capital	$72,806	$63,259	$62,639	$70,555	$72,493
Total assets	180,802	204,091	244,967	269,986	275,209
Total long-term debt, including current portion	17	14	9	3	1
Stockholders’ equity	144,725	162,080	167,298	179,596	182,837

(1)	Includes stock-based compensation of $409, $287, $721, $5,616 and $3,829 for the years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively. Also, general and administrative expenses include expenses for hospice care and support center.

(2)	See Note 7 in the consolidated financial statements for a discussion of income (loss) from discontinued operations, net of income taxes.

(3)	Number of Medicare-certified hospice programs at end of each respective year.

(4)	Represents the total number of patients admitted into our hospice programs during the period.

(5)	Represents the total days of care provided to our patients during the period.

(6)	Represents the average number of patients for whom we provided hospice care each day during the period and is computed by dividing days of care by the number of days during the period.
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation
     The following discussion of our financial condition and results of operations should be read in conjunction with our selected consolidated financial and operating data and the consolidated financial statements and related notes included elsewhere in this Annual Report on
Form 10-K.
Overview
     We are one of the largest providers of hospice care in the United States in terms of both average daily patient census and number of Medicare-certified hospice programs. As of December 31, 2007, we operated 72 Medicare-certified hospice programs, serving patients and their families in 29 states. We operate all of our hospice programs through our operating subsidiaries. Our net patient service revenue of $404.9 million in 2007 represents an increase of 5.2% over net patient service revenue of $385.0 million in 2006, and an increase of 14.2% over net patient service revenue of $354.5 million in 2005. In 2005, 2006 and 2007, we reported net income of $18.6 million, $19.7 million and $12.1 million, respectively.
     On March 6, 2008 we completed our acquisition of VistaCare. Following the completion of the VistaCare acquisition we now serve approximately 12,000 patients and their families each day through approximately 110 Medicare-certified hospice locations in 30 states. Our primary goal during this integration is to maintain the VistaCare patient census and site level profitability while implementing the best practices from each organization. We are currently in the process of integrating the VistaCare hospice programs into our operations. We are currently in the process of integrating the VistaCare corporate functions with our own corporate functions at our Support Center. We anticipate that the VistaCare corporate support functions will be fully transitioned to our Support Center by the end of the fourth quarter of 2008. See Note 2 in the consolidated financial statements for a more detail description of the transaction.
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
     On November 21, 2006, we announced the adoption of a new open market stock repurchase program to repurchase up to $10.0 million of our common stock over a twelve-month period. The timing and the amount of any repurchase of shares during the twelve-month period was determined by management based on its evaluation of market conditions and other factors. We completed this stock repurchase program in May 2007 and repurchased an aggregate of 801,683 shares of common stock at a total cost of $10.0 million (average cost of $12.47 per share). Of this amount, 59,477 shares for approximately $0.8 million was repurchased in 2007. The stock repurchases were funded out of working capital.
     On May 4, 2007, we announced the adoption of a stock repurchase program to repurchase up to $50.0 million of our common stock over the twelve month period beginning on May 4, 2007 either in the open market or through privately negotiated transactions, subject to market conditions and other factors. The repurchased shares will be added to our treasury shares and may be used for employee stock plans and for other corporate purposes. The stock has been and will continue to be repurchased utilizing working capital and borrowings under our revolving line of credit. As of December 31, 2007, we had repurchased 1,056,623 shares of our common stock for approximately $13.1 million (average cost of $12.42 per share). We are entitled to repurchase up to an additional $36.9 million under this stock repurchase program; however, the terms of the Credit Agreement currently restrict our ability to repurchase any additional stock until our leverage ratio reaches a certain level, which is not expected to be reached within the next twelve months.
Developed Hospices
     We have developed the following hospice programs since January 1, 2005:
     During 2005, we received Medicare certification for our Daytona Beach, Florida hospice program operated by our wholly-owned not-for-profit subsidiary, Hospice of the Palm Coast, Inc. We also received Medicare certification in 2005 for our Corpus Christi, Texas; Columbia, South Carolina; and Harrisburg, Pennsylvania hospice programs. We sold our Columbia, South Carolina hospice program in 2007.
     During 2006, we received Medicare certification for our Miami, Florida hospice program operated by our wholly-owned not-for-profit subsidiary, Hospice of the Palm Coast, Inc. We also received Medicare certification in 2006 for our Lubbock, Texas; Rockford, Illinois; Miami, Florida; Tyler, Texas; and Bryan-College Station, Texas hospice programs. We continued the development of hospice programs in Ventura County, California; Boston, Massachusetts; and Fort Wayne, Indiana. We sold our Rockford, Illinois hospice program in 2007.
     During 2007, we received Medicare certification for our Boston, Massachusetts; Ventura County, California; and Fort Wayne, Indiana hospice programs. We are continuing the development of hospice program in Dayton, Ohio; Augusta, Georgia; and Alameda, California.
     Once a hospice becomes Medicare certified, the process is started to obtain Medicaid certification. This process takes approximately six months and varies from state to state.
Discontinued Operations
     During the second quarter of 2006, we decided to sell our Salt Lake City, Utah hospice program (“SLC”), located in our Mountain region based on an ongoing strategic review of our hospice programs. The sale of SLC was completed in July 2006. Certain assets such as furniture/fixtures, equipment, computer hardware, leasehold improvements, prepaid expenses, office lease deposit and licenses were sold to the purchaser. Except for obligations under certain assumed contracts, no other liabilities were assumed by the purchaser. We recognized a loss of $0.2 million related to the sale of the SLC program during the second quarter of 2006.
     On January 29, 2007, we announced that we would exit the Tulsa, Oklahoma hospice market which is located in our Central region and on February 22, 2007 we sold our Tulsa hospice program. As part of the sale, the purchaser assumed the office lease and purchased certain assets such as furniture/fixtures, equipment, deposits and licenses. We recognized a loss of $0.1 million related to the sale of the Tulsa program during the first quarter of 2007.
     As part of our ongoing strategic review of our hospice programs, we decided in the second quarter of 2007 to sell our Valdosta, Georgia; Columbia, South Carolina; St. George, Utah; Rockford, Illinois; and Allentown, Pennsylvania hospice programs and the Huntsville, Alabama alternate delivery site (“ADS”). We completed the sale of our Valdosta and Columbia programs which are located in our Southeast region on June 16, 2007 and recognized a pretax loss of $0.1 million in the second quarter on the sale of the programs. We completed the sale of our Huntsville ADS and our St. George and Allentown programs during the third quarter of 2007 and recognized a pretax loss of $44,000 in the third quarter for the sale of the programs. We completed the sale of the Rockford program during the fourth quarter of 2007 and recognized a pretax gain of $0.1 million in the fourth quarter on the sale of the Rockford program.
     As part of our ongoing strategic review of our hospice programs, we decided in the fourth quarter of 2007 to sell our Odessa, Texas; Big Spring, Texas; Cincinnati, Ohio; and Wichita, Kansas hospice programs. We completed the sale of the Odessa and Big Spring programs which are located in our Mountain region on January 1, 2008 and recognized a pretax loss of $17,000 during the fourth quarter of 2007 related to the sale of the Odessa and Big Spring programs. We completed the sale of the Cincinnati and Wichita programs during the first quarter of 2008 and no material amounts were recorded as a result.
     During the years ended December 31, 2005, 2006 and 2007, the Company recorded a charge of approximately $0.2 million, $1.6 million and $1.5 million, respectively, net of taxes, or $0.01, $0.05 and $0.05 per diluted share, respectively, which represents the operating losses and loss on disposals for discontinued operations. These charges are included in discontinued operations for the respective periods.
Acquisitions
     We have acquired the following hospice programs since January 1, 2005.
     During 2005, we acquired two hospice programs for a combined purchase price of $4.7 million. We financed our acquisitions in 2005 with cash generated from our operations.
     During 2006, we acquired one hospice program for $25,000, which we integrated into one of our existing hospice programs. We financed this acquisition with cash generated from operations.
     During 2007, we acquired one hospice program for approximately $0.2 million, which we integrated into one of our existing hospice programs. We financed this acquisition with cash generated from operations.
     We accounted for these acquisitions as purchases.
     As part of our ongoing acquisition strategy, we are continually evaluating other potential acquisition opportunities.
     Goodwill from our hospice acquisitions was $98.2 million as of December 31, 2007, representing 53.7% of stockholders’ equity and 35.7% of total assets as of December 31, 2007. Prior to June 30, 2001, we amortized our goodwill over 20 years for acquisitions completed through June 30, 2001. We did not amortize goodwill for acquisitions subsequent to June 30, 2001 based on the provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are reviewed for impairment annually (during the fourth quarter) or more frequently if indicators arise. As of December 31, 2007, no impairment charges have been recorded. Other intangible assets continue to be amortized over their useful lives. See Note 3 to our consolidated financial statements.
     On March 6, 2008 we completed our acquisition of VistaCare. Following our acquisition of VistaCare we now serve approximately 12,000 patients and their families each day through approximately 110 Medicare-certified hospice locations in 30 states. See Note 2 in the consolidated financials statements for a more detailed description of the transaction.

Net Patient Service Revenue
     Net patient service revenue is the estimated net realizable revenue (exclusive of our provision for uncollectible accounts) from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered to our patients. To determine net patient service revenue, we adjust gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap contractual adjustments. Net patient service revenue also does not include charity care or the Medicaid room and board payments. (See “Item 1. Business — Government Regulation and Payment Structure— Overview of Government Payments”). We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 92.1%, 92.7% and 92.4% of our net patient service revenue for the years ended December 31, 2005, 2006 and 2007, respectively. Services provided under Medicaid programs represented approximately 5.0%, 4.3% and 4.5% of our net patient service revenue for the years ended December 31, 2005, 2006 and 2007, respectively. The payments we receive from Medicare and Medicaid are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.
     The four main levels of care we provide are routine home care, general inpatient care, continuous home care and inpatient respite care. We also receive reimbursement for physician services, self-pay and non-governmental room and board. Routine home care is the largest component of our gross patient service revenue, representing 89.1%, 88.0% and 88.5% of gross patient service revenue for the years ended December 31, 2005, 2006 and 2007, respectively. General inpatient care represented 7.3%, 7.1% and 7.5% of gross patient service revenue for the years ended December 31, 2005, 2006 and 2007, respectively. Continuous home care represented 2.6%, 4.1% and 3.2% of gross patient service revenue for the years ended December 31, 2005, 2006 and 2007, respectively. Inpatient respite care and reimbursement for physician services, self pay and non-governmental room and board represents the remaining 1.0%, 0.8% and 0.8% of gross patient service revenue for these periods, respectively.
     The principal factors that impact net patient service revenue are our average daily census, levels of care, annual changes in Medicare and Medicaid payment rates due to adjustments for inflation and estimated Medicare cap contractual adjustments. Average daily census is affected by the number of patients referred and admitted into our hospice programs and average length of stay of those patients once admitted. Average length of stay is impacted by patients’ decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay increased from 84 days in 2006 to 85 days in 2007.
     Payment rates under the Medicare and Medicaid programs are indexed for inflation annually; however, the increases have historically been less than actual inflation. On October 1, 2006 and 2007, the base Medicare payment rates for hospice care increased by approximately 3.4% and 3.5%, respectively, over the base rates previously in effect. These rates were further adjusted geographically by the hospice wage index. In the future, reductions in, or reductions in the rate of increase of Medicare and Medicaid payments may have an adverse impact on our net patient service revenue and profitability. See “Item 1. Business — Government Regulation and Payment Structure— Overview of Government Payments.”
Expenses
     Because payments for hospice services are primarily paid on a per diem basis, our profitability is largely dependent on our ability to manage the expenses of providing hospice services. We recognize expenses as incurred and classify expenses as either direct hospice care expenses or general and administrative expenses. Direct hospice care expenses primarily include direct patient care salaries, payroll taxes, employee benefits, pharmaceuticals, medical equipment and supplies, inpatient costs and reimbursement of mileage for our patient caregivers. Length of stay impacts our direct hospice care expenses as a percentage of net patient service revenue because, if lengths of stay decline, direct hospice care expenses, which are often highest during the earliest and latter days of care for a patient, are spread against fewer days of care. Expenses are generally higher during the earliest days because of increased labor expense to evaluate the patient and determine the medical and social services needs of the family. Expenses are also normally higher during the last days of care because patients generally require greater hospice services including drugs, medical equipment and nursing care at that time due to their deteriorating medical condition. In addition, cost pressures resulting from the use of more expensive forms of palliative care, including drugs and drug delivery systems, and increasing direct patient care salaries and employee benefit costs will negatively impact our profitability.
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

     General and administrative expenses for hospice care primarily include non-patient care salaries (including salaries for our general managers, directors of patient services, patient care managers, community education representatives and other non-patient care staff), payroll taxes, employee benefits for our employees at our hospice programs, office leases and other operating costs.
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
     The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for the periods indicated:

	Year Ended December 31,
	2005	2006	2007
Direct hospice care expenses:
Salaries, benefits and payroll taxes	35.7%	39.3%	39.6%
Pharmaceuticals	5.5	5.4	5.3
Medical equipment and supplies	5.5	5.3	5.3
Inpatient costs	3.0	2.5	2.1
Other (including medical director fees, contracted patient care services, nursing home costs and mileage)	6.1	6.5	7.0

Total	55.8%	59.0%	59.3%

General and administrative expenses – hospice care:
Salaries, benefits and payroll taxes	13.4%	13.9%	14.7%
Leases	2.4	2.7	3.0
Other (including insurance, recruiting, travel, telephone and printing)	3.4	3.7	4.2

Total	19.2%	20.3%	21.9%

General and administrative expenses – support center:
Salaries, benefits and payroll taxes	4.4%	4.3%	4.5%
Stock-based compensation	0.2	1.5	0.9
Leases	0.4	0.4	0.4
Legal and accounting fees	1.4	1.2	0.9
Other (including insurance, recruiting, travel, telephone and printing)	3.8	2.9	3.9

Total	10.2%	10.3%	10.6%

The following table sets forth the cost per day of care represented by the items included in direct hospice care expenses and general and administrative expenses for hospice care for the years ended December 31, 2005, 2006 and 2007, respectively:

	Year Ended December 31,
	2005	2006	2007
Direct hospice care expenses:
Salaries, benefits and payroll taxes	$47.44	$53.81	$56.37
Pharmaceuticals	7.27	7.38	7.48
Medical equipment and supplies	7.31	7.25	7.56
Inpatient costs	4.04	3.38	3.06
Other (including medical director fees, contracted patient care services, nursing home costs and mileage)	8.08	9.01	9.99

Total	$74.14	$80.83	$84.46

General and administrative expenses – hospice care:
Salaries, benefits and payroll taxes	$17.85	$19.00	$20.97
Leases	3.23	3.68	4.29
Other (including insurance, recruiting, travel, telephone and printing)	6.02	6.65	7.74

Total	$27.10	$29.33	$33.00

Stock-Based Compensation Charges
     For the year ended December 31, 2005, stock-based compensation charges represent the difference between the exercise price of stock options granted and the deemed fair value of our common stock on the date of grant determined in accordance with Accounting

Principles Board Opinion No. 25 and its related interpretations. For purposes of the period-to-period comparisons included in our results of operations, general and administrative expenses – support center include these stock-based compensation charges. See Note 1 “Organization and Summary of Significant Accounting Policies — Stock-Based Compensation” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
     Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this method, stock compensation expense was recognized beginning January 1, 2006 for all share-based payments granted prior to, but not yet vested at January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and for all share-based payments granted subsequent to January 1, 2006 at the grant date fair value estimated in accordance with the provisions of SFAS 123R. Because we elected to use the modified prospective transition method, results for prior periods have not been restated. We recognized $4.7 million and $2.4 million in stock compensation expense related to SFAS 123R for the years ended December 31, 2006 and 2007, respectively. We recognized approximately $0.5 million, $0.9 million and $1.4 million in stock-based compensation expense related to grants of restricted stock awards for the years ended December 31, 2005, 2006 and 2007, respectively.
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
     In February 2008, the Committee approved, for certain executive officers, the exchange of selected “underwater” stock options for restricted stock. The Committee was concerned that the underwater stock options provided little or no financial or retention incentives to the executive officers. The Committee believes that the exchange of the underwater stock options for the restricted stock adequately addresses those concerns. Stock option awards of 685,000 shares, with a weighted average exercise price of $17.35, were exchanged for 126,146 shares of restricted stock. Of the stock option awards exchanged, 287,500 shares were unvested. The shares of restricted stock had a fair value of $8.72 per share and will vest ratably over a three year period beginning February 12, 2009. We do not anticipate a material change to our share-based compensation expense from the exchange.
Provision for Income Taxes
     Our provision for income taxes consists of current and deferred federal and state income tax expenses. We estimate that our effective tax rate will be approximately 35.0% during 2008. See Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Medicare Regulation
     The Medicare Cap.  Various provisions were included in the legislation creating the Medicare hospice benefit to manage the cost to the Medicare program for hospice, including the patient’s waiver of curative care requirement, the six-month terminal prognosis requirement and the Medicare payment caps. The Medicare hospice benefit includes two fixed annual caps on payment, both of which are assessed on a program-by-program basis. One cap is an absolute dollar amount; the other limits the number of days of inpatient care. None of our hospice programs exceeded the payment limits on general inpatient care services for the years ended December 31, 2005, 2006 and 2007. The caps are calculated from November 1 through October 31 of each year.
     Dollar Amount Cap. The Medicare revenue paid to a hospice program from November 1 to October 31 of the following year may not exceed the annual cap amount which is calculated by using the following formula: the product of the number of admissions to the program by patients who are electing to receive their Medicare hospice benefit for the first time, multiplied by the Medicare cap amount, which for the November 1, 2006 through October 31, 2007 Medicare fiscal year is $21,410. The Medicare cap amount is reduced proportionately for patients who transferred in or out of our hospice services. The Medicare cap amount is annually adjusted for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. The Medicare cap amount for the November 1, 2007 through October 31, 2008 cap year has not yet been announced by the Medicare program. We currently estimate the Medicare cap amount to be approximately $22,052 for the Medicare cap year ending October 31, 2008.
     The following table shows the amount accrued and paid for the Medicare cap contractual adjustments for the years ended December 31, 2005, 2006 and 2007, respectively:

	Accrued Medicare Cap Contractual Adjustments
	Year ending December 31,
	2005		2006		2007
	(in thousands)
Beginning balance — accrued Medicare cap contractual adjustments	$2,915		$14,883		$26,679
Medicare cap contractual adjustments	7,182	(1)	10,621	(2)	5,261	(3)
Medicare cap contractual adjustments — discontinued operations	4,786	(4)	5,843	(4)	2,429	(4)
Payments to Medicare fiscal intermediaries	—		(1,983)		(12,687)
Reclassification to accounts payable	—		(2,685	)(5)	—

Ending balance — accrued Medicare cap contractual adjustments	$14,883		$26,679		$21,682

(1)	On August 26, 2005, the Centers for Medicare & Medicaid Services (“CMS”) issued Change Request Transmittal 663 publishing the final Medicare per beneficiary cap amount of $19,778 for the 2005 Medicare cap year ended October 31, 2005 and indicated that the cap amount for the 2004 Medicare cap year ended October 31, 2004 was incorrectly computed. This cap amount was lower than the estimated cap amount that we used for 2005 due to CMS’s error in computing the cap amount for the 2004 Medicare cap year. As a result, the 2005 accrued Medicare cap contractual adjustment of $7.2 million includes $1.0 million for the lower 2005 Medicare cap amount and an additional $1.1 million for the 2003 and 2004 Medicare cap years for the estimated impact of the revised cap amounts.

(2)	Includes additional accrual of $3.1 million related to the 2005 Medicare cap year.

(3)	Includes additional accrual of $0.9 million related to the 2006 Medicare cap year.

(4)	Medicare cap contractual adjustments reclassified to discontinued operations are related to all programs that we have discontinued and sold during 2006 and 2007.

(5)	Amounts were reclassified from accrued Medicare cap contractual adjustments to accounts payable in December 2006 and were paid in January 2007 to the Medicare fiscal intermediary.
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
Insurance Risks
     General and professional liability costs for the healthcare industry have increased and become more difficult to estimate. In addition, insurance coverage for patient care liabilities and other risks has become more difficult to obtain. Insurance carriers often require companies to increase their liability retention levels and pay higher policy premiums for reduced coverage. Hired and non-owned auto liability costs are a significant risk area for us, because almost all of our services are provided where our patients reside rather than in facilities that we operate. We require our employees to maintain the state required minimum liability coverage on their vehicles. Our current hired and non-owned auto liability coverage has a deductible of $250,000 per claim. We continue to evaluate options to address this insurance risk area, however, we cannot assure you that we will be able to find cost effective insurance coverage to address this insurance risk area. In our consolidated financial statements, we reserve for potential contingencies associated with the uninsured portion of our general and professional liability risks and hired and non-owned auto liability risks, based on our experience, consultation with our attorneys and insurers and our existing insurance coverage.
Goodwill
     Goodwill is the excess of the purchase price over the fair value of identifiable assets acquired in an acquisition. Under the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), we review goodwill for impairment annually during the fourth quarter or more frequently if indicators arise. We determine the fair value of the reporting units, which are our reportable business segments (see Note 3 to our consolidated financial statements), using multiples of EBITDA, or earnings before interest, taxes, depreciation and amortization. If the fair value of the reporting unit is less than the carrying value, then an indication of impairment exists. The amount of the impairment would be the difference between the carrying amount of the goodwill and the fair value of the goodwill. No impairment charges have been recorded as of December 31, 2007. We cannot predict that we will not incur impairment charges in the future or whether any impairment charges recorded will negatively impact our results of operations or financial position in the future.

Results of Operations
     The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the periods indicated.

	Year Ended December 31,
	2005	2006	2007
Net patient service revenue	100%	100%	100%
Operating expenses:
Direct hospice care	55.8	59.0	59.3
General and administrative – hospice care	19.2	20.3	21.9
General and administrative – support center	10.2	10.3	10.6
Government settlement	3.7	—	—
Provision for uncollectible accounts	1.2	1.1	1.4
Depreciation and amortization	1.1	1.4	1.5
Impairment of long-lived assets	—	—	—
Certificate of need application costs	—	—	0.8

	91.2	92.1	95.5

Income from continuing operations before other income (expense)	8.8	7.9	4.5
Other income (expense), net	0.3	0.7	0.6

Income from continuing operations before provision for income taxes	9.1	8.6	5.1
Provision for income taxes	3.8	3.0	1.7

Income from continuing operations	5.3	5.6	3.4
Income (loss) from discontinued operations, net of income taxes	(0.1)	(0.5)	(0.4)

Net income	5.2%	5.1%	3.0%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     The following table summarizes and compares our results of operations for the years ended December 31, 2006 and 2007, respectively:

	Year Ended December 31,
	2006	2007	$ Change	% Change
	(In thousands, except % change)
Net patient service revenue	$384,981	$404,872	$19,891	5.2%
Operating expenses:
Direct hospice care	227,186	240,137	12,951	5.7%
General and administrative – hospice care	78,319	88,580	10,261	13.1%
General and administrative – support center	39,596	43,162	3,566	9.0%
Provision for uncollectible accounts	4,117	5,493	1,376	33.4%
Depreciation and amortization	5,121	5,944	823	16.1%
Impairment of long-lived assets	—	211	211	100.0%
Certificate of need application costs	—	3,144	3,144	100.0%

	354,339	386,671	32,332	9.1%
Income from continuing operations before other income (expense)	30,642	18,201	(12,441)	(40.6)%
Other income (expense)	2,389	2,287	(102)	(4.3)%

Income from continuing operations before provision for income taxes	33,031	20,488	(12,543)	(38.0)%
Provision for income taxes	11,659	6,830	(4,829)	(41.4)%

Income from continuing operations	21,372	13,658	(7,714)	(36.1)%
Loss from discontinued operations, net of income taxes	(1,643)	(1,547)	96	(5.8)%

Net income	$19,729	$12,111	$(7,618)	(38.6)%

Net Patient Service Revenue
     Net patient service revenue increased $19.9 million, or 5.2%, from $385.0 million to $404.9 million for the years ended December 31, 2006 and 2007, respectively. This increase is due primarily to our effective Medicare payment rate increase of 3.4% on October 1, 2006 and to a lesser extent, a reduction in our estimated Medicare cap contractual adjustment and a slight increase in our average daily census. The estimated Medicare cap contractual adjustment decreased $5.3 million, or 50.5%, from $10.6 million for the year ended December 31, 2006 to $5.3 million for the year ended December 31, 2007. The Medicare cap contractual adjustment for the year ended December 31, 2006 includes an additional accrual of $3.1 million for Medicare cap year 2005 compared to an additional accrual of $0.9 million for the year ended December 31, 2007 for the 2006 Medicare cap year. In addition, there are fewer programs in cap for 2007 compared to 2006 which is a result of our inpatient development initiative, change in patient mix and the disposition of several programs that were historically in cap. Our average daily census increased by 90 patients, or 1.2%, from 7,700 patients for the year ended December 31, 2006 to 7,790 patients for the year ended December 31, 2007, which resulted in increased billable days of approximately 32,860. Net patient service revenue per day of care was $136.98 and $142.39 for the years ended December 31, 2006 and 2007, respectively. Medicare revenues represented 92.7% and 92.4% of our net patient service revenue for the years ended December 31, 2006 and 2007, respectively. Medicaid revenues represented 4.3% and 4.5% of our net patient service revenue for the years ended December 31, 2006 and 2007, respectively.
Direct Hospice Care Expenses
     Direct hospice care expenses increased $13.0 million, or 5.7%, from $227.2 million for the year ended December 31, 2006 to $240.1 million for the year ended December 31, 2007. Salaries, benefits and payroll tax expense increased $9.0 million, or 6.0%, from $151.2 million for the year ended December 31, 2006 to $160.3 million for the year ended December 31, 2007. This increase is primarily due to annual salary increases and our inpatient development initiative. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 39.3% to 39.6% for the years ended December 31, 2006 and 2007, respectively. In addition, contracted patient care services and medical director fees increased $2.7 million, or 30.7%, from $8.7 million for the year ended December 31, 2006 to $11.4 million for the year ended December 31, 2007. The increase is due primarily to an increase in our provision of general inpatient care in our inpatient facilities, which requires significantly more physician involvement. Our direct hospice care expenses are generally higher during the first several days of care for a new patient and the last several days of care. As a percentage of net patient service revenue, total direct hospice care expenses increased from 59.0% to 59.3% for the years ended December 31, 2006 and 2007, respectively.
General and Administrative Expenses – Hospice Care
     General and administrative expenses – hospice care increased $10.3 million, or 13.1%, from $78.3 million for the year ended December 31, 2006 to $88.6 million for the year ended December 31, 2007. Salaries, benefits and payroll tax expense increased $6.2 million, or 11.7%, from $53.4 million for the year ended December 31, 2006 to $59.6 million for the year ended December 31, 2007. This increase was primarily due to average annual salary increases and increases in our lease expense. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 13.9% to 14.7% for the years ended December 31, 2006 and 2007, respectively. Lease expense related to office leases increased $1.9 million, or 18.1%, from $10.3 million for the year ended December 31, 2006 to $12.2 million for the year ended December 31, 2007 due primarily to new and additional office leases for hospice programs, including new inpatient units and alternate delivery sites. As a percentage of net patient service revenue, total general and administrative expenses increased from 20.3% to 21.9% for the years ended December 31, 2006 and 2007, respectively, due primarily to the increases in salaries, benefits and payroll tax expense and lease expense.
General and Administrative Expenses – Support Center
     General and administrative expenses – support center increased $3.6 million, or 9.0%, from $39.6 million for the year ended December 31, 2006 to $43.2 million for the year ended December 31, 2007. Salaries, benefits and payroll tax expense increased $1.7 million, or 10.2%, from $16.6 million for the year ended December 31, 2006, to $18.3 million for the year ended December 31, 2007. This increase is due to annual salary increases and additional employees related to the conversion to the new billing system. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 4.3% to 4.5% for the years ended December 31, 2006 and 2007, respectively. During the year ended December 31, 2007, we incurred approximately $1.6 million in incremental costs related to our new integrated billing system. Stock-based compensation decreased $1.8 million, or 31.8%, from $5.6 million to $3.8 million for the years ended December 31, 2006 and 2007, respectively. As a percentage of net patient service revenue, total general and administrative expenses for our support center increased from 10.3% to 10.6% for the years ended December 31, 2006 and 2007, respectively.
Provision for Uncollectible Accounts
     Provision for uncollectible accounts increased $1.4 million, or 33.4%, from $4.1 million to $5.5 million for the years ended December 31, 2006 and 2007, respectively, due to an increase in the number of additional development requests (“ADRs”) from our Medicare fiscal intermediaries, which resulted in an increase in our aging, denials and additional write-offs of patient accounts. As a percentage of net patient service revenue, our provision for uncollectible accounts was 1.1% and 1.4% for the years ended December 31, 2006 and 2007, respectively.

Depreciation and Amortization Expense
     Depreciation and amortization expense increased $0.8 million, or 16.1%, from $5.1 million to $5.9 million for the years ended December 31, 2006 and 2007, respectively. This increase is due to an increase in depreciation expense related to our inpatient unit development and the new billing system. As a percentage of net patient service revenue, depreciation and amortization expense increased from 1.4% for the year ended December 31, 2006 to 1.5% for the year ended December 31, 2007.
Impairment of Long-lived Assets
     During the year ended December 31, 2007, we recorded a loss of $0.2 million for the write-down of a building that was expected to be developed as a free standing inpatient facility which was not yet operational. We decided not to pursue this inpatient facility and expect to sell this building in the first quarter of 2008.
Certificate of Need Application Costs
     During the fourth quarter of 2007, additional information arising from a CON trial that occurred in December 2007 and other developments during the fourth quarter of 2007 related to several pending CON applications caused us, along with our counsel, to reassess the probability that we would prevail in our pending CON applications. Based on our reassessment of our pending CON applications, it was determined that the capitalized application costs related to these pending CON applications no longer had any future value. An impairment charge of approximately $2.3 million was recorded in the fourth quarter 2007 to reduce the value of the pending CON application costs. An additional charge of $0.8 million was recorded in the third quarter of 2007. The remaining CON costs pertaining to licenses received are amortized over a 20 year life.
Other Income (Expense)
     Other income (expense) decreased $0.1 million, or 4.3%, from $2.4 million to $2.3 million for the years ended December 31, 2006 and 2007, respectively. Interest income is related to interest earned on our short-term cash investments. Interest expense is primarily associated with the unused facility fee and amortization of deferred costs related to our revolving line of credit. See Note 11 to our consolidated financial statements.
Provision for Income Taxes
     Provision for income taxes from continuing operations was $11.7 million and $6.8 million for the years ended December 31, 2006 and 2007, respectively. We had an effective income tax rate of approximately 35.3% and 33.3% for the years ended December 31, 2006 and 2007, respectively. The 2007 effective income tax rate is lower primarily due to the 2007 federal tax credit related to Hurricane Katrina. See Note 12 to our consolidated financial statements.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     The following table summarizes and compares our results of operations for the years ended December 31, 2005 and 2006, respectively:

	Year Ended December 31,
	2005	2006	$ Change	% Change
	(In thousands, except % change)
Net patient service revenue	$354,517	$384,981	$30,464	8.6%
Operating expenses:
Direct hospice care	197,880	227,186	29,306	14.8%
General and administrative – hospice care	68,198	78,319	10,121	14.8%
General and administrative – support center	36,319	39,596	3,277	9.0%
Government settlement	13,000	—	(13,000)	100.0%
Provision for uncollectible accounts	4,142	4,117	(25)	(0.6)%
Depreciation and amortization	4,033	5,121	1,088	27.0%

	323,572	354,339	30,767	9.5%
Income from continuing operations before other income (expense)	30,945	30,642	(303)	(1.0)%
Other income (expense)	1,143	2,389	1,246	109.0%

Income from continuing operations before provision for income taxes	32,088	33,031	943	2.9%
Provision for income taxes	13,338	11,659	(1,679)	(12.6)%

Income from continuing operations	18,750	21,372	2,622	14.0%
Income (loss) from discontinued operations, net of income taxes	(194)	(1,643)	(1,449)	746.9%

Net income	$18,556	$19,729	$1,173	6.3%

Net Patient Service Revenue
     Net patient service revenue increased $30.5 million, or 8.6%, from $354.5 million to $385.0 million for the years ended December 31, 2005 and 2006, respectively. This increase was due primarily to an increase in average daily census of 388, or 5.3%, from 7,312 patients for the year ended December 31, 2005 to 7,700 patients for the year ended December 31, 2006, which resulted in increased billable days of approximately of 141,519. Net patient service revenue per day of care was $132.83 and $136.98 for the years ended December 31, 2005 and 2006, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services of approximately 3.4% and an increase in continuous care revenues resulting from a shift in our level of care mix. As a percentage of gross revenue, continuous home care increased from 2.6% for the year ended December 31, 2005 to 4.1% for the year ended December 31, 2006. Continuous home care gross revenue had an average gross revenue per day of $488 for the year ended December 31, 2006. The increase in net patient service revenue was offset by the Medicare cap contractual adjustment of $7.2 million and $10.6 million for the year ended December 31, 2005 and 2006, respectively. The Medicare cap contractual adjustment for the years ended December 31, 2005 included $1.0 million due to CMS’s correction to the Medicare hospice per beneficiary cap amount for the Medicare cap year ended October 31, 2005 and $1.1 million for the estimated impact of potential revisions to the Medicare hospice per beneficiary cap amount for the Medicare cap years ended October 31, 2003 and 2004. The Medicare cap contractual adjustment for the year ended December 31, 2006 includes an additional accrual of $3.1 million for 2005 Medicare cap year. Medicare revenues represented 92.1% and 92.7% of our net patient service revenue for the years ended December 31, 2005 and 2006, respectively. Medicaid revenues represented 5.0% and 4.3% of our net patient service revenue for the years ended December 31, 2005 and 2006, respectively.
Direct Hospice Care Expenses
     Direct hospice care expenses increased $29.3 million, or 14.8%, from $197.9 million for the year ended December 31, 2005 to $227.2 million for the year ended December 31, 2006. Salaries, benefits and payroll tax expense increased $24.6 million, or 19.5%, from $126.6 million for the year ended December 31, 2005 to $151.2 million for the year ended December 31, 2006. This increase was primarily due to a significant growth in continuous home care revenues that requires more labor hours, average annual salary increases of approximately 4.0% and additional employees to accommodate additional patient census growth at our existing hospice programs and our new hospice programs. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 35.7% to 39.3% for the years ended December 31, 2005 and 2006, respectively. Other direct hospice care expense increased $3.7 million, or 17.4%, from $21.6 million for the year ended December 31, 2005 to $25.3 million for the year ended December 31, 2006. This increase was primarily due to increases in employee mileage expense, contracted services and medical director fees. As a percentage of net patient service revenue, other direct hospice care expense increased from 6.1% to 6.5% for the years ended December 31, 2005 and 2006, respectively. As a percentage of net patient service revenue, total direct hospice care expenses increased from 55.8% to 59.0% for the years ended December 31, 2005 and 2006, respectively, due primarily to the increases in salaries, benefits and payroll taxes.
General and Administrative Expenses – Hospice Care
     General and administrative expenses – hospice care increased $10.1 million, or 14.8%, from $68.2 million for the year ended December 31, 2005 to $78.3 million for the year ended December 31, 2006. Salaries, benefits and payroll tax expense increased $5.8 million, or 12.1%, from $47.6 million for the year ended December 31, 2005 to $53.4 million for the year ended December 31, 2006. This increase was primarily due to average annual salary increases of approximately 4.0% and the hiring of additional personnel at our hospice programs. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 13.4% to 13.9% for the years ended December 31, 2005 and 2006, respectively. Lease expense related to office leases increased $1.7 million, or 20.0%, from $8.6 million for the year ended December 31, 2005 to $10.3 million for the year ended December 31, 2006 due primarily to new and additional office leases for hospice programs, including new alternate delivery sites. As a percentage of net patient service revenue, total general and administrative expenses increased from 19.2% to 20.3% for the years ended December 31, 2005 and 2006, respectively, due primarily to the increases in salaries, benefits and payroll tax expense and lease expense.
General and Administrative Expenses – Support Center
     General and administrative expenses – support center increased $3.3 million, or 9.0%, from $36.3 million for the year ended December 31, 2005 to $39.6 million for the year ended December 31, 2006. Stock-based compensation increased $4.9 million from $0.7 million to $5.6 million for the years ended December 31, 2005 and 2006, respectively. This increase is due primarily to the recording of compensation expense associated with unvested employee stock options and restricted stock awards in accordance with SFAS 123R, which was adopted by us on January 1, 2006. Recruiting fees related primarily to recruitment of patient caregivers decreased $2.0 million, or 89%, from $2.2 million to $0.2 million for the years ended December 31, 2005 and 2006, respectively. This decrease is primarily due to us handling the recruitment internally with a support center department designated for this task. As a percentage of net patient service revenue, total general and administrative expenses increased from 10.2% to 10.3% for the years ended December 31, 2005 and 2006, respectively, due primarily to the increases in stock-based compensation expense.
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
Provision for Uncollectible Accounts
     Provision for uncollectible accounts was $4.1 million for both of the years ended December 31, 2005 and 2006. As a percentage of net patient service revenue, our provision for uncollectible accounts was 1.2% and 1.1% for the years ended December 31, 2005 and 2006, respectively.
Depreciation and Amortization Expense
     Depreciation and amortization expense increased $1.1 million, or 27.0%, from $4.0 million to $5.1 million for the years ended December 31, 2005 and 2006, respectively. This increase is due to an increase in depreciation expense related to inpatient unit development and the new billing system. As a percentage of net patient service revenue, depreciation and amortization expense increased from 1.1% for the year ended December 31, 2005 to 1.4% for the year ended December 31, 2006, respectively.
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
Provision for Income Taxes
     Provision for income taxes from continuing operations was $13.3 million and $11.7 million for the years ended December 31, 2005 and 2006, respectively. We had an effective income tax rate of approximately 41.6% and 35.3% for the years ended December 31,

2005 and 2006, respectively. The 2006 effective income tax rate is lower due to a decrease in our 2006 state tax rates and a 2006 federal tax credit related to Hurricane Katrina and due to the estimated partial deductibility of our 2005 settlement with the DOJ that increased our effective income tax rate for 2005. See Note 12 to our consolidated financial statements.
Liquidity and Capital Resources
     Our principal liquidity requirements are for the Medicare cap contractual adjustments, debt service, acquisition and implementation of our new integrated billing system, working capital, new hospice program and inpatient development, hospice acquisitions, stock repurchase program and other capital expenditures. We finance these requirements primarily with existing funds, cash flows from operating activities, operating leases, and normal trade credit terms. As of December 31, 2007, we had cash and cash equivalents of $12.4 million and working capital of $72.5 million. At such date, we also had short-term investments of $49.8 million.
     Net cash provided by operating activities was $58.2 million, $34.7 million and $16.9 million for the years ended December 31, 2005, 2006 and 2007, respectively. The increase in cash provided by operations in 2005 was primarily attributable to the net income generated during the year, increases in non-cash charges and changes in working capital. The decrease in cash provided by operations in 2006 was primarily due to the $13.0 million payment related to the DOJ settlement which was paid in July 2006. The decrease in cash provided by operations was primarily due to the $15.4 million paid to Medicare related to 2004, 2005 and 2006 Medicare cap years during the year ended December 31, 2007, compared to $2.0 million paid to Medicare related to the 2004 and 2005 Medicare cap years ended during the year ended December 31, 2006. No payments were made for the Medicare cap contractual adjustments during the year ended December 31, 2005.
     Our days outstanding in accounts receivable has increased from 44 days as of December 31, 2005 to 45 days as of December 31, 2006 and increased to 55 days as of December 31, 2007. This increase in days outstanding is due primarily to an increase in ADRs from our Medicare fiscal intermediaries. When an ADR is received from one of our Medicare fiscal intermediaries the claim associated with that ADR is delayed until the Medicare fiscal intermediary evaluates the information that we provide in response to the ADR. If a claim is denied, then we usually appeal the denial which delays payment of the claim. Until the claim subject to the ADR is processed, we do not submit additional claims related to the patient’s whose claim was the subject to the ADR. These factors lead to an increase in our days outstanding due to ADRs from our Medicare fiscal intermediaries.
     Net cash provided by (used in) investing activities of $(52.8) million, $(29.2) million and $0.3 million for the years ended December 31, 2005, 2006 and 2007, respectively, consisted primarily of cash paid to purchase hospice programs, procurement of licenses, property and equipment and to purchase short-term investments. We have also paid cash of $2.2 million, $2.4 million and $0.2 million for the years ended December 31, 2005, 2006 and 2007, respectively, for software and hardware costs related to the new integrated billing, clinical management and electronic medical records system.
     Net cash used in financing activities was $15.0 million, $13.1 million and $12.4 million for the years ended December 31, 2005, 2006 and 2007, respectively, and principally represented proceeds from the issuance of common stock, net of payments related to our stock repurchase programs for the years ended December 31, 2005, 2006 and 2007. See Note 4 to our consolidated financial statements.
     On May 24, 2007, we and certain of our subsidiaries entered into an amended and restated credit agreement (the “2007 Credit Agreement”) with General Electric Capital Corporation that provided us and such subsidiaries with a $40 million revolving line of credit, subject to a $10 million increase option. The revolving line of credit was available to be used, if necessary, to fund future acquisitions, stock repurchases, working capital requirements, capital expenditures, and general corporate purposes. The revolving line of credit was scheduled to expire on May 24, 2009, but has been replaced by the new revolving line of credit described below. The revolving line of credit had an unused facility fee of 0.25% per annum. No amounts were drawn on the revolving line of credit as of December 31, 2007. The revolving line of credit was secured by substantially all of our and our subsidiaries’ existing and after-acquired personal property. We and our subsidiaries were subject to affirmative and negative covenants under the 2007 Credit Agreement, including financial covenants consisting of a maximum leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2007, management believes we and our subsidiaries were in compliance with all covenants under the 2007 Credit Agreement.
     In connection with our acquisition of VistaCare, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) on February 28, 2008 with General Electric Capital Corporation and certain other lenders that provides us with a $130 million term loan (the “Term Loan”) and a $30 million revolving line of credit. The Term Loan was used to pay a portion of the purchase price and costs incurred with respect to the acquisition of VistaCare, to repay all amounts owing under certain indebtedness of VistaCare and to pay certain fees and expenses incurred in connection with the Credit Agreement and the acquisition of VistaCare. The revolving line of credit will be used to fund future acquisitions, working capital, capital expenditures, and general corporate purposes. Borrowings under the Term Loan bear interest at an applicable margin above an Index Rate (based on the higher of the prime rate or 50 basis points over the federal funds rate) or above LIBOR (as defined in the Credit Agreement). Borrowings outstanding under the revolving line of credit will bear interest at an applicable margin above LIBOR or the Index Rate. As of February 28, 2008, both the applicable term loan margin and the applicable revolver margin for LIBOR loans was 3.00% and for Index Rate loans was 2.00% and, based on our leverage ratio, each may increase up to 3.25% for LIBOR loans and up to 2.25% for Index Rate loans.
     The final installment of the Term Loan will be due 72 months after February 28, 2008 and the revolving line of credit will expire 60 months from February 28, 2008. The revolving line of credit has an unused facility fee of 0.25% per annum. In connection with the acquisition of VistaCare, all of the subsidiaries of VistaCare and (together with us, and certain of our subsidiaries, including VistaCare, the “Odyssey Obligors”) have become guarantors of the obligations under the Credit Agreement and have granted security interests in substantially all of their existing and after-acquired personal property. The Term Loan and the revolving line of credit are secured by substantially all of the Odyssey Obligors’ existing and after-acquired personal property, including the stock of certain subsidiaries not party to the Credit Agreement. The Odyssey Obligors are subject to affirmative and negative covenants under the Credit Agreement, including financial covenants consisting of a maximum leverage ratio and a minimum fixed charge coverage ratio.
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
     During 2007, we offered equity interests in our Savannah, Georgia and Augusta, Georgia hospice programs to third party investors of approximately 40% each. We received approximately $0.9 million in proceeds from our investors from the offerings.
     At December 31, 2007, we had invested $41.5 million in tax exempt ARS which we classified as current assets. The ARS held by us are private placement securities with stated maturities of no more than six months for which the interest rates are reset every 35 days. The reset dates have historically provided a liquid market for these securities as investors historically could readily sell their investments. With the liquidity issues experienced in global credit and capital markets, we have not been able to liquidate any ARS since early February of 2008. Subsequent to December 31, 2007, we successfully liquidated $8.4 million of these securities in January 2008. These securities generally have not experienced payment defaults and are backed by student loans which carry guarantees as provided for under the Federal Family Education Loan Program of the U.S. Department of Education and all were AAA/Aaa rated at December 31, 2007. To date we have collected all interest payments on all of our ARS when due and expect to continue to do so in the future. If the uncertainties in the credit and capital markets continue or these markets deteriorate further, these securities may not provide liquidity to us when needed. Currently, there is a very limited market for these securities and further liquidations at this time, if possible, would likely be at a significant discount. If we had to liquidate any ARS at this time, we would incur significant losses. We currently believe that we have sufficient liquidity for our current needs without selling any ARS and do not currently intend to attempt to further liquidate these securities until market conditions improve. If our currently available resources are not sufficient for our needs and we are not able to liquidate any ARS on acceptable terms on a timely basis, it could have a material adverse impact on our cash flows, financial condition and results of operations.
     We expect that our principal liquidity requirements will be for Medicare cap contractual adjustments, debt service, acquisition and implementation of a new integrated billing system, working capital, new hospice program and inpatient development, hospice acquisitions, stock repurchases and other capital expenditures. We expect that our existing funds, cash flows from operating activities, operating leases, normal trade credit terms, our existing revolving line of credit under the Credit Agreement will be sufficient to fund our principal liquidity requirements for at least 12 months following the date of this Annual Report on Form 10-K. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including receipt of payments for our services, changes in the Medicare per beneficiary cap amount, changes in Medicare payment rates, regulatory changes and compliance with new regulations, expense levels, capital expenditures, development of new hospices and acquisitions, government and private party legal proceedings, integration of the recently acquired VistaCare hospice programs and operations and investigations and our ability to liquidate our investments in ARS.

Contractual Obligations
     We have various contractual obligations as of December 31, 2007 that could impact our liquidity as summarized below:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Long-Term Debt	$1	$1	$—	$—	$—
Software License Fees	364	364	—	—	—
New Billing System	2,283	2,283	—	—	—
Operating Leases	52,437	12,980	18,661	12,174	8,622

Total Contractual Obligations	$55,085	$15,628	$18,661	$12,174	$8,622

Off-Balance Sheet Arrangements
     As of December 31, 2007, we do not have any off-balance sheet arrangements.
Interest Rate and Foreign Exchange Risk
     Interest Rate Risk.  Our Credit Agreement bears interest at a variable rate, which exposes our cash flows and results of operations to risk related to changes in market interest rates. We are currently evaluating strategies to manage interest rate market risk. We invest excess cash balances in money market accounts with average maturities of less than 90 days and our short-term investments generally are variable rate or contain interest reset features which causes their face value to be relatively stable.
     Foreign Exchange.  We operate our business within the United States and execute all transactions in U.S. dollars.
Recent Accounting Pronouncements
     On January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with the Financial Accounting Standards Board Statement No. 109 “Accounting for Income Taxes.” The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. As a result of the application of the provisions of FIN 48, the Company recorded an adjustment of $0.4 million to its opening balance of retained earnings and reclassified $1.3 million from deferred tax liabilities to other liabilities for uncertain tax positions. If these liabilities are settled favorably, it could impact the Company’s effective tax rate. The only periods still subject to audit for the Company’s federal tax return are the 2003 through 2006 tax years. The Company will classify interest and penalties in the provision for income taxes. The Company has recorded an accrual of $0.2 million for interest in the provision for income taxes during the year ended December 31, 2007.
     In September 2006, the Financial Accounting Standards Board issued statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) which removes leasing transactions from the scope of SFAS 157. FSP 157-1 is effective upon adoption of SFAS 157. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157 (“FSP 157-2”) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually to fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company does not anticipate a material impact from the implementation of SFAS 157 on its financial condition and results of operations.
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for financial statements beginning after November 15, 2007, with early adoption permitted. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains or losses on items for which the fair value option has been elected would be reported in earnings. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company does not anticipate a material impact from the implementation of SFAS 159 on its financial position and results of operations.
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. While the Company has not yet fully evaluated the impact of SFAS 141R on its financial condition and results of operations, the Company will be required to expense costs related to any future acquisitions beginning January 1, 2009.
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.160 “Noncontrolling Interests in Consolidated Financial Statements” (‘SFAS 160”). SFAS 160 is effective for financial statements beginning after December 15, 2008 with early adoption prohibited. All presentation and disclosure requirements will be applied retrospectively for all periods presented. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, sometimes call minority interest, and for the deconsolidation of a subsidiary. Noncontrolling interest will be reported as a component of equity in the consolidated financial statements. Consolidated net income will be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, with additional disclosures on the face of the statement of operations of the amounts of consolidated net income are attributable to the parent and the noncontrolling interests. SFAS 160 establishes a change in a parent’s ownership interest in a subsidiary that does not result in deconsolidation are equity transactions. A gain or loss in net income is recognized for changes that result in deconsolidation. The Company has not yet determined the full impact of SFAS 160 on its financial condition and results of operations, but it anticipates reclassification of its minority interests in consolidated subsidiaries in its consolidated balance sheets, consolidated statements of operations and consolidated statements of stockholders’ equity.
Payment, Legislative and Regulatory Changes
     We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could materially adversely affect our net patient service revenue and profitability. For the year ended December 31, 2007, Medicare and Medicaid services constituted 92.4% and 4.5% of our net patient service revenue, respectively.
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
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
     Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flows. As of December 31, 2007, we did not have any variable rate debt instruments. Fluctuations in interest rates on any future variable rate debt instruments, which are tied to the prime rate, would affect our earnings and cash flows but would not affect the fair market value of the variable rate debt.
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
Item 9A.  Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007, and based on such evaluation have concluded that such disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.
     The effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, the independent registered public accounting firm who has audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on the effectiveness of the Company’s internal control over financial reporting appears on page 54 hereof.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Odyssey HealthCare, Inc.
We have audited Odyssey HealthCare, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Odyssey HealthCare, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying ”Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Odyssey HealthCare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Odyssey HealthCare, Inc. as of December 31, 2006 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our report dated March 11, 2008, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
March 11, 2008

Item 9A(T).  Controls and Procedures
     Not applicable.
Item 9B.  Other Information
     All information required to be disclosed by us in a Current Report on Form 8-K during the fourth quarter of the year ended December 31, 2007 has previously been reported on a Form 8-K.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
     The information set forth under the headings “Proposal One — Election of Class I Directors,” “Directors,” “Corporate Governance — Standing Committees of our Board,” “Corporate Governance — Director Nomination Process,” “Corporate Governance — Code of Ethics,” “Corporate Governance — Our Board,” “Executive Officers” and “Stock Ownership Matters — Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with our 2008 Annual Meeting of Stockholders is incorporated herein by reference.
Item 11.  Executive Compensation
     The information set forth under the headings “Corporate Governance — Standing Committees of our Board — Compensation Committee,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2008 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information set forth under the heading “Stock Ownership Matters — Security Ownership of Principal Stockholders and Management” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2008 Annual Meeting of Stockholders is incorporated herein by reference.
     Equity-Based Compensation Plans.  The following table provides information, as of December 31, 2007, about our common stock that may be issued upon the exercise of options or vesting of restricted stock awards under the Odyssey HealthCare, Inc. Stock Option Plan and the 2001 Equity-Based Compensation Plan.
EQUITY COMPENSATION PLAN INFORMATION

	(a)			(c)
	Number of Securities			Number of Securities
	to be Issued		(b)	Remaining Available
	Upon Exercise of		Weighted-Average	for Future Issuance
	Outstanding Options,		Exercise Price of	Under Equity Compensation
	Warrants, Awards		Outstanding Options,	Plans (Excluding Securities
Plan Category	and Rights		Warrants, and Rights	Reflected in Column(a))
(In thousands, except average exercise price)
Equity Compensation Plans Approved by Stockholders	3,460	(1)	$16.38	1,467
Equity Compensation Plans Not Approved by Stockholders	—		—	—

Total	3,460		$16.38	1,467

(1)	Includes (i) 36,250 unvested restricted stock awards granted to certain executive officers on November 18, 2004, (ii) 66,000 unvested restricted stock awards granted to certain employees on October 4, 2005, (iii) 76,538 unvested restricted stock units awarded to certain executive officers on December 20, 2006 and (iv) 28,000 unvested restricted stock awards granted to the members of the Board of Directors on May 4, 2007. Restricted stock awards and restricted stock units are not included in the calculation of the weighted-average exercise price since there is no exercise price attached to the award.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
     The information set forth under the headings “Transactions With Related Persons” and “Corporate Governance — Our Board — Board Size; Director Independence” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2008 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14.  Principal Accountant Fees and Services
     The information set forth under the heading “Audit Committee Matters — Fees Paid to Independent Auditors” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2008 Annual Meeting of Stockholders is incorporated herein by reference.
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
     (3) The following documents are filed or incorporated by reference as exhibits to this Annual Report on Form 10-K:

Exhibit
Number	Description
2.1 –	Agreement and Plan of Merger, dated January 15, 2008, among Odyssey HealthCare Holding Company, OHC Investment, Inc. and VistaCare, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 15, 2008)

2.2 –	Form of Stockholder Agreement, dated January 15, 2008, among Odyssey HealthCare Holding Company, OHC Investment, Inc. and each of the following directors and executive officers of VistaCare, Inc.: Richard R. Slager, John Crisci, Stephen Lewis, Roseanne Berry, Henry Hirvela, James T. Robinson, James C. Crews, Jon M. Donnell, Jack A. Henry, Geneva B. Johnson, Pete A. Klisares and Brian S. Tyler (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K as filed with the Commission on January 15, 2008)

3.1 –	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Odyssey HealthCare, Inc’s (the “Company”) Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Securities and Exchange Commission (the “Commission”) on September 13, 2001)

3.2 –	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

3.3 –	First Amendment to the Second Amended and Restated Bylaws of Odyssey HealthCare, Inc., effective as of December 20, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 21, 2007)

4.1 –	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on August 2, 2001)

4.2 –	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

4.3 –	Rights Agreement (the “Rights Agreement”) dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the Commission on December 8, 2001)

4.4 –	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

10.1.1 –	Credit Agreement, dated May 14, 2004, among Odyssey HealthCare Operating A, LP, Odyssey HealthCare Operating B, LP and Hospice of the Palm Coast, Inc. as borrowers, Odyssey HealthCare Inc. as a credit party and the other credit parties signatory thereto, General Electric Capital Corporation as agent and lender, and the other lenders signatory thereto from to time (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 26, 2004)

Exhibit
Number	Description
10.1.2 –	Consent and Amendment No. 1 to Credit Agreement dated November 1, 2004 among Odyssey HealthCare Operating A, LP, Odyssey HealthCare Operating B, LP, and Hospice of the Palm Coast, Inc. as borrowers, Odyssey HealthCare, Inc. as a credit party and the other credit parties signatory thereto, General Electric Capital Corporation as agent and lender, and the other lenders signatory thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2004)

10.1.3 –	Waiver and Amendment No. 2 Credit Agreement, dated February 22, 2006, by and among General Electric Capital Corporation, a Delaware corporation, Odyssey HealthCare Operating A, LP, a Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, and the other Credit Parties signatory thereto (incorporated by Reference to Exhibit 10.1 to the company’s Current Report on Form 8-K as filed with the Commission on February 27, 2006)

10.1.4 –	Consent, Waiver and Amendment No. 3 to Credit Agreement, dated September 29, 2006, by and among General Electric Capital Corporation, a Delaware corporation, individually as sole Lender and as Agent for the Lenders, Odyssey HealthCare Operating A, LP, A Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, and the other Credit Parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on October 4, 2006)

10.1.5 –	Consent and Amendment No. 4 to Credit Agreement, dated October 19, 2006, by and among General Electric Capital Corporation, a Delaware corporation, individually as sole Lender and as Agent for the Lenders, Odyssey HealthCare Operating A, LP, a Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, and the other Credit Parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on October 25, 2006)

10.1.6 –	Amendment No. 5 to Credit Agreement, dated May 4, 2007, by and among General Electric Capital Corporation, a Delaware corporation, individually as sole Lender and as Agent for the Lenders, Odyssey HealthCare Operating A, LP, a Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, and the other Credit Parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 8, 2007)

10.1.7 –	Amendment No. 6 to Credit Agreement, dated May 14, 2007, by and among General Electric Capital Corporation, a Delaware corporation, individually as sole Lender and as Agent for the Lenders, Odyssey HealthCare Operating A, LP, a Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, and the other Credit Parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 18, 2007)

10.1.8 –	Amended and Restated Credit Agreement, dated May 24, 2007, by and among General Electric Capital Corporation, a Delaware corporation, individually as Lender and as Agent for the Lenders, the other Lenders signatory thereto, Odyssey HealthCare Operating A, LP, a Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, and the other Credit Parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 30, 2007)

10.1.9 –	Second Amended and Restated Credit Agreement, dated February 28, 2008, by and among General Electric Capital Corporation, a Delaware corporation, individually as Lender and as Agent for the Lenders, the other Lenders signatory thereto, Odyssey HealthCare Operating A, LP, a Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, OHC Investment Inc., a Delaware corporation, and the other Credit Parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 4, 2008)

10.2† –	Employment Agreement, dated as of October 11, 2005, by and between Odyssey HealthCare, Inc. and Robert A. Lefton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on October 12, 2005)

10.3† –	Employment Agreement, dated as of August 1, 2005, by and between Odyssey HealthCare, Inc. and Brenda A. Belger (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2005)

10.4† –	Employment Agreement, dated as of August 1, 2005, by and between Odyssey HealthCare, Inc. and W. Bradley Bickham (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2005)

Exhibit
Number	Description
10.5† –	Employment Agreement, dated as of August 1, 2005, by and between Odyssey HealthCare, Inc. and Deborah A. Hoffpauir (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2005)

10.6† –	Employment Agreement, dated as of August 1, 2005, by and between Odyssey HealthCare, Inc. and Kathleen A. Ventre (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2005)

10.7.1† –	Employment Agreement, dated as of January 16, 2006, by and Between Odyssey HealthCare, Inc. and Woodrin Grossman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 20, 2006)

10.7.2† –	Amendment to Employment Agreement, dated December 21, 2007, between the Company and Woodrin Grossman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 28, 2007)

10.8† –	Employment Agreement by and between Odyssey HealthCare, Inc. And R. Dirk Allison, dated October 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on October 30, 2006)

10.9† –	Employment Agreement by and between Odyssey HealthCare, Inc. and Craig P. Goguen, dated July 26, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on July 30, 2007)

10.10† –	Agreement by and among Odyssey HealthCare, Inc. and Richard R. Burnham, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 5, 2007)

10.11† –	Agreement, between the Company and Deborah A. Hoffpauir, dated June 29, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on July 5, 2007)

10.12† –	Equity Award Termination Agreement, Release and Waiver, between the Company and Deborah A. Hoffpauir, dated June 29, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on July 5, 2007)

10.13.1† –	Odyssey HealthCare, Inc. Stock Option Plan (the “Stock Option Plan”) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

10.13.2† –	First Amendment to the Stock Option Plan, dated January 31, 2001 (incorporated by reference to Exhibit 10.5.2 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)

10.14.1† –	2001 Equity-Based Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)

10.14.2† –	First Amendment to the 2001 Equity-Based Compensation Plan, dated May 5, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission On May 5, 2005)

10.14.3† –	Second Amendment to the 2001 Equity-Based Compensation Plan, dated May 5, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 8, 2005)

10.14.4† –	Form of Restricted Stock Award Agreement pursuant to the 2001 Equity — Based Compensation Plan Management Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 12, 2005)

10.14.5† –	Odyssey HealthCare, Inc. Equity-Based Compensation Plan Management Stock Option Agreement, dated October 11, 2005, by and between Odyssey HealthCare, Inc. and Robert A. Lefton (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on October 12, 2005)

10.14.6† –	Form of Restricted Stock Unit Award Agreement under the Odyssey HealthCare Inc. 2001 Equity Based Compensation Plan — Time Based RSU Award (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 26, 2007)

10.14.7† –	Form Restricted Stock Unit Award Agreement under the Odyssey HealthCare Inc. 2001 Equity Based Compensation Plan — Additional Incentive Based RSU Award (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 26, 2007)

10.14.8 –	Form of Restricted Stock Award Agreement under the Odyssey HealthCare, Inc. 2001 Equity-Based Compensation Plan — Non-Employee Director Award (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2007)

Exhibit
Number	Description
10.15.1 –	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)

10.15.2 –	First Amendment to Employee Stock Purchase Plan, dated March 6, 2002 *

10.16† –	Form of Indemnification Agreement between Odyssey HealthCare, Inc. and its directors and officers (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

10.17.1 –	Promissory Note and Warrant Purchase Agreement, dated May 22, 1998, by and among Odyssey HealthCare, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

10.17.2–	Form of Warrant, dated May 22, 1998 (incorporated by reference to Exhibit 10.10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

10.17.3–	First Amendment to Warrants, dated December 6, 2000 (incorporated by reference to Exhibit 10.10.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on August 2, 2001)

10.18† –	Separation Agreement and Release, dated January 19, 2005, between David C. Gasmire and Odyssey HealthCare, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 9, 2005)

10.19 –	Settlement Agreement, dated July 6, 2006, among the United States of America acting through the entities named therein, JoAnn Russell and Odyssey HealthCare, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on July 12, 2006)

10.20 –	Corporate Integrity Agreement, dated July 6, 2006, between the Office of Inspector General of the Department of Health and Human Services and Odyssey HealthCare, Inc. (incorporated by Reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on July 12, 2006)

21 –	Subsidiaries of Odyssey HealthCare, Inc.*

23.1 –	Consent of Ernst & Young LLP*

31.1 –	Certification required by Rule 13a-14(a), dated March 12, 2008, by Robert A. Lefton, Chief Executive Officer*

31.2 –	Certification required by Rule 13a-14(a), dated March 12, 2008, by R. Dirk Allison, Chief Financial Officer*

32 –	Certification required by Rule 13a-14(b), dated March 12, 2008, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer**

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY HEALTHCARE, INC.
By:	/s/ ROBERT A. LEFTON
Robert A. Lefton
President and Chief Executive Officer

Date: March 12, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT A. LEFTON	President, Chief Executive Officer,	March 12, 2008
Robert A. Lefton	and Director

/s/ R. DIRK ALLISON	Senior Vice President, Chief Financial	March 12, 2008
R. Dirk Allison	Officer, Assistant Secretary and
Treasurer (Principal Financial and
Accounting Officer)

/s/ RICHARD R. BURNHAM	Chairman of the Board	March 12, 2008
Richard R. Burnham

/s/ JAMES E. BUNCHER	Director	March 12, 2008
James E. Buncher

/s/ JOHN K. CARLYLE	Director	March 12, 2008
John K. Carlyle

/s/ DAVID W. CROSS	Director	March 12, 2008
David W. Cross

/s/ PAUL J. FELDSTEIN	Director	March 12, 2008
Paul J. Feldstein

/s/ ROBERT A. ORTENZIO	Director	March 12, 2008
Robert A. Ortenzio

/s/ SHAWN S. SCHABEL	Director	March 12, 2008
Shawn S. Schabel

/s/ DAVID L. STEFFY	Director	March 12, 2008
David L. Steffy

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Odyssey HealthCare, Inc.
We have audited the accompanying consolidated balance sheets of Odyssey HealthCare, Inc. and subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odyssey HealthCare, Inc. and subsidiaries at December 31, 2006 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, effective January 1, 2007 and changed its method of accounting for stock-based compensation effective January 1, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Odyssey HealthCare, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
March 11, 2008

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2007
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,572	$12,386
Short-term investments	62,390	49,793
Accounts receivable from patient services, net of allowance for uncollectible accounts of $2,501 and $4,363 at December 31, 2006 and 2007, respectively	64,007	77,433
Deferred tax assets	—	1,400
Income taxes receivable	6,134	1,968
Prepaid expenses and other current assets	5,720	5,467
Assets of discontinued operations	863	226

Total current assets	146,686	148,673
Property and equipment, net of accumulated depreciation	20,349	24,308
Goodwill	98,179	98,179
Intangibles, net of accumulated amortization	4,772	4,049

Total assets	$269,986	$275,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,171	$6,109
Accrued compensation	14,089	16,797
Accrued nursing home costs	11,584	14,146
Accrued Medicare cap contractual adjustments	26,679	21,682
Other accrued expenses	16,397	17,445
Deferred tax liability	209	—
Current maturities of long-term debt	2	1

Total current liabilities	76,131	76,180
Long-term debt, less current maturities	1	—
Deferred tax liability	13,720	14,041
Other liabilities	538	1,256
Commitments and contingencies	—	—
Minority interests in consolidated subsidiaries	—	895
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares — 75,000,000
Issued shares — 37,870,373 at December 31, 2006 and 38,063,439 at December 31, 2007	38	38
Additional paid-in capital	108,682	113,339
Retained earnings	126,921	139,414
Treasury stock, at cost, 4,230,972 and 5,347,072 shares held at December 31, 2006 and 2007, respectively	(56,045)	(69,954)

Total stockholders’ equity	179,596	182,837

Total liabilities and stockholders’ equity	$269,986	$275,209

See accompanying notes.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2006	2007
	(In thousands, except per share amounts)
Net patient service revenue	$354,517	$384,981	$404,872
Operating expenses:
Direct hospice care	197,880	227,186	240,137
General and administrative — hospice care	68,198	78,319	88,580
General and administrative — support center (inclusive of stock-based compensation of $721, $5,616 and $3,829 for the years ended December 31, 2005, 2006 and 2007, respectively)	36,319	39,596	43,162
Government settlement	13,000	—	—
Provision for uncollectible accounts	4,142	4,117	5,493
Depreciation	3,625	4,820	5,700
Amortization	408	301	244
Impairment of long-lived assets	—	—	211
Certificate of need application costs	—	—	3,144

	323,572	354,339	386,671

Income from continuing operations before other income (expense)	30,945	30,642	18,201
Other income (expense):
Interest income	1,341	2,576	2,509
Interest expense	(198)	(187)	(208)
Minority interest in income of consolidated subsidiaries	—	—	(14)

	1,143	2,389	2,287

Income from continuing operations before provision for income taxes	32,088	33,031	20,488
Provision for income taxes	13,338	11,659	6,830

Income from continuing operations	18,750	21,372	13,658
Loss from discontinued operations, net of income taxes	(194)	(1,643)	(1,547)

Net income	$18,556	$19,729	$12,111

Income (loss) per common share:
Basic:
Continuing operations	$0.55	$0.63	$0.41
Discontinued operations	$(0.01)	$(0.05)	$(0.04)

Net income	$0.54	$0.58	$0.37

Diluted:
Continuing operations	$0.54	$0.62	$0.41
Discontinued operations	$(0.01)	$(0.05)	$(0.05)

Net income	$0.53	$0.57	$0.36

Weighted average shares outstanding:
Basic	34,384	34,145	33,029
Diluted	34,935	34,529	33,188
See accompanying notes.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
	(Amounts in thousands)
Balance at January 1, 2005	36,751	$37	$93,674	$88,636	$(20,267)	$162,080
Stock-based compensation	164	—	721	—	—	721
Tax benefit related to stock option exercises	—	—	930	—	—	930
Exercise of stock options	455	—	2,810	—	—	2,810
Employee Stock Purchase Plan	41	—	489	—	—	489
Purchase of treasury stock, at cost	—	—	—	—	(18,288)	(18,288)
Net income	—	—	—	18,556	—	18,556

Balance at December 31, 2005	37,411	$37	$98,624	$107,192	$(38,555)	$167,298
Stock-based compensation	60	—	5,616	—	—	5,616
Tax benefit related to stock option exercises	—	—	958	—	—	958
Exercise of stock options	361	1	2,992	—	—	2,993
Employee Stock Purchase Plan	38	—	492	—	—	492
Purchase of treasury stock, at cost	—	—	—	—	(17,490)	(17,490)
Net income	—	—	—	19,729	—	19,729

Balance at December 31, 2006	37,870	$38	$108,682	$126,921	$(56,045)	$179,596
Stock-based compensation	9	—	3,829	—	—	3,829
Tax benefit related to stock option exercises	—	—	119	—	—	119
Exercise of stock options	161	—	472	—	—	472
Employee Stock Purchase Plan	23	—	237	—	—	237
Purchase of treasury stock, at cost	—	—	—	—	(13,909)	(13,909)
Cumulative effect of change in accounting for uncertainties in income taxes (FIN 48)	—	—	—	382	—	382
Net income	—	—	—	12,111	—	12,111

Balance at December 31, 2007	38,063	$38	$113,339	$139,414	$(69,954)	$182,837

See accompanying notes.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2006	2007
	(In thousands)
Operating Activities:
Net income	$18,556	$19,729	$12,111
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of taxes	194	1,643	1,547
Impairment of long-lived assets	—	—	211
Minority interest in income of consolidated subsidiaries	—	—	14
Certificate of need application costs	—	—	3,144
Depreciation and amortization	4,033	5,121	5,944
Amortization of deferred charges and debt discount	109	109	113
Stock-based compensation	721	5,616	3,829
Tax benefit related to stock option exercises	930	(958)	(119)
Provision for uncollectible accounts	4,142	4,117	5,493
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable from patient services	(4,677)	(8,214)	(18,919)
Other current assets	1,278	(7,485)	5,055
Deferred taxes	(1,417)	8,373	(1,289)
Accrued government settlement	13,000	(13,000)	—
Accounts payable, accrued nursing home costs, accrued Medicare cap contractual adjustments and other accrued expenses	21,302	19,633	(253)

Net cash provided by operating activities	58,171	34,684	16,881
Investing Activities:
Cash paid for acquisitions, procurement of licenses and certificates of need	(5,279)	(787)	(2,424)
Cash received from the sale of a hospice program	—	59	698
Purchases of short-term investments	(79,669)	(109,469)	(49,053)
Sales of short-term investments	39,790	95,365	61,650
Purchases of property and equipment	(7,687)	(14,412)	(10,547)

Net cash provided by (used in) investing activities	(52,845)	(29,244)	324
Financing Activities:
Proceeds from issuance of common stock	3,299	3,485	877
Cash received from sale of partnership interests	—	—	881
Tax benefit related to stock option exercises	—	958	119
Purchase of treasury stock	(18,288)	(17,490)	(13,909)
Payments of debt issue costs	—	—	(357)
Payments on debt	(5)	(4)	(2)

Net cash used in financing activities	(14,994)	(13,051)	(12,391)

Net decrease in cash and cash equivalents	(9,668)	(7,611)	4,814
Cash and cash equivalents, beginning of period	24,851	15,183	7,572

Cash and cash equivalents, end of period	$15,183	$7,572	$12,386

Supplemental cash flow information
Cash interest paid	$89	$79	$95
Income taxes paid	$11,248	$8,521	$5,389
See accompanying notes.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2006 and 2007
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
     The Company was incorporated on August 29, 1995 in the state of Delaware and, as of December 31, 2007, had 72 Medicare-certified hospice providers serving patients and their families in 29 states, with significant operations in Texas, California and Arizona.
     During 2007, the Company offered equity interests in our Savannah, Georgia and Augusta, Georgia hospice programs to third party investors of approximately 40% each. The Company received approximately $0.9 million in proceeds from its investors from the offerings, which is recorded in minority interests in consolidated subsidiaries in the consolidated balance sheets.
  Principles of Consolidation
     The consolidated financial statements include the accounts of Odyssey HealthCare, Inc., its wholly-owned subsidiaries, and all subsidiaries and entities controlled by the Company through its direct ownership of a majority voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation.
  Reclassification
     The Company reclassified operating expenses, general and administrative-hospice care and general and administrative-support center, that in prior years were combined in one line item labeled general and administrative expenses.
  Cash and Cash Equivalents and Short-Term Investments
     Cash and cash equivalents include currency, checks on hand, money market funds and overnight repurchase agreements of government securities. Short-term investments primarily include certificates of deposits and auction rate securities (“ARS”) recorded at cost which approximates fair value. Initial maturities for short-term investments are less than one year. Certificates of deposits totaled $8.1 million and $8.3 million as of December 31, 2006 and 2007, respectively. ARS totaled $54.3 million and $41.5 million as of December 31, 2006 and 2007, respectively.
     The ARS held by the Company are private placement securities with stated maturities no more than six months for which the interest rates are reset every 35 days. Most of these securities have not experienced any payment defaults and are backed by student loans which carry guarantees as provided for under the Federal Family Education Loan Program of the U.S. Department of Education and all were AAA/Aaa rated at December 31, 2007. The Company’s intent in these investments is not to hold these securities to maturity, but rather to use the periodic auction feature to provide liquidity.
     The Company has invested $41.5 million in tax exempt ARS which are classified as current assets. The ARS held by the Company are private placement securities with stated maturities of no more than six months for which the interest rates are reset every 35 days. The reset dates have historically provided a liquid market for these securities as investors historically could readily sell their investments. With the liquidity issues experienced in global credit and capital markets, the Company has not been able to liquidate any ARS since early February of 2008. Subsequent to December 31, 2007, the Company successfully liquidated $8.4 million of these securities in January 2008. These securities generally have not experienced payment defaults and are backed by student loans which carry guarantees as provided for under the Federal Family Education Loan Program of the U.S. Department of Education and all were

AAA/Aaa rated at December 31, 2007. To date the Company has collected all interest payments on all of its ARS when due and expect to continue to do so in the future. If the uncertainties in the credit and capital markets continue or these markets deteriorate further, these securities may not provide liquidity to the Company when needed. Currently, there is a very limited market for these securities and further liquidations at this time, if possible, would likely be at a significant discount. If the Company has to liquidate any ARS at this time, it would incur significant losses. The Company currently believes that it has sufficient liquidity for its current needs without selling any ARS and does not currently intend to attempt to further liquidate these securities until market conditions improve. If the Company’s currently available resources are not sufficient for its needs and it is not able to liquidate any ARS on acceptable terms on a timely basis, it could have a significant impact on the Company’s cash flows, financial condition and results of operations.
  Fair Value of Financial Instruments
     The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair values of the long-term debt are estimated using discounted cash flow analyses, based on the Company’s incremental borrowing rates for similar types of borrowing arrangements. Management estimates that the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, long-term debt and certain other assets are not materially different from their fair values.
  Accounts Receivable
     Accounts receivable represents amounts due from patients, third-party payors (principally the Medicare and Medicaid programs), and others for services rendered based on payment arrangements specific to each payor. Approximately 91.8% and 91.0% of the gross accounts receivable as of December 31, 2006 and 2007, respectively, represent amounts due from the Medicare and Medicaid programs. The Company maintains a policy for reserving for uncollectible accounts. The Company calculates the allowance for uncollectible accounts based on a formula tied to the aging of accounts receivable by payor class. The Company may also reserve for specific accounts that are determined to be uncollectible. Accounts are written off when all collection efforts are exhausted.
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
  Goodwill and Other Non-Amortizable Intangible Assets
     Goodwill is the excess of the purchase price over the fair value of identifiable assets acquired. Other non-amortizable intangible assets are comprised of license agreements. Under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets with indefinite lives are not amortized but reviewed for impairment annually (during the fourth quarter) or more frequently if certain indicators arise. Goodwill is reviewed at the reporting unit level, which is defined in SFAS 142 as an operating segment or one level below an operating segment. The Company has defined their reporting units at the operating segment level. The Company determines the fair value of the reporting units using multiples of EBITDA, or earnings before interest, taxes, depreciation and amortization. If the fair value of a reporting unit is less than the carrying value, then an indication of impairment exists. The amount of the impairment would be determined by estimating the fair values of the tangible and intangible assets and liabilities, with the remaining fair value assigned to goodwill. The amount of the impairment would be the difference between the carrying amount of the goodwill and the fair value of the goodwill. No impairment charges have been recorded as of December 31, 2007.
  Net Patient Service Revenue
     Net patient service revenue is reported at the estimated net realizable amounts (exclusive of the provision for uncollectible accounts) from Medicare, Medicaid, commercial insurance and managed care payors, patients and others for services rendered to patients. To determine net patient service revenue, management adjusts gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap contractual adjustments. Net patient service revenue does not include charity care or the Medicaid room and board payments. Net patient service revenue is recognized in the month in which services are delivered. The percentage of net patient service revenue derived under the Medicare and Medicaid programs was 97.1%, 97.1% and 96.9% for the years ended December 31, 2005, 2006 and 2007, respectively.

     The Company is subject to two limitations on Medicare payments for services. With one limitation, if inpatient days of care provided to patients at a hospice exceeds 20% of the total days of hospice care provided for an annual period beginning on November 1st, then payment for days in excess of this limit are paid for at the routine home care rate. None of the Company’s hospice programs exceeded the payment limits on inpatient services for the years ended December 31, 2005, 2006, or 2007.
     With the other limitation, overall payments made by Medicare to the Company on a per hospice program basis are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The Medicare revenue paid to a hospice program from November 1 to October 31 of the following year may not exceed the annual cap amount which is calculated by using the following formula: Number of admissions to the program by patients who are electing to receive their Medicare hospice benefit for the first time multiplied by the Medicare cap amount, which for the November 1, 2006 through October 31, 2007 Medicare cap year is $21,410. The Medicare cap amount is reduced proportionately for patients who transferred in or out of our hospice services. The Medicare cap amount is annually adjusted for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. The Medicare cap amount for the November 1, 2007 through October 31, 2008 cap year has not yet been announced by the Medicare program. The Company currently estimates the Medicare cap amount to be approximately $22,052 for the Medicare cap year ending October 31, 2008.
     The Company accrued a Medicare cap contractual adjustment from continuing operations of $7.2 million, $10.6 million and $5.3 million for the years ended December 31, 2005, 2006 and 2007, respectively. For the year ended December 31, 2006, the accrual includes an adjustment of $3.1 million for the 2005 Medicare cap year. For the year ended December 31, 2007, the accrual includes an adjustment of $0.9 million for the 2006 Medicare cap year.
     The following table shows the amounts accrued and paid for the Medicare cap contractual adjustments for the years ended December 31, 2005, 2006 and 2007, respectively:

	Accrued Medicare Cap Contractual Adjustments
	Year ending December 31,
	2005		2006		2007
	(in thousands)
Beginning balance — accrued Medicare cap contractual adjustments	$2,915		$14,883		$26,679
Medicare cap contractual adjustments	7,182	(1)	10,621	(2)	5,261	(3)
Medicare cap contractual adjustments — discontinued operations	4,786	(4)	5,843	(4)	2,429	(4)
Payments to Medicare fiscal intermediaries	—		(1,983)		(12,687)
Reclassification to accounts payable	—		(2,685	)(5)	—

Ending balance — accrued Medicare cap contractual adjustments	$14,883		$26,679		$21,682

(1)	On August 26, 2005, the Centers for Medicare & Medicaid Services (“CMS”) issued Change Request Transmittal 663 publishing the final Medicare per beneficiary cap amount of $19,778 for the 2005 Medicare cap year ended October 31, 2005 and indicated that the cap amount for the 2004 Medicare cap year ended October 31, 2004 was incorrectly computed. This cap amount was lower than the estimated cap amount that the Company used for 2005 due to CMS’s error in computing the cap amount for the 2004 Medicare cap year. As a result, the 2005 accrued Medicare cap contractual adjustment of $7.2 million includes $1.0 million for the lower 2005 Medicare cap amount and an additional $1.1 million for the 2003 and 2004 Medicare cap years for the estimated impact of the revised cap amounts.

(2)	Includes additional accrual of $3.1 million related to the 2005 Medicare cap year.

(3)	Includes additional accrual of $0.9 million related to the 2006 Medicare cap year.

(4)	Medicare cap contractual adjustments reclassified to discontinued operations are related to all programs that we have discontinued and sold during 2006 and 2007.

(5)	Amounts were reclassified from accrued Medicare cap contractual adjustments to accounts payable in December 2006 and were paid in January 2007 to the Medicare fiscal intermediary.
     The Company will continue to review the adequacy of its accrued estimated Medicare cap contractual adjustments on a quarterly basis. Because of the many variables involved in estimating the Medicare cap contractual there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.
     Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in material compliance with all applicable laws and regulations. Compliance with laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.
  Charity Care
     The Company provides charity care to patients without charge when management of the hospice program determines that the patient does not have the financial capability to pay, which is determined at or near the time of admission. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported as revenue.
     Charity care, based on established charges, amounted to $4.6 million, $4.4 million and $4.7 million for the years ended December 31, 2005, 2006 and 2007, respectively.
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
  Property and Equipment and Other Intangible Assets
     Property and equipment, including improvements to existing facilities, are recorded at cost. Depreciation and amortization are calculated principally using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for major asset categories are three to five years for equipment and computer software, five years for office furniture and twenty years for buildings. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life, generally three to five years. Routine repairs and maintenance are charged to expense as incurred.
     Costs associated with developing computer software for internal use are capitalized under the provisions of Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed for Internal Use” (“SOP 98-1”). Under SOP 98-1, both direct and indirect internal and external costs incurred during the application development stage, excluding training costs, are capitalized.
     Other intangible assets are comprised of licenses, non-compete agreements and capitalized Certificate of Need (“CON”) costs. The non-compete agreements are being amortized based on the terms of their respective agreements. The CON costs are related to CON’s obtained in Florida under the Company’s not-for-profit subsidiary and are being amortized over 20 years. Licenses are not being amortized due to their indefinite lives but are reviewed annually for impairment.
     In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (‘SFAS 144’), when events, circumstances and operating results indicate that the carrying value of certain property, equipment, and other intangible assets might be impaired, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Indicators of potential impairment are typically beyond the control of management. If market conditions become less favorable than those projected by management, impairments may be required. During the year ended December 31, 2007, the Company recorded a loss of $0.2 million for the write-down of a building to its estimated fair value that was expected to be developed as a free standing inpatient facility which was not yet operational. The Company decided not to pursue this inpatient facility and expects to sell this building in the first quarter of 2008.
  Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this method, stock compensation expense was recognized beginning January 1, 2006 for all share-based payments granted prior to, but not yet vested at January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and for all share-based payments granted subsequent to January 1, 2006 at the grant date fair value, using estimated forfeitures. Prior periods were not restated. Stock compensation expense for share-based payments subject to graded vesting is recognized straight line over the vesting period. Also see Note 5 to the Company’s consolidated financial statements.

     Prior to January 1, 2006, the Company accounted for its share-based compensation plans under the recognition and measurement principles of APB 25, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). APB 25 used the intrinsic value method to account for options granted to employees. No share-based compensation expense was recognized in the consolidated statements of operations for the periods prior to 2006, as all unvested options granted had exercise prices equal to the market value of the underlying common stock on the date of grant.
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
     On January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Also see Note 12 to the Company’s consolidated financial statements.
  General and Professional Liability Insurance
     The Company maintains general (occurrence basis) and professional (claims made basis) liability insurance coverage on a company-wide basis with limits of liability of $1.0 million per occurrence and $3.0 million in the aggregate, both with a deductible of $75,000 per occurrence or claim. The Company also maintains workers’ compensation coverage, except in Texas, at the statutory limits and an employer’s liability policy with a $1.0 million limit per accident/employee, with a deductible of $500,000 per occurrence. In Texas the Company does not subscribe to the state workers’ compensation program, instead the Company maintains a separate employer’s excess indemnity coverage in the amount of $5.0 million per accident/employee and voluntary indemnity coverage in the amount of $5.0 million per accident/employee, with a $5.0 million aggregate limit. The Company also maintains a policy insuring hired and non-owned automobiles with a $1.0 million limit of liability and a $250,000 deductible per occurrence. In addition, the Company maintains umbrella coverage with a limit of $20.0 million excess over the general, professional, hired and non-owned automobile and employer’s liability policies. The Company has accrued $2.8 million and $2.2 million for workers’ compensation claims as of December 31, 2006 and 2007, respectively.
  Nursing Home Costs
     For patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, the Company contracts with nursing homes for the nursing homes to provide patients room and board services. The state must pay the

Company, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95% of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. Under the Company’s standard nursing home contracts, the Company pays the nursing home for these room and board services at the Medicaid daily nursing home rate. Nursing home costs are offset by nursing home net revenue, and the net amount is included in direct hospice care expenses. Nursing home costs totaled $76.7 million, $81.6 million and $84.9 million for the years ended December 31, 2005, 2006 and 2007, respectively. Nursing home net revenue totaled $73.6 million, $77.3 million and $80.3 million for the years ended December 31, 2005, 2006 and 2007, respectively. This resulted in net nursing home costs of $3.1 million, $4.3 million and $4.6 million for the years ended December 31, 2005, 2006 and 2007, respectively.
  Advertising Costs
     The Company expenses all advertising costs as incurred, which totaled $0.3 million, $0.6 million and $0.8 million for the years ended December 31, 2005, 2006 and 2007.
  Deferred Rent Liability
     Payments under operating leases are recognized as rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreements is recognized as a deferred rent liability. Rent expense charged to operations exceeded actual rent payments by $1.7 million, $1.8 million and $1.8 million for the years ended December 31, 2005, 2006 and 2007, respectively.
  Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management estimates include an allowance for uncollectible accounts and contractual allowances, accrued compensation, accrued Medicare cap contractual adjustments, accrued nursing home costs, accrued workers’ compensation, accrued patient care costs, accrued income taxes, accrued professional fees, stock-based compensation expense and goodwill and intangible asset impairment. Actual results could differ from those estimates.
  Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board issued statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) which removes leasing transactions from the scope of SFAS 157. FSP 157-1 is effective upon adoption of SFAS 157. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157 (“FSP 157-2”) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually to fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company does not anticipate a material impact from the implementation of SFAS 157 on its financial condition and results of operations.
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for financial statements beginning after November 15, 2007, with early adoption permitted. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains or losses on items for which the fair value option has been elected would be reported in earnings. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company does not anticipate a material impact from the implementation of SFAS 159 on its financial position and results of operations.

     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. While the Company has not yet fully evaluated the impact of SFAS 141R on its financial condition and results of operations, the Company will be required to expense costs related to any future acquisitions beginning January 1, 2009.
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.160 “Noncontrolling Interests in Consolidated Financial Statements” (‘SFAS 160”). SFAS 160 is effective for financial statements beginning after December 15, 2008 with early adoption prohibited. All presentation and disclosure requirements will be applied retrospectively for all periods presented. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, sometimes call minority interest, and for the deconsolidation of a subsidiary. Noncontrolling interest will be reported as a component of equity in the consolidated financial statements. Consolidated net income will be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, with additional disclosures on the face of the statement of operations of the amounts of consolidated net income that are attributable to the parent and the noncontrolling interests. SFAS 160 establishes a change in a parent’s ownership interest in a subsidiary that does not result in deconsolidation are equity transactions. A gain or loss in net income is recognized for changes that result in deconsolidation. The Company has not yet determined the full impact of SFAS 160 on its financial condition and results of operations, but it anticipates reclassification of its minority interests in consolidates subsidiaries in its consolidated balance sheets, consolidated statements of operations and consolidated statements of stockholders’ equity.
2. Acquisition
     On March 6, 2008, the Company completed its acquisition of Scottsdale, Arizona-based VistaCare, Inc. (“VistaCare”) for $8.60 per share, or approximately $147.1 million. The transaction was structured as a two-step acquisition including a cash tender offer for all outstanding shares of VistaCare common stock followed by a cash merger in which the Company acquired any remaining outstanding shares of VistaCare common stock. The transaction will substantially extend the Company’s industry leadership and geographic reach in its markets. The transaction will also create additional visibility that adds value in recruiting and development activities. With the completion of the transaction, the Company has approximately 110 owned or operated locations in 30 states and an average daily census of more than 12,000. The operations of VistaCare will be included in the Company’s results of operations beginning February 29, 2008. For the fiscal year ended September 30, 2007, VistaCare reported annual revenues of approximately $241.0 million. The Company is in the process of obtaining appraisals and valuations on the assets acquired and liabilities assumed.
     The Company funded the purchase price and related transaction costs with a six-year $130 million term loan from General Electric Capital Corporation and the other lenders. See Note 11 to the Company’s consolidated financial statements.
     The Company had paid $0.5 million in transaction costs, which are included in intangible assets in the consolidated balance sheets at of December 31, 2007.
3. Goodwill and Intangible Assets
     Goodwill allocated to the Company’s reportable segments at December 31, 2006 and 2007 is as follows (in thousands):

			South
	Northeast	Southeast	Central	Midwest	Texas	Mountain	West	Total
January 1, 2006	$3,397	$12,298	$17,346	$3,734	$21,775	$31,983	$7,630	$98,163
Acquisitions	—	16	—	—	—	—	—	16

December 31, 2006	3,397	12,314	17,346	3,734	21,775	31,983	7,630	98,179
Acquisition	—	—	—	—	—	—	—	—

December 31, 2007	$3,397	$12,314	$17,346	$3,734	$21,775	$31,983	$7,630	$98,179

     The Company’s total cumulative amortizable goodwill for tax purposes was $85.8 million and $84.1 million as of December 31, 2006 and 2007, respectively. The goodwill expected to be deductible for tax purposes is $5.7 million and $5.6 million for the tax years ended December 31, 2006 and 2007, respectively.

     Other indefinite lived intangible assets are comprised of license agreements, which totaled $2.3 million as of December 31, 2006 and 2007, and are included in intangibles in the accompanying consolidated balance sheets. The Company does not believe there is any indication that the carrying value of the license agreements exceeds its fair value.
     Intangible assets subject to amortization related to non-compete agreements are being amortized based on the terms of their respective agreements and totaled $0.3 million and $0.3 million (net of accumulated amortization of $2.0 million and $1.9 million) as of December 31, 2006 and 2007, respectively, and are included in intangibles in the accompanying consolidated balance sheets. Amortization expense of the assets that still require amortization under SFAS 142 was $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2005, 2006 and 2007, respectively. Amortization expense relating to these intangible assets will be approximately $0.1 million in 2008.
     Intangible assets subject to amortization related to CON costs totaled $2.1 million and $0.7 million (net of amortization) as of December 31, 2006 and 2007, respectively, and are included in intangibles, net of accumulated amortization in the accompanying balance sheet. During the fourth quarter of 2007, additional information arising from a CON trial that occurred in December 2007 and other developments during the fourth quarter of 2007 related to several pending CON applications caused the Company, along with the Company’s counsel, to reassess the probability that the Company would prevail in the Company’s pending CON applications. Based on the Company’s reassessment of the Company’s pending CON applications, the Company determined that the capitalized application costs related to these pending CON applications no longer had any future value. An impairment charge of approximately $2.3 million was recorded in the fourth quarter 2007 to reduce the value of the pending CON application costs. An additional charge of $0.8 million was recorded in the third quarter of 2007. The remaining CON costs pertaining to licenses received are amortized over a 20 year life.
     Intangible assets subject to amortization for deferred costs related to the Expired Credit Agreement and the 2007 Credit Agreement described in Note 11 are being amortized over the terms of the respective credit agreements. The deferred costs totaled $41,000 and $0.3 million (net of accumulated amortization) as of December 31, 2006 and 2007, respectively, and are included in intangibles in the accompanying consolidated balance sheets.
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
     On August 11, 2005, the Company announced the adoption of another open market stock repurchase program to repurchase up to $20.0 million of the Company’s common stock over a twelve-month period. The timing and the amount of any repurchase of shares during the twelve-month period was determined by management based on its evaluation of market conditions and other factors. The Company completed this stock repurchase program in August 2006 and repurchased an aggregate of 973,332 shares of the Company’s common stock at a total cost of $16.8 million (average cost of $17.30 per share). The stock repurchases were funded out of working capital.
     On November 21, 2006, the Company announced the adoption of a new open market stock repurchase program to repurchase up to $10.0 million of the Company’s common stock over a twelve-month period. The timing and the amount of any repurchase of shares during the twelve-month period was determined by management based on its evaluation of market conditions and other factors. The Company completed this stock repurchase program in May 2007 and repurchased an aggregate of 801,683 shares of the Company’s common stock at a total cost of $10.0 million (average cost of $12.47 per share). Of this amount, 59,477 shares for approximately $0.8 million was repurchased in 2007. The stock repurchases were funded out of working capital.
     On May 4, 2007, the Company announced the adoption of a stock repurchase program to repurchase up to $50.0 million of the Company’s common stock over the twelve month period beginning on May 4, 2007 either in the open market or through privately negotiated transactions, subject to market conditions and other factors. The repurchased shares will be added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. The stock has been and will continue to be repurchased utilizing working capital and borrowings under the Company’s revolving line of credit. As of December 31, 2007, the Company repurchased 1,056,623 shares of its common stock for approximately $13.1 million (average cost of $12.42 per share). The Company is entitled to repurchase up to an additional $36.9 million under its stock repurchase program; however, the terms of its credit agreement currently restrict the Company’s ability to repurchase any additional stock until its leverage ratio reaches a certain level, which is not expected to be reached within the next twelve months.
5. Stock Options and Restricted Stock Awards
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
     At December 31, 2007, there were 47,964 and 3,205,040 options outstanding under the Stock Option Plan and the Compensation Plan, respectively, with exercise prices ranging from $1.38 to $30.64 per share. Most options granted have five to ten year terms and vest ratably over a four or five year term, with the exception of certain options that the Company accelerated the vesting.
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
     At December 31, 2007, there were 206,788 restricted stock awards outstanding under the Compensation Plan that are described in more detail below.
     In November 2004, the Company issued grants related to 175,000 restricted stock awards to certain executive officers for $2.1 million, which represents the fair value of the awards based on the fair market value of the common stock of $12.10 per share on the date of grant, which was November 18, 2004. This amount is being recognized as stock-based compensation on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For each of the years ended December 31, 2005, 2006 and 2007, the Company recorded stock-based compensation of $0.5 million related to these restricted stock awards. As of December 31, 2007, there are 36,250 restricted stock awards outstanding related to the November 2004 grants.
     In October 2005, the Company issued grants related to 84,000 restricted stock awards to certain employees for $1.4 million, which represents the fair value of the awards based on the fair market value of the common stock of $16.60 per share on the date of grant, which was October 4, 2005. This amount is being recognized as stock-based compensation on a straight-line basis over the three-year period following the date of grant, which is based on the three-year vesting schedule applicable to the grant. For the years ended December 31, 2005, 2006 and 2007, the Company recorded $0.1 million, $0.4 million and $0.3 million, respectively, in stock-based compensation expense related to these restricted stock awards. As of December 31, 2007, there were 66,000 restricted stock awards outstanding related to the October 2005 grants.
     In December 2006, the Company issued grants related to 118,130 restricted stock awards to certain employees for $1.5 million, which represents the fair value of the awards based on the fair market value of the common stock of $12.88 per share on the date of grant, which was December 20, 2006. This amount is being recognized as stock-based compensation on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For the years ended December 31, 2006 and 2007, the Company recorded $11,000 and $0.3 million, respectively, in stock-based compensation expense related to these restricted stock awards. As of December 31, 2007, there were 76,538 restricted stock awards outstanding related to the December 2006 grants.
     On December 20, 2006, the Company granted 88,129 incentive-based restricted stock units (“RSUs”) to certain employees. The vesting of the incentive-based RSUs is dependent upon the Company attaining a specified earnings per share (“EPS”) target for calendar year 2007. The total number of incentive-based RSUs that will be eligible for each award recipient is dependent on the EPS level actually attained by the Company for 2007. If the actual EPS that the Company attains is within any of the EPS ranges specified in the award, the total number of incentive-based RSUs that will be earned and eligible for vesting will be prorated to account for the interim level of EPS. Provided the award recipient remains an employee continuously from the date of grant through the applicable vesting date, 25% of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, will vest on the date the Committee of the Board of the Directors of the Company certifies that the EPS target for 2007 has been met. The remaining 75% of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, will vest in three equal annual installments beginning on December 20, 2008. The Company determined it was not probable the incentive-based RSUs would be earned and eligible to vest based on the specified EPS target and no stock-based compensation expense has been recognized.
     In May 2007, the Company issued grants related to 28,000 restricted stock awards to its non-employee Board of Directors for $0.4 million, which represents the fair value of the awards based on the fair market value of the common stock of $12.70 per share on the date of grant, which was May 4, 2007. This amount is being recognized as stock-based compensation on a straight-line basis over the one-year period following the date of grant, which is based on the one-year vesting schedule applicable to the grant. For the year ended December 31, 2007, the Company recorded $0.2 million in stock-based compensation expense related to these restricted stock awards. As of December 31, 2007, there were 28,000 restricted stock awards outstanding related to the May 2007 grants.
     There were 1,416,293, 1,080,007 and 1,466,883 shares available for issuance under the Compensation Plan as of December 31, 2005, 2006 and 2007, respectively.
     The Company recorded $0.7 million, $5.6 million and $3.8 million in stock-based compensation expense for the years ended December 31, 2005, 2006 and 2007, respectively, for awards under the Compensation Plan. The tax benefit on stock-based compensation expense was $0.3 million, $2.2 million and $1.5 million for the years ended December 31, 2005, 2006 and 2007, respectively.

     The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based compensation.

Year Ended
December 31,
2005
Income from continuing operations, as reported	$18,750
Add: Stock-based employee compensation expense recorded, net of tax	421
Deduct: Fair value stock-based employee compensation expense, net of tax	(8,897)

Pro forma income from continuing operations	$10,274

Net income, as reported	$18,556
Add: Stock-based employee compensation expense recorded, net of tax	421
Deduct: Fair value stock-based employee compensation expense, net of tax	(8,897)

Pro forma net income	$10,080

Earnings per share:
Basic income per share:
Income from continuing operations per share — as reported	$0.55
Add: Stock-based employee compensation expense recorded, net of tax	0.01
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.26)

Pro forma income from continuing operations per share	$0.30

Net income per share — as reported	$0.54
Add: Stock-based employee compensation expense recorded, net of tax	0.01
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.26)

Pro forma net income per share	$0.29

Diluted income per share:
Income from continuing operations per share — as reported	$0.54
Add: Stock-based employee compensation expense recorded, net of tax	0.01
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.25)

Pro forma income from continuing operations per share	$0.30

Net income per share — as reported	$0.53
Add: Stock-based employee compensation expense recorded, net of tax	0.01
Deduct: Fair value stock-based employee compensation expense, net of tax	(0.25)

Pro forma net income per share	$0.29

     The deemed fair value for options was estimated at the date of grant using the Black-Scholes Model, which considers volatility. The following table illustrates the weighted average assumptions for the years ended December 31:

	2005	2006	2007
Risk-free interest rate	4.26%	4.58%	4.57%
Expected life	5 years	5 years	5 years
Expected volatility	0.347	0.376	0.496
Expected dividend yield	—	—	—
     A summary of stock option activity under the Company’s stock compensation plans at December 31, 2007 is presented below:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual	Aggregate
		Average	Term	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding at January 1, 2007	3,852,720	$16.79
Granted	333,800	$10.63
Exercised	(182,114)	$3.51
Cancelled	(751,402)	$18.98

Outstanding at December 31, 2007	3,253,004	$16.38	6.80	$1,367,673

Exercisable at December 31, 2007	2,262,863	$17.48	6.07	$1,076,347

     The weighted average deemed fair value of the options granted was $6.05, $6.70 and $5.14 for the years ended December 31, 2005, 2006 and 2007, respectively. The total aggregate intrinsic value of options exercised was $4.4 million, $2.9 million and $1.7 million during the years ended December 31, 2005, 2006 and 2007, respectively. The total fair value of shares that vested during the year ended December 31, 2007 was $3.6 million.
     A summary of the Company’s non-vested shares including restricted shares at December 31, 2007 is presented below:

	Compensation Plan
		Weighted-
		Average
		Grant-Date
	Shares	FairValue
Non-vested at January 1, 2007	1,879,327	$7.46
Granted	361,800	$5.72
Vested	(514,094)	$7.01
Cancelled	(530,104)	$7.26

Non-vested at December 31, 2007	1,196,929	$7.21

     As of December 31, 2007, there was $8.5 million (pretax) of total unrecognized stock-based compensation expense related to the Company’s non-vested stock-based compensation plans which is expected to be recognized over a weighted-average period of 2.3 years.
     Cash received from option exercises under stock-based payment arrangements during the year ended December 31, 2007 was $0.6 million.
     In February 2008, the Committee approved, for certain executive officers, the exchange of selected “underwater” stock options for restricted stock. The Committee was concerned that the underwater stock options provided little or no financial or retention incentives to the executive officers. The Committee believes that the exchange of the underwater stock options for the restricted stock adequately addresses those concerns. Stock option awards of 685,000 shares, with a weighted average exercise price of $17.35, were exchanged for 126,146 shares of restricted stock. Of the stock option awards exchanged, 287,500 shares were unvested. The shares of restricted stock had a fair value of $8.72 per share and will vest ratably over a three year period beginning February 12, 2009. The Company does not anticipate a material change to our share-based compensation expense from the exchange.
6. Net Income Per Common Share
     The following table presents the calculation of basic and diluted net income per common share:

	Year Ended December 31,
	2005	2006	2007
	(In thousands, except per share amounts)
Numerator:
Numerator for net income per share —
Income from continuing operations	$18,750	$21,372	$13,658

Income (loss) from discontinued operations	$(194)	$(1,643)	$(1,547)

Net income	$18,556	$19,729	$12,111

Denominator:
Denominator for basic net income per share — weighted average shares	34,384	34,145	33,029
Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	522	382	157
Series B Preferred Stock Warrants convertible to common stock	29	2	2

Denominator for diluted net income per share — adjusted weighted average shares and assumed or actual conversions	34,935	34,529	33,188

Income (loss) per common share:
Basic:
Continuing operations	$0.55	$0.63	$0.41

Discontinued operations	$(0.01)	$(0.05)	$(0.04)

Net income	$0.54	$0.58	$0.37

Diluted:
Continuing operations	$0.54	$0.62	$0.41

Discontinued operations	$(0.01)	$(0.05)	$(0.05)

Net income	$0.53	$0.57	$0.36

     For the years ended December 31, 2005, 2006 and 2007, options outstanding of 2,730,378, 2,715,685 and 3,014,219, respectively, were not included in the computation of diluted earnings per share because either the exercise prices of the options were greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares, and thus the inclusion would have been antidilutive.
7. Discontinued Operations
     During the second quarter of 2006, the Company decided to sell its Salt Lake City, Utah hospice program (“SLC”), located in the Mountain region based on an ongoing strategic review of its hospice programs. The sale of SLC was completed in July 2006. Certain assets such as furniture/fixtures, equipment, computer hardware, leasehold improvements, prepaid expenses, office lease deposit and licenses were sold to the purchaser. Except for obligations under certain assumed contracts, no other liabilities were assumed by the purchaser. The Company recognized a loss of $0.2 million related to the sale of the program during the second quarter of 2006.
     On January 29, 2007, the Company announced that it would exit the Tulsa, Oklahoma hospice market which is located in the Company’s Central region and on February 22, 2007, the Company sold its Tulsa hospice program. As part of the sale, the purchaser assumed the office lease and purchased certain assets such as furniture/fixtures, equipment, deposits and licenses. The Company recognized a loss of $0.1 million related to the sale of the program during the first quarter of 2007.
     As part of the Company’s ongoing strategic review of its hospice programs, the Company decided in the second quarter of 2007 to sell its Valdosta, Georgia; Columbia, South Carolina; St. George, Utah; Rockford, Illinois; and Allentown, Pennsylvania hospice programs and the Huntsville, Alabama alternate delivery site (“ADS”). The Company completed the sale of its Valdosta and Columbia programs which are located in the Southeast region on June 16, 2007 and recognized a pretax loss of $0.1 million in the second quarter on the sale of the programs. The Company completed the sale of its Huntsville ADS and its St. George and Allentown programs during the third quarter of 2007 and recognized a pretax loss of $44,000 in the third quarter for the disposition of the programs. The Company completed the sale of the Rockford program during the fourth quarter of 2007 and recognized a pretax gain of $0.1 million in the fourth quarter on the sale of the Rockford program.
     As part of the Company’s ongoing strategic review of its hospice programs, the Company decided in the fourth quarter of 2007 to sell its Odessa, Texas; Big Spring, Texas; Cincinnati, Ohio; and Wichita, Kansas hospice programs. The Company completed the sale of the Odessa and Big Spring programs which are located in the Mountain region on January 1, 2008 and recognized a pretax loss of $17,000 during the fourth quarter of 2007 related to the sale of the Odessa and Big Spring programs. The Company completed the sale of the Cincinnati and Wichita programs during the first quarter of 2008 and no material amounts were recorded as a result.
     During the years ended December 31, 2005, 2006 and 2007, the Company recorded a charge of approximately $0.2 million, $1.6 million and $1.5 million, respectively, net of taxes, or $0.01, $0.05 and $0.05 per diluted share, respectively, which represents the operating losses and loss on disposals for discontinued operations. These charges are included in discontinued operations for the respective periods.
     The assets of these entities included in discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations.” The carrying amounts of these assets were as follows:

	As of	As of
	December 31,	December 31,
	2006	2007
	(In thousands)	(In thousands)
Prepaid expenses and other current assets	$105	$32
Property and equipment, net of accumulated depreciation	532	154
Medicare licenses	226	40

Total assets of discontinued operations	$863	$226

     Net revenue and losses for these entities and the write-down of assets sold were included in the consolidated statement of operations as “Income (loss) from discontinued operations, net of income taxes,” for all periods presented. The amounts are as follows:

	Year Ended December 31,
	2005	2006	2007
	(In thousands, except per share amounts)
Net patient service revenue	$27,131	$25,359	$16,126

Pre-tax loss from operations	$(334)	$(2,231)	$(2,447)
Benefit for income taxes	140	752	816

Loss from discontinued operations	$(194)	$(1,479)	$(1,631)
Write-down of certain assets to be sold, net of income taxes	—	(164)	84

Loss from discontinued operations, net of income taxes	$(194)	$(1,643)	$(1,547)

8. Allowance for Uncollectible Accounts
     The allowance for uncollectible accounts for patient accounts receivable is as follows:

	Balance at	Provision for	Write-Offs,	Balance at
	Beginning of	Uncollectible	Net of	End of
	Year	Accounts	Recoveries	Year
	(In thousands)
Year ended December 31, 2005	$3,862	$4,142	$(5,975)	$2,029
Year ended December 31, 2006	$2,029	$4,117	$(3,645)	$2,501
Year ended December 31, 2007	$2,501	$5,493	$(3,631)	$4,363
9. Property and Equipment
     Property and equipment is as follows:

	December 31,
	2006	2007
	(In thousands)
Office furniture	$5,690	$7,203
Computer hardware	5,360	6,160
Computer software	10,429	11,384
Equipment	1,510	2,225
Motor vehicles	409	409
Land	1,516	1,521
Buildings	1,345	7,206
Leasehold improvements	7,872	9,390
Construction in progress	2,067	—

	36,198	45,498
Less accumulated depreciation and amortization	15,849	21,190

	$20,349	$24,308

     The Company has $6.1 million and $5.2 million in unamortized computer software costs as of December 31, 2006 and 2007, respectively. The Company recorded depreciation expense related to amortization of computer software costs of $1.0 million, $1.7 million and $1.8 million for the years ended December 31, 2005, 2006 and 2007, respectively. The Company expensed approximately $0.7 million and $1.8 million in maintenance and training costs related to the new billing system for the years ended December 31, 2006 and 2007, respectively.

10. Other Accrued Expenses
     Other accrued expenses are as follows:

	December 31,
	2006	2007
	(In thousands)
Workers’ compensation	$2,846	$2,182
Inpatient	3,956	5,020
Rent	1,667	1,649
Pharmacy	1,052	333
Medical supplies and durable medical equipment	1,582	1,677
Property taxes	345	340
Medical director fees	234	487
Professional fees	1,135	962
New billing system and computer software	3,006	2,646
Other	574	2,149

	$16,397	$17,445

11. Line of Credit and Long-Term Debt
     Line of credit and long-term debt consists of the following:

	December 31,
	2006	2007
	(In thousands)
Leasehold improvement loans due between 2005 and 2008; interest at 6.50% and 10.37%	$3	$1
Less current maturities	2	1

	$1	$—

     On May 14, 2004, the Company entered into a credit agreement with General Electric Capital Corporation (as amended on November 1, 2004, February 22, 2006, September 29, 2006 and October 19, 2006, the “Expired Credit Agreement”) that provided the Company with a $20.0 million revolving line of credit, subject to three separate $10.0 million increase options, which expired May 14, 2007.
     On May 24, 2007, the Company and certain of its subsidiaries entered into an amended and restated credit agreement (the “2007 Credit Agreement”) with General Electric Capital Corporation that provides the Company and such subsidiaries with a $40 million revolving line of credit, subject to a $10 million increase option. The revolving line of credit was available to be used, if necessary, to fund future acquisitions, stock repurchases, working capital requirements, capital expenditures, and general corporate purposes. The revolving line of credit was scheduled to expire on May 24, 2009, but has been replaced by the new revolving line of credit described below. The revolving line of credit had an unused facility fee of 0.25% per annum. No amounts were drawn on the revolving line of credit as of December 31, 2007. The revolving line of credit was secured by substantially all of the Company’s and its subsidiaries’ existing and after-acquired personal property. The Company and its subsidiaries were subject to affirmative and negative covenants under the 2007 Credit Agreement, including financial covenants consisting of a maximum leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2007, management believes the Company and its subsidiaries were in compliance with all covenants under the 2007 Credit Agreement.
     In connection with the execution of the 2007 Credit Agreement, the Company incurred $0.4 million of loan costs which are being amortized over the life of the 2007 Credit Agreement.
     In connection with the Company’s acquisition of VistaCare, it entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) on February 28, 2008 with General Electric Capital Corporation and certain other lenders that provides the Company with a $130 million term loan (the “Term Loan”) and a $30 million revolving line of credit. The Term Loan was used to pay a portion of the purchase price and costs incurred with respect to the acquisition of VistaCare, to repay all amounts owing under certain indebtedness of VistaCare and to pay certain fees and expenses incurred in connection with the Credit Agreement and the acquisition of VistaCare. The revolving line of credit will be used to fund future acquisitions, working capital, capital expenditures, and general corporate purposes. Borrowings under the Term Loan bear interest at an applicable margin above an Index Rate (based on the higher of the prime rate or 50 basis points over the federal funds rate) or above LIBOR. Borrowings outstanding under the revolving line of credit will bear interest at an applicable margin above LIBOR or the Index Rate. As of February 28, 2008, both the applicable term loan margin and the applicable revolver margin for LIBOR loans was 3.00% and for Index Rate loans was 2.00% and, based on the Company’s leverage ratio, each may increase up to 3.25% for LIBOR loans and up to 2.25% for Index Rate loans.
          The final installment of the Term Loan will be due 72 months after February 28, 2008 and the revolving line of credit will expire 60 months from February 28, 2008. The revolving line of credit has an unused facility fee of 0.25% per annum. In connection with the acquisition of VistaCare, all of the subsidiaries of VistaCare (together with the Company, and certain of the Company’s subsidiaries, including VistaCare the “Odyssey Obligors”) have become guarantors of the obligations under the Credit Agreement and have granted security interests in substantially all of their existing and after-acquired personal property. The Term Loan and the revolving line of credit are secured by substantially all of the Odyssey Obligors’ existing and after-acquired personal property, including the stock of certain subsidiaries not party to the Credit Agreement. The Odyssey Obligors are subject to affirmative and negative covenants under the Credit Agreement, including financial covenants consisting of a maximum leverage ratio and a minimum fixed charge coverage ratio.
     In connection with the execution of the Credit Agreement, the Company incurred $4.0 million of loan costs which will be amortized over the life of the Credit Agreement.
12. Income Taxes
     Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2006	2007
	(In thousands)
Deferred tax assets:
Accounts receivable	$(1,902)	$(661)
Insurance	(434)	(306)
Accrued compensation	1,018	1,188
Workers’ compensation	1,089	1,082
Other	229	97

	—	1,400
Deferred tax liabilities:
Deferred compensation	1,805	2,951
Government settlement	(1,530)	—
Amortizable and depreciable assets	(14,123)	(17,425)
Other	(81)	433

	(13,929)	(14,041)

Net deferred tax liabilities	$(13,929)	$(12,641)

     The components of the Company’s income tax expense are as follows:

	Year Ended December 31,
	2005	2006	2007
	(In thousands)
Current:
Federal	$13,159	$5,683	$5,245
State	1,596	636	1,067

	14,755	6,319	6,312
Deferred:
Federal	(1,238)	4,748	466
State	(179)	592	52

	(1,417)	5,340	518

	$13,338	$11,659	$6,830

     The reconciliation of income tax expense computed at the federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,
	2005		2006		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tax at federal statutory rate	$11,231	35%	$11,561	35%	$7,171	35%
State income tax, net of federal benefit	1,284	4	661	2	727	4
Non-deductible portion of government settlement	1,400	4	—	—	—	—
Municipal interest income not included in taxable income	(381)	(1)	(777)	(2)	(739)	(4)
Income tax credits	—	—	(130)	(1)	(313)	(2)
Other non-deductible expenses and other	(196)	—	344	1	(16)	—

	$13,338	42%	$11,659	35%	$6,830	33%

     As a result of the application of the provisions of FIN 48, the Company recorded an adjustment of $0.4 million to its opening balance of retained earnings and reclassified $1.3 million from deferred tax liabilities to other liabilities for uncertain tax positions. If these liabilities are settled favorably, it would impact the Company’s effective tax rate. The only periods still subject to audit for the Company’s federal tax return are the 2003 through 2006 tax years. The Company will classify interest and penalties in the provision for income taxes. The Company has recorded an accrual of $0.2 million for interest in the provision for income taxes during the year ended December 31, 2007.
     The activity of the liability for uncertain tax positions is as follows (in millions):

Balance January 1, 2007	$1.3
Accrual of interest	0.2
Settlement payment	(0.1)
Reduction for lapse of statutes of limitations	(0.1)

Balance December 31, 2007	$1.3

     The Company does not expect a significant increase or decrease to the liability for uncertain tax positions over the next twelve months.
13. Retirement Plan
     The Company sponsors a 401(k) plan, which is available to substantially all employees after meeting certain eligibility requirements. The plan provides for contributions by the employees based on a percentage of their income. The Company at its discretion may make contributions. Matching contributions totaled $0.7 million, $0.8 million and $0.9 million for the years ended December 31, 2005, 2006 and 2007, respectively.

14. Commitments and Contingencies
  Leases
     The Company leases office space and equipment at its various locations. Most of the Company’s lease terms have escalation clauses and renewal options, typically, equal to the original lease term. Total rental expense was approximately $10.7 million, $12.5 million and $14.0 million for the years ended December 31, 2005, 2006 and 2007, respectively.
     Future minimum rental commitments under noncancelable operating leases for the years subsequent to December 31, 2007, are as follows (in thousands):

2008	$12,980
2009	10,187
2010	8,474
2011	7,070
2012	5,104
Thereafter	8,622

$52,437

  Contingencies and Government Settlement
     On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action for the benefit of the Company, as nominal defendant, against the former Chief Executive Officers, former Chief Financial Officer and former Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs of the Company and seven of the current members of the board of directors of the Company and two former members of the board of directors of the Company. The petition alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, members of the board of directors and two former members of the board of directors. The petition sought unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages were sought from the Company. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of the Company, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and was consolidated with the above lawsuit filed by Mr. Connolly. On July 28, 2006, plaintiffs filed a third amended consolidated petition making substantially similar claims as those in the original petition. The individual defendants and the Company filed a motion to dismiss and/or special exceptions on August 15, 2006. On September 28, 2006, the Court granted the individual defendants’ and the Company’s special exceptions and on October 3, 2006, entered a final order of dismissal without prejudice. On November 2, 2006, plaintiffs filed a Notice of Appeal to appeal the Court’s decision to dismiss the petition to the Court of Appeals for the Fifth District of Texas at Dallas. The briefing on the appeal was completed on July 5, 2007, and oral argument was completed on November 27, 2007. While the Company cannot predict the outcome of the matter, it believes the claims are without merit. If any of these claims are successfully asserted against the defendants, there could be a material adverse effect on the Company due to the indemnification provisions found in the Delaware General Corporation Law, the Company’s certificate of incorporation and indemnification agreements entered into between the Company and each of the individual defendants.
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
     On February 14, 2008 the Company received a letter from the Texas Attorney General’s office notifying the Company that it is conducting an investigation concerning Medicaid hospice services provided by Odyssey and requesting approximately 50 medical records of patients served by the Company’s programs in the State of Texas. Based on the early stage of this investigation and limited information that the Company has at this time it cannot predict the outcome of this investigation, the Texas Attorney General’s views of the issues being investigated, any actions that the Texas Attorney General may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources. The Company believes that it is in material compliance with the rules and regulations applicable to the Texas Medicaid hospice program.
          From time to time, the Company may be involved in other litigation matters relating to claims that arise in the ordinary course of its business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to the Company, the Company does not believe that the resolution of these other litigation matters to which the Company is currently a party will have a material adverse effect on the Company. As of December 31, 2007, the Company has accrued approximately $0.3 million related to the other litigation matters.
15. Segment Reporting
     The Company currently evaluates performance and allocates resources by regions primarily on the basis of cost per day of care and income from continuing operations. The hospice programs that are included in each region were changed in 2007, but regions are presented for all periods here in a comparative format. The distribution by regions of the Company’s net patient service revenue, direct hospice care expenses, income (loss) from continuing operations before other income (expense) (which is used by management for operating performance review), average daily census and assets by geographic location are summarized in the following tables (amounts have been reclassified for discontinuing operations):

	Year Ended December 31,
	2005	2006	2007
	(In thousands)
Net patient service revenue:
Northeast	$28,796	$36,935	$46,446
Southeast	55,193	63,625	68,005
South Central	39,585	42,476	44,121
Midwest	44,876	51,618	51,433
Texas	51,155	59,786	63,074
Mountain	77,413	74,529	71,835
West	58,774	60,587	60,819
Corporate	(1,275)	(4,575)	(861)

	$354,517	$384,981	$404,872

Direct hospice care expenses:
Northeast	$16,749	$21,394	$25,714
Southeast	30,662	39,072	43,445
South Central	23,553	26,514	29,418
Midwest	22,931	27,692	29,585
Texas	30,486	37,259	40,080
Mountain	42,742	41,441	40,311
West	30,757	33,814	31,712
Corporate	—	—	(128)

	$197,880	$227,186	$240,137

Income (loss) from continuing operations before other income (expense):
Northeast	$3,920	$5,833	$9,935
Southeast	13,083	10,842	8,680
South Central	6,257	5,573	2,696
Midwest	12,346	13,969	9,938
Texas	9,973	9,022	6,943
Mountain	20,602	18,514	15,784
West	17,188	13,620	14,563
Corporate	(52,424)	(46,731)	(50,338)

	$30,945	$30,642	$18,201

	Year Ended December 31,
	2005	2006	2007
Average Daily Census:
Northeast	595	744	926
Southeast	1,231	1,411	1,418
South Central	882	917	897
Midwest	941	1,009	1,011
Texas	1,101	1,199	1,236
Mountain	1,529	1,396	1,309
West	1,033	1,024	993

	7,312	7,700	7,790

	Year Ended December 31,
	2006	2007
	(In thousands)
Total Assets:
Northeast	$9,321	$13,597
Southeast	24,284	27,110
South Central	29,453	33,079
Midwest	14,003	18,469
Texas	37,492	39,527
Mountain	45,990	46,491
West	19,357	21,236
Corporate	90,086	75,700

	$269,986	$275,209

16. Unaudited Quarterly Financial Information
     The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein:

	2007 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total net revenues	$98,158	$101,157	$101,808	$103,749
Net income	$3,655	$4,178	$3,061	$1,217	(a)
Net income per share — Basic	$0.11	$0.13	$0.09	$0.04
Net income per share — Diluted	$0.11	$0.12	$0.09	$0.04
Weighted average shares outstanding — Basic	33,540	33,276	32,732	32,584
Weighted average shares outstanding — Diluted	33,736	33,466	32,891	32,733

	2006 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total net revenues	$96,269	$98,068	$96,955	$93,689	(b)
Net income (loss)	$5,837	$6,493	$5,613	$1,786
Net income (loss) per share — Basic	$0.17	$0.19	$0.16	$0.05
Net income (loss) per share — Diluted	$0.17	$0.19	$0.16	$0.05
Weighted average shares outstanding — Basic	34,299	34,202	34,120	33,964
Weighted average shares outstanding — Diluted	34,844	34,676	34,589	34,273

(a)	Net income for the fourth quarter 2007 was reduced as a result of a $2.3 million write-off of capitalized certificate of need application costs.

(b)	Net revenue for the fourth quarter 2006 was reduced as a result of a $3.1 million additional accrual for Medicare cap contractual adjustments.