Form 10-Q
period 2008-03-31
ODYSSEY HEALTHCARE INC
filed 2008-05-12
CIK 1129623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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
Yes ☐ No ☑
     The number of outstanding shares of the issuer’s common stock as of May 9, 2008 was as follows: 32,745,611 shares of Common Stock, $0.001 par value per share.

FORM 10-Q
ODYSSEY HEALTHCARE, INC.
FOR THE QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2007	2008
	(in thousands, except
	share and per share
	amounts)
	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,386	$31,706
Short-term investments	49,793	8,421
Accounts receivable from patient services, net of allowance for uncollectible accounts of $4,363 and $5,333 at December 31, 2007 and March 31, 2008, respectively	77,433	116,194
Income taxes receivable	1,968	3,809
Deferred tax asset	1,400	4,258
Prepaid expenses and other current assets	5,414	10,429
Assets of discontinued operations	2,830	2,184

Total current assets	151,224	177,001
Property and equipment, net of accumulated depreciation	21,757	28,673
Long-term investments	—	32,600
Goodwill	98,179	208,477
Intangibles, net of accumulated amortization	4,049	7,254
Other assets	—	2,697

Total assets	$275,209	$456,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,109	$7,005
Accrued compensation	16,797	32,865
Accrued nursing home costs	14,146	19,159
Accrued Medicare cap contractual adjustments	21,682	29,464
Other accrued expenses	17,445	37,835
Current maturities of long-term debt	1	6,501

Total current liabilities	76,180	132,829
Long-term debt, less current maturities	—	123,500
Deferred tax liability	14,041	11,106
Other liabilities	1,256	3,093
Minority interests in consolidated subsidiaries	895	862
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares — 75,000,000
Issued and outstanding shares — 38,063,439 and 38,092,683 at December 31, 2007 and March 31, 2008, respectively	38	38
Additional paid-in capital	113,339	114,607
Retained earnings	139,414	140,946
Accumulated other comprehensive loss	—	(325)
Treasury stock, at cost, 5,347,072 shares held at December 31, 2007 and March 31, 2008	(69,954)	(69,954)

Total stockholders’ equity	182,837	185,312

Total liabilities and stockholders’ equity	$275,209	$456,702

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months
	Ended March 31,
	2007	2008
	(in thousands, except per
	share amounts)
	(unaudited)
Net patient service revenue	$96,640	$123,336
Operating expenses:
Direct hospice care	57,165	72,894
General and administrative — hospice care	20,458	26,420
General and administrative – support center (inclusive of stock-based compensation of $1,170 and $1,022 for the three months ended March 31, 2007 and 2008, respectively)	10,626	13,925
Provision for uncollectible accounts	575	2,262
Depreciation	1,335	1,665
Amortization	59	65

	90,218	117,231

Income from continuing operations before other income (expense)	6,422	6,105
Other income (expense):
Interest income	640	650
Interest expense	(48)	(1,227)
Other expense	—	(13)
Minority interest in loss of consolidated subsidiaries	—	33

	592	(557)

Income from continuing operations before provision for income taxes	7,014	5,548
Provision for income taxes	2,533	2,001

Income from continuing operations	4,481	3,547
Loss from discontinued operations, net of income taxes	(826)	(2,015)

Net income	$3,655	$1,532

Income (loss) per common share:
Basic:
Continuing operations	$0.13	$0.11
Discontinued operations	$(0.02)	$(0.06)

Net income	$0.11	$0.05

Diluted:
Continuing operations	$0.13	$0.11
Discontinued operations	$(0.02)	$(0.06)

Net income	$0.11	$0.05

Weighted average shares outstanding:
Basic	33,540	32,639
Diluted	33,736	32,802
The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2008
	(in thousands)
	(unaudited)
Operating Activities
Net income	$3,655	$1,532
Adjustments to reconcile net income to net cash provided by operating activities and discontinued operations:
Loss from discontinued operations, net of income taxes	826	2,015
Depreciation and amortization	1,394	1,730
Minority interest in income of subsidiaries	—	(33)
Amortization of debt issue costs	27	341
Stock-based compensation	1,170	1,022
Deferred tax expense (benefit)	(259)	1,121
Tax benefit realized for stock option exercises	(109)	(16)
Provision for uncollectible accounts	575	2,262
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(5,886)	6
Other current assets	5,040	(1,164)
Accounts payable, accrued nursing home costs, accrued Medicare cap contractual adjustments and other accrued expenses	(4,888)	1,565

Net cash provided by operating activities and discontinued operations	1,545	10,381
Investing Activities
Cash paid for acquisitions, net of cash acquired, and procurement of licenses	(927)	(124,228)
Cash received from the sale of a hospice program	7	160
Decrease in investments	9,271	8,272
Purchases of property and equipment	(2,871)	(1,479)

Net cash (used in) provided by investing activities	5,480	(117,275)
Financing Activities
Proceeds from issuance of common stock	421	246
Tax benefit realized for stock option exercises	109	16
Payments of debt issue costs	(9)	(4,048)
Proceeds on issuance of debt	—	130,000
Payments on debt	(1)	—

Net cash provided by financing activities	520	126,214

Net increase in cash and cash equivalents	7,545	19,320
Cash and cash equivalents, beginning of period	7,572	12,386

Cash and cash equivalents, end of period	$15,117	$31,706

Supplemental cash flow information
Interest paid	$21	$17
Income taxes paid	$112	$67
The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2008
1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements of Odyssey HealthCare, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2008.
     The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
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
2. ACQUISITION
     On March 6, 2008, the Company completed its acquisition of Scottsdale, Arizona-based VistaCare, Inc. (“VistaCare”) for $8.60 per share, or approximately $147.1 million, plus $1.7 million in transaction costs. The transaction was structured as a two-step acquisition including a cash tender offer for all outstanding shares of VistaCare common stock followed by a cash merger in which the Company acquired all of the remaining outstanding shares of VistaCare common stock. The transaction substantially extends the Company’s industry leadership and geographic reach. The Company also believes that the transaction creates additional visibility that adds value in its marketing, recruiting and development activities. With the completion of this transaction, the Company has approximately 100 owned or operated locations in 30 states and an average daily census of more than 12,000. The operations of VistaCare were included in the Company’s results of operations beginning February 29, 2008. For its fiscal year ended September 30, 2007, VistaCare reported annual revenues of approximately $241.0 million.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values. The Company is in the process of obtaining independent appraisals of acquired property and equipment and identifiable intangible assets and their remaining useful lives. The Company is also reviewing and determining the fair value of other assets and liabilities assumed. Therefore, the allocation of the purchase price is subject to revision based on the final determination of the appraisals and other fair value determinations. The preliminary estimated fair values of the assets acquired and liabilities assumed relating to the acquisition are summarized below (in millions):

Current assets	$70.7
Property and equipment	6.7
Other assets	9.6
Goodwill	110.3

Total assets acquired	197.3
Current liabilities	46.7
Other liabilities	1.8

Net assets acquired	$148.8

     Goodwill of $110.3 million will be allocated to the operating segments related to VistaCare, but the allocation has not yet been determined at this time. Of the total amount, no amount is expected to be deductible for tax purposes.
     Prior to the acquisition, the Company determined that it would transition the VistaCare corporate functions to the Company’s corporate office. The Company has finalized the transition plans, which the Company anticipates will be completed by the fourth quarter of 2008. Estimated liabilities of $7.2 million for severance costs and $2.0 million for lease termination costs related to the transition were recorded as part of the purchase price allocation.
     The following unaudited pro forma data summarizes the results of operations of the periods indicated as if the acquisition had been completed as of the beginning of the periods presented. The pro forma results of operations gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of the acquisition. The pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future.

	For the three months ended
	March 31,
	2007	2008
	(in millions, except per share data)
Revenues	$156.2	$159.9
Income from continuing operations	$3.8	$(1.3)
Net income	$2.9	$(3.3)

Income per common share:
Basic:
Continuing operations	$0.11	$(0.04)
Net	$0.09	$(0.10)
Diluted:
Continuing operations	$0.11	$(0.04)
Net	$0.09	$(0.10)
3. STOCK BENEFIT PLANS
     A summary of stock option activity under the Company’s stock compensation plans at March 31, 2008 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at January 1, 2008	3,253,004	$16.38
Granted	15,000	$10.27
Exercised	(9,946)	$4.78
Cancelled	(760,989)	$17.44

Outstanding at March 31, 2008	2,497,069	$16.06	6.37	$571,709

Exercisable at March 31, 2008	1,804,178	$17.29	5.55	$571,709

     The weighted average deemed fair value of the options granted was $4.74 for the three months ended March 31, 2008. No options were granted during the three months ended March 31, 2007. The total aggregate intrinsic value of options exercised was $1.6 million and $42,000 during the three months ended March 31, 2007 and 2008, respectively. The total fair value of options that vested during the three months ended March 31, 2007 and 2008 was $0.7 million and $0.1 million, respectively.
     A summary of the Company’s non-vested shares including restricted shares at March 31, 2008 is presented below for the 2001 Equity-Based Compensation Plan (“Compensation Plan”). There are no non-vested shares remaining under the Odyssey HealthCare, Inc. Stock Option Plan (“Stock Option Plan”) as of March 31, 2008.

	Compensation Plan
		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2008	1,196,929	$7.21
Granted	462,532	$9.04
Vested	(18,100)	$6.85
Cancelled	(303,398)	$6.24

Non-vested at March 31, 2008	1,337,963	$8.07

     As of March 31, 2008, there was $8.7 million (pretax) of total unrecognized stock-based compensation expense related to the Company’s non-vested stock-based compensation plans which is expected to be recognized over a weighted-average period of 2.7 years. Cash received from option exercises under stock-based payment arrangements during the three months ended March 31, 2007 and 2008 was $0.4 million and $48,000, respectively. There were 1,765,322 shares available for issuance under the Compensation Plan as of March 31, 2008.
     On December 20, 2006, the Company granted 88,129 incentive-based restricted stock units (“RSUs”) to certain employees. The vesting of the incentive-based RSUs was dependent upon the Company attaining a specified earnings per share (“EPS”) target for calendar year 2007. The total number of incentive-based RSUs that would be eligible for each award recipient was dependent upon the EPS level actually attained by the Company for 2007. If the actual EPS that the Company attained was within any of the EPS ranges specified in the award, the total number of incentive-based RSUs that would have been earned and eligible for vesting would be prorated to account for the interim level of EPS. Provided the award recipient remained an employee continuously from the date of grant through the applicable vesting date, 25% of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, would vest on the date the Compensation Committee of the Board of the Directors (the “Committee”) certifies that the EPS target for 2007 had been met. The remaining 75% of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, would have vested in three equal, annual installments beginning on December 20, 2008. During the three months ended March 31, 2007, the Company determined that it was probable that 88,129 of the incentive-based RSUs would be earned and eligible to vest based on a certain EPS target. The fair value of these incentive-based RSUs was $1.1 million, which represents the fair market value of the common stock of $12.88 per share on the date of grant, which was December 20, 2006. This amount was recognized as stock-based compensation on a straight-line basis over the four-year period following the date of grant, which was based on the four-year vesting schedule applicable to the grant. For the three months ended March 31, 2007, the Company recorded stock-based compensation of $0.1 million related to these incentive-based RSUs. During the second quarter of 2007, the Company determined it was not probable the incentive-based RSUs would be earned and eligible to vest based on the specified EPS target and the stock-based compensation expense recognized during the three months ended March 31, 2007 was reversed. In March 2008, the Committee determined that none of the specified EPS targets for the incentive-based RSUs were met.
     On February 12, 2008, the Company granted incentive-based restricted stock units (“RSU’s”) to certain employees. The total number and vesting of the incentive-based RSUs that would be eligible for each award recipient is based upon the Company attaining certain specified earnings per share from continuing operations (“EPS”) targets for 2008. Provided the award recipient remains an employee continuously from the date of grant through the applicable vesting date, one-fourth of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, would vest on the date the Committee certifies that the EPS target for 2008 had been met. The remaining three-fourths of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, will vest in three equal, annual installments beginning on February 12, 2010. During the three months ended March 31, 2008, the Company determined that it was probable that 160,693 of the incentive-based RSUs would be earned and eligible to vest based on a certain EPS target. The fair value of these incentive-based RSUs was $1.5 million, which represents the fair market value of the common stock of $9.18 per share on the date of grant, which was February 12, 2008. This amount will be recognized as stock-based compensation on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For the three months ended March 31, 2008, the Company recorded stock-based compensation of $48,000 related to these incentive-based RSUs.
     In February 2008, the Committee approved, for certain executive officers, the exchange of selected “underwater” stock options for time-based RSUs. The Committee was concerned that the underwater stock options provided little or no financial or retention incentives to the executive officers. The Committee believes that the exchange of the underwater stock options for the time-based RSUs adequately addresses those concerns. Stock option awards of 685,000 shares, with a weighted average exercise price of $17.35, were exchanged for 126,146 shares of time-based RSUs. Of the stock option awards exchanged, 287,500 shares were unvested. The shares of time based RSUs had a fair value of $ 9.18 per share and will vest ratably over a three year period beginning February 12, 2009. The Company did not have a material change to its share-based compensation expense from the exchange.
4. REPURCHASE OF COMMON STOCK
     On May 4, 2007, the Company announced the adoption of a stock repurchase program to repurchase up to $50.0 million of the Company’s common stock over the twelve month period beginning on May 4, 2007 either in the open market or through privately negotiated transactions, subject to market conditions and other factors. The repurchased shares will be added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. The stock has been repurchased utilizing working capital and borrowings under the Company’s revolving line of credit. As of March 31, 2008 and since the adoption of this program the Company had repurchased 1,056,623 shares of its common stock for approximately $13.1 million (average cost of $12.42 per share). No shares were purchased during the three months ended March 31, 2008. The Company may repurchase up to an additional $36.9 million under its current stock repurchase program; however, the terms of its credit agreement currently restrict the Company’s ability to repurchase any additional stock until its leverage ratio reaches a certain level, which is not expected to be reached within the next twelve months.
5. NET INCOME PER COMMON SHARE
     The following table presents the calculation of basic and diluted net income per common share:

	Three Months
	Ended
	March 31,
	2007	2008
	(in thousands, except per
	share amounts)
Numerator
Numerator for net income per share -
Income from continuing operations	$4,481	$3,547
Loss from discontinued operations	(826)	(2,015)

Net income	$3,655	$1,532

Denominator
Denominator for basic net income per share – weighted average shares	33,540	32,639
Effect of dilutive securities:
Employee stock options and restricted stock awards	194	161
Series B Preferred Stock Warrants convertible to common stock	2	2

Denominator for diluted net income per share — adjusted weighted average shares and assumed or actual conversions	33,736	32,802

Income (loss) per common share:
Basic:
Continuing operations	$0.13	$0.11
Discontinued operations	$(0.02)	$(0.06)

Net income	$0.11	$0.05

Diluted:
Continuing operations	$0.13	$0.11
Discontinued operations	$(0.02)	$(0.06)

Net income	$0.11	$0.05

     For the three months ended March 31, 2007 and 2008, options outstanding of 3,218,902 and 2,283,455, respectively, were not included in the computation of diluted earnings per share because either the exercise prices of the options were greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares, and thus the inclusion would have been antidilutive.
6. SHORT-TERM INVESTMENTS
     The Company had tax exempt auction rate securities (“ARS”) of $41.5 million at December 31, 2007, which were classified as current assets, and $32.6 million at March 31, 2008, which were classified as long-term assets. The ARS held by the Company are private placement securities for which the interest rates are reset every 35 days. The reset dates have historically provided a liquid market for these securities as investors historically could readily sell their investments. These securities generally have not experienced payment defaults and are backed by student loans, which carry guarantees as provided for under the Federal Family Education Loan Program of the U.S. Department of Education, or backed by municipal governments. All of the securities were AAA/Aaa rated at March 31, 2008. To date the Company has collected all interest payments on all of its ARS when due and expects to continue to do so in the future. With the liquidity issues experienced in global credit and capital markets, the Company has not been able to liquidate any ARS since early February of 2008. The Company successfully liquidated $8.4 million of ARS in January 2008 at par. The principal associated with ARS will not be accessible until successful ARS auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to maturity, or final payments come due according to contractual maturities from 2 to 29 years. The Company expects that it will receive the principal associated with these ARS through one of these means.
     Based on the fair value determinations described in Note 14, the Company prepared discounted cash flow analysis for its ARS using an estimated maturity of one year, which is when the Company estimates it will be able to liquidate these securities at par. The Company used a discount rate to reflect the current reduced liquidity of these securities. As a result of this analysis, the Company reduced the value of the ARS by $0.5 million during the first quarter of 2008, which was recognized through other comprehensive income, net of tax.
     If the uncertainties in the credit and capital markets continue or these markets deteriorate further, these securities may not provide liquidity to the Company when needed or maintain the fair values estimated by the Company. If the Company had to liquidate any ARS at this time, it could incur significant losses. The Company currently believes that it has sufficient liquidity for its current needs without selling any ARS and does not currently intend to attempt to further liquidate these securities until market conditions improve. If the Company’s currently available resources are not sufficient for its needs and it is not able to liquidate any ARS on acceptable terms on a timely basis, it could have a significant impact on the Company’s cash flows, financial condition and results of operations.
7. OTHER ACCRUED EXPENSES
     Other accrued expenses are as follows:

	As of	As of
	December	March
	31, 2007	31, 2008
	(in thousands)
Workers’ compensation	$2,182	$6,006
Inpatient	5,020	7,870
Rent	1,649	4,881
Pharmacy	333	1,424
Medical supplies and durable medical equipment	1,677	3,206
Property taxes	340	243
Medical director fees	487	312
Professional fees	962	2,665
New billing system and computer software	2,646	2,646
Interest	191	1,072
Transaction costs	—	2,379
Other	1,958	5,131

	$17,445	$37,835

8. DISCONTINUED OPERATIONS
     On January 29, 2007, the Company announced that it would exit the Tulsa, Oklahoma hospice market, which was located in the Company’s Central region, and on February 22, 2007, the Company sold its Tulsa hospice program. As part of the sale, the purchaser assumed the office lease and purchased certain assets such as furniture/fixtures, equipment, deposits and licenses. The Company recognized a pretax loss of $0.1 million related to the sale of the program during the first quarter of 2007.
     As part of the Company’s ongoing strategic review of its hospice programs, the Company decided in the second quarter of 2007 to sell its Valdosta, Georgia; Columbia, South Carolina; St. George, Utah; Rockford, Illinois; and Allentown, Pennsylvania hospice programs and the Huntsville, Alabama alternate delivery site (“ADS”). The Company completed the sale of its Valdosta and Columbia programs, which are located in the Company’s Southeast region, on June 16, 2007 and recognized a pretax loss of $0.1 million in the second quarter on the sale of the programs. The Company completed the sale of its Huntsville ADS and its St. George and Allentown programs which are located in the Company’s Southest, Mountain and Midwest regions, respectively during the third quarter of 2007 and recognized a pretax loss of $44,000 in the third quarter for the disposition of the programs. The Company completed the sale of the Rockford program which was located in the Company’s Midwest region during the fourth quarter of 2007 and recognized a pretax gain of $0.1 million in the fourth quarter on the sale of the Rockford program.
     The Company decided in the fourth quarter of 2007 to sell its Odessa, Texas; Big Spring, Texas; Cincinnati, Ohio; and Wichita, Kansas hospice programs as part of the Company’s ongoing strategic review of its hospice programs. The Company completed the sale of the Odessa and Big Spring programs which are located in the Company’s Mountain region on January 1, 2008 and recognized a pretax loss of $17,000 during the fourth quarter of 2007 related to the sale of the Odessa and Big Spring programs. The Company completed the sale of the Cincinnati and Wichita programs which are located in the Company’s Midwest and South Central regions, respectively during the first quarter of 2008 and no material amounts were recorded as a result.
     The Company, as part of the Company’s ongoing strategic review of its hospice programs, decided in the first quarter of 2008 to sell the Baton Rouge, Louisiana; Ventura, California; Fort Wayne, Indiana; and Oklahoma City, Oklahoma hospice programs which are located in the Company’s Southeast, West, Midwest and South Central regions, respectively. The Company also decided to close the Bryan/College Station, Texas hospice program and the Dallas, Texas inpatient unit. The closures of the Bryan/College Station and Dallas inpatient unit programs which are located in the Company’s Texas and South Central regions, respectively, resulted in a pretax loss of $1.5 million during the first quarter of 2008, which included an accrual for the future lease costs of these closed programs of $1.2 million.
     The assets of these entities included in discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations.” The carrying amounts of these assets were as follows:

	As of	As of
	December 31,	March 31,
	2007	2008
	(In thousands)	(In thousands)
Prepaid expenses and other current assets	$85	$19
Property and equipment, net of accumulated depreciation	2,705	2,165
Medicare licenses	40	—

Total assets of discontinued operations	$2,830	$2,184

     Net revenue and losses for these entities and the write-down of assets sold were included in the consolidated statement of income as “Loss from discontinued operations, net of income taxes,” for all periods presented. The amounts are as follows:

	Three Months
	Ended March 31,
	2007	2008
	(in thousands)
Net patient service revenue	$6,908	$1,892

Pre-tax loss from operations	$(1,292)	$(2,916)
Benefit for income taxes	466	1,115

Loss from operations	(826)	(1,801)
Loss on sales, net of income taxes	—	(214)

Loss from discontinued operations and sales net of income taxes	$(826)	$(2,015)

9. LINE OF CREDIT AND LONG-TERM DEBT
     In connection with the Company’s acquisition of VistaCare, it entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) on February 28, 2008 with General Electric Capital Corporation and certain other lenders that provides the Company with a $130 million term loan (the “Term Loan”) and a $30 million revolving line of credit. The Term Loan was used to pay a portion of the purchase price and costs incurred with respect to the acquisition of VistaCare and to pay certain fees and expenses incurred in connection with the Credit Agreement. The revolving line of credit will be used to fund future acquisitions, working capital, capital expenditures and general corporate purposes. Borrowings under the Term Loan bear interest at an applicable margin above an Index Rate (based on the higher of the prime rate or 50 basis points over the federal funds rate) or above LIBOR. Borrowings outstanding under the revolving line of credit bear interest at an applicable margin above LIBOR or the Index Rate. As of March 31, 2008, both the applicable term loan margin and the applicable revolver margin for LIBOR loans was 3.00% and for Index Rate loans was 2.00% and, based on the Company’s leverage ratio, each may increase up to 3.25% for LIBOR loans and up to 2.25% for Index Rate loans.
     At March 31, 2008, $70 million of the Term Loan bears interest at LIBOR plus 3.00% (ranging from 5.34% to 5.60%) and $60 million of the Term Loan bears interest at the Index Rate plus 2.00% (7.25%). There were no borrowings outstanding on the revolving line of credit at March 31, 2008.
     The final installment of the Term Loan will be due on February 28, 2014 and the revolving line of credit will expire on February 28, 2013. The revolving line of credit has an unused facility fee of 0.25% per annum. In connection with the acquisition of VistaCare, all of the subsidiaries of VistaCare (together with the Company, and certain of the Company’s subsidiaries, including VistaCare, the “Odyssey Obligors”) have become guarantors of the obligations under the Credit Agreement and have granted security interests in substantially all of their existing and after-acquired personal property. The Term Loan and the revolving line of credit are secured by substantially all of the Odyssey Obligors’ existing and after-acquired personal property, including the stock of certain subsidiaries owned by the Odyssey Obligors but not party to the Credit Agreement. The Odyssey Obligors are subject to affirmative and negative covenants under the Credit Agreement, including financial covenants consisting of a maximum leverage ratio and a minimum fixed charge coverage ratio.
     The debt maturity schedule of the term loan is as follows (in millions):

2008	$4.9
2009	6.5
2010	11.4
2011	13.0
2012	15.4
Thereafter	78.8
Total	$130.0

     In connection with the execution of the Credit Agreement, the Company incurred approximately $4.0 million of loan costs which are being amortized using the effective interest method over the life of the Credit Agreement.
10. CONTINGENCIES AND GOVERNMENT SETTLEMENT
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
     On December 30, 2004, in the United States District Court for the Northern District of Texas, Dallas Division, John O.Hanson brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against the former Chief Executive Officers and former Chief Financial Officer and seven of the current members of the board of directors of the Company and a former member of the board of directors of the Company. The complaint alleges breach of fiduciary duty, abuse of control, aiding and abetting breach of fiduciary duty and gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the individual defendants. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages are sought from the Company. On November 20, 2006, the individual defendants and the Company filed a motion to dismiss defendant’s complaint. The District Court granted the individual defendants’ and the Company’s motion to dismiss on September 21, 2007, and plaintiff’s time to file a notice of appeal has expired. On October 2, 2007, plaintiff sent the Company a demand letter requesting that the Company assert the claims set forth in the complaint against the defendants named in the complaint. The Company’s board of directors is currently reviewing the demand.
     On February 14, 2008, the Company received a letter from the Medicaid Fraud Control Unit Texas Attorney General’s office notifying the Company that it is conducting an investigation concerning Medicaid hospice services provided by the Company and requesting medical records of approximately 50 patients served by the Company’s programs in the State of Texas. Based on the early stage of this investigation and limited information that the Company has at this time it cannot predict the outcome of this investigation, the Texas Attorney General’s views of the issues being investigated, any actions that the Texas Attorney General may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources. The Company believes that it is in material compliance with the rules and regulations applicable to the Texas Medicaid hospice program.
     On May 5, 2008, the Company received a letter from the United States Department of Justice (“DOJ”) notifying the Company that it is conducting an investigation of VistaCare, Inc. and requesting the Company provide certain information and documents related to its investigation of claims submitted by VistaCare to Medicare and TRICARE from January 1, 2003 through the present. The DOJ is reviewing allegations that VistaCare may have billed the federal Medicare and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The Company is currently reviewing the information request and intends to cooperate with the DOJ in its review of the allegations. Based on the early stage of this investigation and limited information that the Company has at this time it cannot predict the outcome of the investigation, the DOJ’s views of the issues being investigated, any actions that the DOJ may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources.
     From time to time, the Company may be involved in other litigation matters relating to claims that arise in the ordinary course of its business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to the Company, the Company does not believe that the resolution of these other litigation matters to which the Company is currently a party will have a material adverse effect on the Company. As of March 31, 2008, the Company has accrued approximately $0.5 million related to these other litigation matters.
11. SEGMENT REPORTING
     The Company currently evaluates performance and allocates resources primarily on the basis of cost per day of care and income from continuing operations. The hospice programs that are included in each region were changed during 2007, but regions are presented for all periods here in a comparative format. The distribution by regions of the Company’s net patient service revenue, direct hospice care expenses, income (loss) from continuing operations (which is used by management for operating performance review), average daily census and total assets are summarized in the following tables:

	Three Months Ended
	March 31,
	2007	2008
	(in thousands)
Net patient service revenue:
Northeast	$10,140	$12,846
Southeast	16,013	17,308
South Central	10,014	9,402
Texas	14,923	16,662
Midwest	12,615	13,609
Mountain	18,344	18,223
West	14,591	16,604
VistaCare Central	—	6,130
VistaCare South	—	4,133
VistaCare West/North	—	9,814
VistaCare Corporate	—	66
Corporate	—	(1,461)

	$96,640	$123,336

	Three Months Ended
	March 31,
	2007	2008
	(in thousands)
Direct hospice care expenses:
Northeast	$5,992	$7,204
Southeast	10,441	10,707
South Central	6,193	6,368
Texas	9,629	10,050
Midwest	6,991	7,780
Mountain	10,155	9,898
West	7,901	8,482
VistaCare Central	—	3,715
VistaCare South	—	2,504
VistaCare West/North	—	5,913
Corporate	(137)	273

	$57,165	$72,894

	Three Months Ended
	March 31,
	2007	2008
	(in thousands)
Income (loss) from continuing operations before other income (expense):
Northeast	$1,609	$2,483
Southeast	2,065	2,697
South Central	1,375	101
Texas	1,620	2,671
Midwest	3,173	2,594
Mountain	4,444	4,080
West	3,344	4,479
VistaCare Central	—	1,276
VistaCare South	—	752
VistaCare West/North	—	2,273
VistaCare Corporate	—	(2,376)
Corporate	(11,208)	(14,925)

	$6,422	$6,105

	Three Months Ended
	March 31,
	2007	2008
Average Daily Census:
Northeast	823	996
Southeast	1,404	1,356
South Central	837	734
Texas	1,207	1,217
Midwest	993	1,002
Mountain	1,351	1,228
West	970	1,053
VistaCare Central	—	1,368
VistaCare South	—	955
VistaCare West/North	—	2,261

	7,585	12,170

	As of	As of
	December	March
	31, 2007	31, 2008
	(In thousands)
Total Assets:
Northeast	$13,597	$14,877
Southeast	27,110	28,002
South Central	33,079	33,147
Midwest	18,469	19,773
Texas	39,527	37,895
Mountain	46,491	45,884
West	21,236	22,294
VistaCare Central	—	674
VistaCare South	—	18,542
VistaCare West/North	—	32,335
VistaCare Corporate	—	131,059
Corporate	75,700	72,220

	$275,209	$456,702

12. DERIVATIVE FINANCIAL INSTRUMENTS

     Subsequent to March 31, 2008, the Company entered into an interest rate swap agreement, which effectively converts a notional amount of $40 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in April 2011. The Company pays a rate of 5.95% and receives LIBOR plus 3.0%, which was 5.72% at inception, in connection with this interest rate swap agreement. The Company entered into a second interest rate swap agreement in April 2008, which effectively converts a notional amount of $20 million of floating rate borrowings to fixed rate borrowings. The term of this second interest rate swap also expires in April 2011. With respect to this second interest rate swap agreement, the Company pays a rate of 6.42% and receives LIBOR plus 3.0%, which was 5.92% at inception.
      The Company is exposed to credit losses in the event of nonperformance by the counterparties to the two interest rate swap agreements. The counterparties are creditworthy financial institutions and it is anticipated that the counterparties will be able to fully satisfy the obligations under the contracts. The interest rate swaps are designated as cash flow hedges and the Company believes that the hedges will be highly effective. Changes in fair value of the interest rate swaps, net of income tax, will be recognized through other comprehensive income.
13. EFFECTIVE TAX RATE
     The Company’s provision for income taxes consists of current and deferred federal and state income tax expenses. The Company’s effective tax rate for both the three months ended March 31, 2007 and 2008 was approximately 36.1%. The Company estimates that its effective tax rate for 2008 will be approximately 35.0% to 38.0%.
14. FAIR VALUE MEASURES
     The Company adopted Financial Accounting Standards Board statement No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 (see Note 16). The Company categorizes its assets and liabilities recorded at fair value based upon the following fair value hierarchy established by SFAS 157.

•	Level 1 valuations use quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. An active market is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2 valuations use inputs other than actively quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: (a) quoted prices for similar assets or liabilities in active markets, (b) quoted prices for identical or similar assets or liabilities in markets that are not active, (c) inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves observable at commonly quoted intervals and (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 valuations use unobservable inputs for the asset or liability. Unobservable inputs are used to the extent observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
     At March 31, 2008, the Company had assets related to its ARS of $32.6 million that were measured at fair value on a recurring basis using the Level 3 valuation technique as described in Note 6. These securities were transferred from Level 2 because quoted prices from broker-dealers were unavailable due to events described in Note 6.
     The following table presents the changes in fair value of the Company’s Level 3 assets for the three months ended March 31, 2008 (in millions):

Balance at January 1, 2008	$—
Transfer from Level 2	41.5
Sales of securities	(8.4)
Unrealized loss included in other comprehensive income	(0.5)

Balance at March 31, 2008	$32.6

15. COMPREHENSIVE INCOME
     Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS 130”) establishes guidelines for reporting changes in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes the net change in the fair value of ARS, net of income tax, and is included as a component of stockholders’ equity.

     The components of comprehensive income, net of income tax, are as follows (in millions):

	For the three months ended March 31,
	2007	2008
Net income	$3.7	$1.5
Other comprehensive income, net of tax:
Unrealized loss on ARS	—	(0.3)

Comprehensive income	$3.7	$1.2

     Accumulated other comprehensive loss, net of income tax, at March 31, 2008 is comprised of $0.3 million loss relating to the fair value of ARS.
16. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) which removes leasing transactions from the scope of SFAS 157. FSP 157-1 is effective upon adoption of SFAS 157. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually to fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company did not have a material impact from the implementation of SFAS 157 on its financial condition and results of operations.

     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for financial statements beginning after November 15, 2007, with early adoption permitted. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains or losses on items for which the fair value option has been elected would be reported in earnings. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company did not have an impact from the implementation of SFAS 159 on its financial position and results of operations.
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. While the Company has not evaluated the impact of SFAS 141R on its financial condition and results of operations, the Company will be required to expense costs related to any future acquisitions beginning January 1, 2009.
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (‘SFAS 160”). SFAS 160 is effective for financial statements beginning after December 15, 2008 with early adoption prohibited. All presentation and disclosure requirements will be applied retrospectively for all periods presented. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, sometimes called minority interest, and for the deconsolidation of a subsidiary. Noncontrolling interest will be reported as a component of equity in the consolidated financial statements. Consolidated net income will be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, with additional disclosures on the face of the statement of operations of the amounts of consolidated net income that are attributable to the parent and the noncontrolling interests. SFAS 160 establishes that a change in a parent’s ownership interest in a subsidiary that does not result in deconsolidation is an equity transaction. A gain or loss in net income is recognized for changes that result in deconsolidation. The Company has not yet determined the full impact of SFAS 160 on its financial condition and results of operations, but it anticipates reclassification of its minority interests in consolidated subsidiaries in its consolidated balance sheets, consolidated statements of operations and consolidated statements of stockholders’ equity.
     In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is effective for financial statements beginning after November 15, 2008. SFAS 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities to include how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The Company does not anticipate any impact on its financial condition or results of operations from the adoption of SFAS 161.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
     Certain statements used in the following discussion and elsewhere in this Quarterly Report on Form 10-Q, including statements regarding our future financial position and results of operations, business strategy and plans and objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, which may cause our actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to the following:
•	general market conditions;

•	adverse changes in reimbursement levels under Medicare and Medicaid programs;

•	our ability to successfully integrate and maintain the operations of the hospice programs acquired through our acquisition of VistaCare, Inc.;

•	adverse changes in the Medicare payment cap limits and increases in our estimated Medicare cap contractual adjustments;

•	decline in patient census growth;

•	increases in inflation including inflationary increases in patient care costs;

•	challenges inherent in and potential changes in our growth and development strategy;

•	our ability to effectively implement our 2008 operations and development initiatives;

•	our dependence on patient referral sources and potential adverse changes in patient referral practices of those referral sources;

•	our ability to attract and retain healthcare professionals;

•	increases in our bad debt expense due to various factors including an increase in the volume of pre-payment reviews by Medicare fiscal intermediaries;

•	adverse changes in the state and federal licensure and certification laws and regulations;

•	adverse results of regulatory surveys;

•	delays in licensure and/or certification;

•	government and private party legal proceedings and investigations;

•	changes in state or federal income, franchise or similar tax laws and regulations;

•	cost of complying with the terms and conditions of our corporate integrity agreement;

•	adverse changes in the competitive environment in which we operate;

•	our ability to liquidate our auction rate securities at their face value;

•	adverse impact of natural disasters; and

•	changes in our estimate of additional compensation costs under FASB Statement No. 123(R).

     In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which reflect management’s views only as of the date hereof. We undertake no obligation to revise or update any of the forward-looking statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained under the heading “Government Regulation and Payment Structure” in “Item 1. Business” and the disclosures contained under the heading “Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2008.
     The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
OVERVIEW
     On March 6, 2008, we completed our acquisition of VistaCare, Inc.. Following the completion of the VistaCare acquisition, we now serve approximately 12,000 patients and their families each day through approximately 100 Medicare-certified hospice locations in 30 states. We are currently in the process of integrating the VistaCare hospice programs into our operations and the VistaCare corporate functions with our own corporate functions at our Support Center. Our primary goal during our integration of the VistaCare acquisition is to maintain the VistaCare patient census and site level profitability while implementing best practices. We anticipate that the VistaCare corporate support functions will be fully transitioned to our Support Center by the end of the fourth quarter of 2008. See Note 2 in the unaudited consolidated financial statements for a more detailed description of the transaction.
     We are one of the largest providers of hospice care in the United States in terms of both average daily patient census and number of Medicare-certified hospice programs. We operate all of our hospice programs through our operating subsidiaries. During the three months ended March 31, 2008, our average daily census was 12,170 patients, which represents a 60.4% increase over our average daily census of 7,585 patients for the three months ended March 31, 2007. Our average daily census increased by 4,584 patients due to the acquisition of the VistaCare operations. Our net patient service revenue of $123.3 million for the three months ended March 31, 2008 represents an increase of 27.6% over our net patient service revenue of $96.6 million for the three months ended March 31, 2007. This increase in net patient service revenue is due primarily to the net patient service revenue generated by VistaCare for March 2008 of $20.1 million. We reported income from continuing operations of $3.5 million for the three months ended March 31, 2008, which represents a decrease of 20.8% from our income from continuing operations of $4.5 million for the three months ended March 31, 2007. We reported net income of $1.5 million, which includes a $2.0 million loss from discontinued operations, net of taxes, for the three months ended March 31, 2008 compared to net income of $3.7 million for the three months ended March 31, 2007, which includes a $0.8 million loss from discontinued operations, net of taxes.
     On May 4, 2007, we announced the adoption of a stock repurchase program to repurchase up to $50.0 million of our common stock over the twelve month period beginning on May 4, 2007 either in the open market or through privately negotiated transactions, subject to market conditions and other factors. The repurchased shares will be added to our treasury shares and may be used for employee stock plans and for other corporate purposes. The stock has been repurchased utilizing working capital and borrowings under our revolving line of credit. As of March 31, 2008 and since the adoption of this program we had repurchased 1,056,623 shares of our common stock for approximately $13.1 million (average cost of $12.42 per share). No shares were purchased during the three months ended March 31, 2008. We may repurchase up to an additional $36.9 million under our current stock repurchase program; however, the terms of our credit agreement currently restrict our ability to repurchase any additional stock until our leverage ratio reaches a certain level, which is not expected to be reached within the next twelve months.
DEVELOPED HOSPICES
     During the first quarter of 2007, our hospice program located in Boston, Massachusetts received its state licensure and received its Medicare certification in the second quarter of 2007. In addition, during the second quarter of 2007, we expanded the areas served by our Miami, Florida; Valdosta, Georgia; and Kansas City, Missouri hospice programs with the opening of Medicare certified alternate delivery sites in Monroe County, Florida; Douglas, Georgia; and Kearney, Missouri, respectively. During the first quarter of 2008, our hospice program located in Augusta, Georgia received its Medicare certification. During the first quarter of 2007 and 2008, we incurred pretax start-up losses of approximately $0.2 million and $0.7 million, respectively.

     Once a hospice becomes Medicare certified, the process is started to obtain Medicaid certification. This process takes approximately six months and varies from state to state.
DISCONTINUED OPERATIONS
     On January 29, 2007, we announced that we would exit the Tulsa, Oklahoma hospice market, which is located in our Central region, and on February 22, 2007, we sold the Tulsa hospice program. As part of the sale, the purchaser assumed the office lease and purchased certain assets such as furniture/fixtures, equipment, deposits and licenses. We recognized a loss of $0.1 million related to the sale of the program during the first quarter of 2007.
     As part of our ongoing strategic review of our hospice programs, we decided in the second quarter of 2007 to sell the Valdosta, Georgia; Columbia, South Carolina; St. George, Utah; Rockford, Illinois; and Allentown, Pennsylvania hospice programs and the Huntsville, Alabama alternate delivery site (“ADS”). We completed the sale of the Valdosta and Columbia programs, which are located in our Southeast region, on June 16, 2007 and recognized a pretax loss of $0.1 million in the second quarter on the sale of the programs. We completed the sale of the Huntsville ADS and its St. George and Allentown programs during the third quarter of 2007 and recognized a pretax loss of $44,000 in the third quarter for the disposition of the programs. We completed the sale of the Rockford program during the fourth quarter of 2007 and recognized a pretax gain of $0.1 million in the fourth quarter on the sale of the Rockford program.
     We decided in the fourth quarter of 2007 to sell the Odessa, Texas; Big Spring, Texas; Cincinnati, Ohio; and Wichita, Kansas hospice programs as part of our ongoing strategic review of our hospice programs. We completed the sale of the Odessa and Big Spring programs which are located in our Mountain region on January 1, 2008 and recognized a pretax loss of $17,000 during the fourth quarter of 2007 related to the sale of the Odessa and Big Spring programs. We completed the sale of the Cincinnati and Wichita programs during the first quarter of 2008 and no material amounts were recorded as a result.
     We, as part of our ongoing strategic review of our hospice programs, decided in the first quarter of 2008 to sell the Baton Rouge, Louisiana; Ventura, California; Fort Wayne, Indiana; and Oklahoma City, Oklahoma hospice programs. We also decided to close the Bryan/College Station, Texas hospice program and the Dallas, Texas inpatient unit. The closures of the Bryan/College Station and Dallas inpatient unit programs which are located in the Texas and South Central regions, respectively, resulted in a pretax loss of $1.5 million during the first quarter of 2008, which included an accrual for the future lease costs of these closed programs of $1.2 million.
     During the three months ended March 31, 2007 and 2008, we recorded a charge of approximately $0.8 million and $2.0 million, respectively, net of taxes, or $0.02 and $0.06 per diluted share, respectively, related to these entities in discontinued operations. These charges are included in discontinued operations for the respective periods.
     Our results of operations and statistics for prior periods have been restated to reflect the reclassification of these entities to discontinued operations.
ACQUISITIONS
     As discussed above, we completed the acquisition of VistaCare on March 6, 2008. We accounted for this acquisition as a purchase. As part of our ongoing acquisition strategy, we are continually evaluating potential acquisition opportunities.
     Goodwill from our acquisitions was $208.5 million as of March 31, 2008, representing 112.5% of stockholders’ equity and 45.6% of total assets as of March 31, 2008. We account for goodwill and other intangible assets based on the provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are reviewed for impairment annually (during the fourth quarter) or more frequently if indicators arise. As of March 31, 2008, no impairment charges have been recorded by us. Other intangible assets continue to be amortized over their remaining useful lives.
NET PATIENT SERVICE REVENUE
     Net patient service revenue is the estimated net realizable revenue from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered to our patients. To determine net patient service revenue, we adjust gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap contractual adjustments. Net patient service revenue does not include charity care or the Medicaid room and board payments. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 93.0% and 92.8% of our net patient service revenue for the three months ended March 31, 2007 and 2008, respectively. Services provided under Medicaid programs represented approximately 4.1% and 4.0% of our net patient service revenue for the three months ended March 31, 2007 and 2008, respectively. The payments we receive from Medicare and Medicaid are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.
     The four main levels of care we provide are routine home care, general inpatient care, continuous home care and inpatient respite care. We also receive reimbursement for physician services, self-pay and non-governmental room and board. Routine home care is the largest component of our gross patient service revenue, representing 88.2% and 88.6% of gross patient service revenue for the three months ended March 31, 2007 and 2008, respectively. General inpatient care represented 7.7% and 7.8% of gross patient service revenue for the three months ended March 31, 2007 and 2008, respectively. Continuous home care represented 3.3% and 2.5% of gross patient service revenue for the three months ended March 31, 2007 and 2008, respectively. Inpatient respite care and reimbursement for physician services, self-pay and non-governmental room and board represents the remaining 0.8% and 1.1% of gross patient service revenue for the three months ended March 31, 2007 and 2008, respectively.
     The principal factors that impact net patient service revenue are our average daily census, levels of care, annual changes in Medicare and Medicaid payment rates due to adjustments for inflation and estimated Medicare cap contractual adjustments. Average daily census is affected by the number of patients referred and admitted into our hospice programs and average length of stay of those patients once admitted. Average length of stay is impacted by patients’ decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay is 82 days for both of the three months ended March 31, 2007 and 2008.
     Payment rates under the Medicare and Medicaid programs are indexed for inflation annually; however, the increases have historically been less than actual inflation. On October 1, 2006 and 2007, the base Medicare payment rates for hospice care increased by approximately 3.4% and 3.5%, respectively, over the base rates previously in effect. These rates were further adjusted geographically by the hospice wage index. On May 1, 2008, Centers for Medicare and Medicaid Services (“CMS”) published a proposed rule in the Federal Register that would modify the hospice wage index by phasing out over a three year period the budget neutrality adjustment factor. The phase out would occur over a three year period beginning on October 1, 2008, with 25% of the phase-out becoming effective on October 1, 2008, 50% becoming effective on October 1, 2009 and the balance on October 1, 2010. We have estimated that the proposed rule would reduce our net patient service revenue by approximately 1.2% in 2008 and 1.5% in 2009. We cannot predict at this time whether the proposed rule will be implemented in its current form. In the future, reductions in, or reductions in the rate of increase of, Medicare and Medicaid payments may have an adverse impact on our net patient service revenue and profitability and such impact could be material.
MEDICARE REGULATION
     The Medicare Cap.  Various provisions were included in the legislation creating the Medicare hospice benefit to manage the cost to the Medicare program for hospice, including the patient’s waiver of curative care requirement, the six-month terminal prognosis requirement and the Medicare payment caps. The Medicare hospice benefit includes two fixed annual caps on payment, both of which are assessed on a program-by-program basis. One cap is an absolute dollar amount; the other limits the number of days of inpatient care. None of our hospice programs exceeded the payment limits on general inpatient care services for the three months ended March 31, 2007 and 2008. The caps are calculated from November 1 through October 31 of each year.
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

     The following table shows the amounts accrued and paid for the Medicare cap contractual adjustments for the years ended December 31, 2006 and 2007 and for the three months ended March 31, 2008, respectively:

	Accrued Medicare Cap Contractual Adjustments
	Year Ended December 31,				Three Months Ended
					March 31,
	2006		2007		2008
	(in thousands)
Beginning balance — accrued Medicare cap contractual adjustments	$14,883		$26,679		$21,682
Medicare cap contractual adjustments	8,853	(1)	5,039	(2)	1,035	(3)
Medicare cap contractual adjustments — discontinued operations	7,611	(4)	2,651	(4)	251	(4)
Payments to Medicare fiscal intermediaries	(1,983)		(12,687)		(2,296)
Balances acquired from the VistaCare acquisition	—		—		8,792
Reclassification to accounts payable	(2,685	)(5)	—		—

Ending balance — accrued Medicare cap contractual adjustments	$26,679		$21,682		$29,464

(1)	Includes additional accrual of $3.1 million related to the 2005 Medicare cap year.

(2)	Includes additional accrual of $0.9 million related to the 2006 Medicare cap year.

(3)	Includes additional accrual of $1.5 million related to the 2006 Medicare cap year.

(4)	Medicare cap contractual adjustments reclassified to discontinued operations are related to all programs we have discontinued and sold during 2006, 2007 and 2008.

(5)	Amounts were reclassified from accrued Medicare cap contractual adjustments to accounts payable in December 2006 and were paid in January 2007 to the Medicare fiscal intermediary.
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

     The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for hospice care for the three months ended March 31, 2007 and 2008, respectively:

	Three Months Ended
	March 31,
	2007	2008
Direct hospice care expenses:
Salaries, benefits and payroll taxes	39.5%	39.2%
Pharmaceuticals	5.4	4.5
Medical equipment and supplies	5.1	5.5
Inpatient costs	2.4	2.5
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	6.8	7.4

Total	59.2%	59.1%

General and administrative expenses – hospice care:
Salaries, benefits and payroll taxes	14.4%	14.4%
Leases	2.9	2.8
Other (including insurance, recruiting, travel, telephone and printing )	3.9	4.2

Total	21.2%	21.4%

     The following table sets forth the cost per day of care represented by the items included in direct hospice care expenses and general and administrative expenses for hospice care for the three months ended March 31, 2007 and 2008, respectively:

	Three Months Ended
	March 31,
	2007	2008
Direct hospice care expenses:
Salaries, benefits and payroll taxes	$55.99	$58.11
Pharmaceuticals	7.66	6.72
Medical equipment and supplies	7.19	8.11
Inpatient costs	3.34	3.65
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	9.56	10.98

Total	$83.74	$87.57

General and administrative expenses – hospice care:
Salaries, benefits and payroll taxes	$20.40	$21.27
Leases	4.14	4.08
Other (including insurance, recruiting, travel, telephone and printing )	5.43	6.32
Total	$29.97	$31.67

PROVISION FOR INCOME TAXES
     Our provision for income taxes consists of current and deferred federal and state income tax expenses. Our effective tax rate for both the three months ended March 31, 2007 and 2008 was approximately 36.1%. We estimate that our effective tax rate for 2008 will be approximately 35.0% to 38.0%.

RESULTS OF OPERATIONS
     The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the three months ended March 31, 2007 and 2008, respectively.

	Three Months Ended
	March 31,
	2007	2008
Net patient service revenue	100.0%	100.0%
Operating expenses:
Direct hospice care	59.2	59.1
General and administrative — hospice care	21.2	21.4
General and administrative — support center	11.0	11.4
Provision for uncollectible accounts	0.6	1.8
Depreciation and amortization	1.4	1.4

	93.4	95.1

Income from continuing operations before other income (expense)	6.6	4.9
Other income (expense), net	0.6	(0.4)

Income from continuing operations before provision for income taxes	7.2	4.5
Provision for income taxes	2.6	1.6

Income from continuing operations	4.6	2.9
Loss from discontinued operations, net of income taxes	(0.8)	(1.7)

Net income	3.8%	1.2%

     The following table summarizes and compares our results of operations for the three months ended March 31, 2007 and 2008, respectively:

	Three Months
	Ended March 31,
	2007	2008	$ Change	% Change
	(in thousands, except % change)
Net patient service revenue	$96,640	$123,336	$26,696	27.6%
Operating expenses:
Direct hospice care	57,165	72,894	15,729	27.5%
General and administrative – hospice care	20,458	26,420	5,962	29.1%
General and administrative – support center	10,626	13,925	3,299	31.0%
Provision for uncollectible accounts	575	2,262	1,687	293.4%
Depreciation and amortization	1,394	1,730	336	24.1%

	90,218	117,231	27,013	29.9%

Income from continuing operations before other income	6,422	6,105	(317)	(4.9%)
Other income (expense), net	592	(557)	(1,149)	(194.1)%

Income from continuing operations before provision for income taxes	7,014	5,548	(1,466)	(20.9%)
Provision for income taxes	2,533	2,001	(532)	(21.0%)

Income from continuing operations	4,481	3,547	(934)	(20.8%)
Loss from discontinued operations, net of income taxes	(826)	(2,015)	(1,189)	143.9%

Net income	$3,655	$1,532	$(2,123)	(58.1%)

Net Patient Service Revenue
     Net patient service revenue increased $26.7 million, or 27.6%, from $96.6 million for the three months ended March 31, 2007 to $123.3 million for the three months ended March 31, 2008, due primarily to the net patient service revenue generated from VistaCare for March 2008 of $20.1 million. Net patient service revenue per day of care was $141.57 and $148.16 for the three months ended

March 31, 2007 and 2008, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services of approximately 3.4%. The increase in net patient service revenue was offset by the Medicare cap contractual adjustment of $1.1 million and $1.0 million for the three months ended March 31, 2007 and 2008, respectively. Medicare revenues represented 93.0% and 92.8% of our net patient service revenue for the three months ended March 31, 2007 and 2008, respectively. Medicaid revenues represented 4.1% and 4.0 of our net patient service revenue for the three months ended March 31, 2007 and 2008, respectively.
Direct Hospice Care Expenses
     Direct hospice care expenses increased $15.7 million, or 27.5%, from $57.2 million for the three months ended March 31, 2007 to $72.9 million for the three months ended March 31, 2008, due primarily to VistaCare’s direct hospice care expenses of $12.7 million for March 2008. Salaries, benefits and payroll tax expense for Odyssey increased $2.1 million, or 5.4%, from $38.2 million for the three months ended March 31, 2007 to $40.3 million for the three months ended March 31, 2008. As a percentage of net patient service revenue, our direct hospice care expenses were 59.2% and 59.1% for the three months ended March 31, 2007 and 2008, respectively.
General and Administrative Expenses – Hospice Care
     General and administrative expenses – hospice care increased $5.9 million, or 29.1%, from $20.5 million for the three months ended March 31, 2007, to $26.4 million for the three months ended March 31, 2008, due primarily to VistaCare’s general and administrative expenses for hospice care of $4.2 million for March 2008. Salaries, benefits and payroll tax expense for Odyssey increased $1.5 million, or 10.8%, from $13.9 million for the three months ended March 31, 2007, to $15.4 million for the three months ended March 31, 2008. This increase is primarily due to annual salary increases and an increase in the number of employees at our hospice programs. As a percentage of net patient service revenue, our general administrative expenses – hospice care were 21.2% and 21.4% for the three months ended March 31, 2007 and 2008, respectively.
General and Administrative Expenses – Support Center
     General and administrative – support center expenses increased $3.3 million, or 31.0%, from $10.6 million for the three months ended March 31, 2007, to $13.9 million for the three months ended March 31, 2008. During the three months ended March 31, 2008, we incurred approximately $1.2 million in expenses related to the ramp down of VistaCare’s corporate office and $0.3 million in charges related to the integration of VistaCare’s operations. In addition, general and administrative expenses related to Odyssey’s support center increased $1.8 million of which $1.5 million was related to salaries, benefits and payroll tax expense.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts increased $1.7 million from $0.6 million for the three months ended March 31, 2007 to $2.3 million for the three months ended March 31, 2008, due primarily to an increase in accounts receivable aging as a result of delays in collections due to additional development requests (“ADR’s”) received from our Medicare fiscal intermediaries. As a percentage of net patient service revenue, our provision for uncollectible accounts was 0.6% and 1.8% for the three months ended March 31, 2007 and 2008, respectively.
Depreciation and Amortization Expense
     Depreciation and amortization expense increased $0.3 million, or 24.1%, from $1.4 million for the three months ended March 31, 2007 to $1.7 million for the three months ended March 31, 2008. This increase was primarily due to depreciation expense related to VistaCare for March 2008. As a percentage of net patient service revenue, depreciation and amortization expense was 1.4% for both of the three months ended March 31, 2007 and 2008, respectively.
Other Income (Expense)
     Other income (expense) decreased $1.2 million from $0.6 million for the three months ended March 31, 2007 to $(0.6) million for the three months ended March 31, 2008. Interest expense increased $1.2 million for the three months ended March 31, 2008 as a result of borrowings related to our acquisition of VistaCare. See Note 9 to our unaudited consolidated financial statements.

Provision for Income Taxes
     Our provision for income taxes decreased $0.5 million, or 21.0%, from $2.5 million for the three months ended March 31, 2007 to $2.0 million for the three months ended March 31, 2008. We had an effective income tax rate of approximately 36.1% for both the three months ended March 31, 2007 and 2008. We expect the effective tax rate to be approximately 35.0% to 38.0% for the remainder of 2008.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal liquidity requirements are for debt service, Medicare cap contractual adjustments, working capital, new hospice program and inpatient development, hospice acquisitions, acquisition and implementation of a new integrated billing system and other capital expenditures. We finance these requirements primarily with existing funds, cash flows from operating activities, borrowings under our revolving line of credit, operating leases, and normal trade credit terms. As of March 31, 2008, we had cash and cash equivalents of $31.7 million and working capital of $44.2 million. At such date, we also had short-term investments of $8.4 million and $32.6 million in long-term investments.
     Cash provided by operating activities and discontinued operations was $1.5 million and $10.4 million for the three months ended March 31, 2007 and 2008, respectively, and represented net income generated, non-cash charges related to depreciation, amortization, stock-based compensation and taxes and increases and decreases in working capital. We paid $4.4 million to Medicare related to 2005 Medicare cap year ended contractual adjustments during the three months ended March 31, 2007 compared to $2.3 million paid to Medicare related to the 2006 Medicare cap year ended contractual adjustments during the three months ended March 31, 2008. Our days outstanding in accounts receivable increased from 55 days as of December 31, 2007 to 57 days as of March 31, 2008 primarily related to Medicaid accounts receivable.
     Investing activities, consisting primarily of cash paid for acquisitions, purchases of property and equipment and to purchase or sell investments, generated cash of $5.5 million and used cash of $117.3 million for the three months ended March 31, 2007 and 2008, respectively. During the three months ended March 31, 2008, the use of cash was due primarily to our purchase of VistaCare. During the three months ended March 31, 2007, the generation of cash was due primarily to our conversion of short-term investments to cash. For the three months ended March 31, 2007, property and equipment purchases were primarily related to inpatient business development and the new integrated billing system.
     Net cash provided by financing activities was $0.5 million and $126.2 million for the three months ended March 31, 2007 and 2008, respectively. For 2008, this represented proceeds from the issuance of long-term debt and payments related to debt issue costs in connection with the acquisition of VistaCare.
     In connection with our acquisition of VistaCare, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) on February 28, 2008 with General Electric Capital Corporation and certain other lenders that provides us with a $130 million term loan (the “Term Loan”) and a $30 million revolving line of credit. The Term Loan was used to pay a portion of the purchase price and costs incurred with respect to the acquisition of VistaCare and to pay certain fees and expenses incurred in connection with the Credit Agreement. The revolving line of credit will be used to fund future acquisitions, working capital, capital expenditures and general corporate purposes. Borrowings under the Term Loan bear interest at an applicable margin above an Index Rate (based on the higher of the prime rate or 50 basis points over the federal funds rate) or above LIBOR. Borrowings outstanding under the revolving line of credit bear interest at an applicable margin above LIBOR or the Index Rate. As of March 31, 2008, both the applicable term loan margin and the applicable revolver margin for LIBOR loans was 3.00% and for Index Rate loans was 2.00% and, based on our leverage ratio, each may increase up to 3.25% for LIBOR loans and up to 2.25% for Index Rate loans.
     At March 31, 2008, $70 million of the Term Loan bears interest at LIBOR plus 3.00% (ranging from 5.34% to 5.60%) and $60 million of the Term Loan bears interest at the Index Rate plus 2.00% (7.25%). There were no borrowings outstanding on the revolving line of credit at March 31, 2008.
     The final installment of the Term Loan is due on February 28, 2014 and the revolving line of credit will expire on February 28, 2013. The revolving line of credit has an unused facility fee of 0.25% per annum. In connection with the acquisition of VistaCare, all of the subsidiaries of VistaCare (together with us, and certain of our subsidiaries, including VistaCare, the “Odyssey Obligors”) have become guarantors of the obligations under the Credit Agreement and have granted security interests in substantially all of their existing and after-acquired personal property. The Term Loan and the revolving line of credit are secured by substantially all of the Odyssey Obligors’ existing and after-acquired personal property, including the stock of certain subsidiaries owned by the Odyssey

Obligors but not party to the Credit Agreement. The Odyssey Obligors are subject to affirmative and negative covenants under the Credit Agreement, including financial covenants consisting of a maximum leverage ratio and a minimum fixed charge coverage ratio.
     In connection with the execution of the Credit Agreement, we incurred approximately $4.0 million of loan costs which are being amortized using the effective interest method over the life of the Credit Agreement.
     Subsequent to March 31, 2008, we entered into an interest rate swap agreement, which effectively converts a notional amount of $40 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in April 2011. We pay a rate of 5.95% and receive LIBOR plus 3.0%, which was 5.72% at inception, with respect to this interest rate swap. We also entered into another interest rate swap agreement in April 2008, which effectively converts a notional amount of $20 million of floating rate borrowings to fixed rate borrowings. The term of this second interest rate swap also expires in April 2011. In connection with this second interest rate swap agreement, we pay a rate of 6.42% and receive LIBOR plus 3.0%, which was 5.92% at inception. We are exposed to credit losses in the event of nonperformance by the counterparties to the two interest rate swap agreements. We believe the counterparties are creditworthy financial institutions and it is anticipated that the counterparties will be able to fully satisfy their obligations under the contracts. The interest rate swaps are designated as cash flow hedges and we believe that the hedges will be highly effective. Changes in fair value of the interest rate swaps, net of income tax, will be recognized through other comprehensive income.
     We had tax exempt auction rate securities (“ARS”) of $41.5 million at December 31, 2007, which were classified as current assets, and $32.6 million at March 31, 2008, which were classified as long-term assets. The ARS we hold are private placement securities for which the interest rates are reset every 35 days. The reset dates have historically provided a liquid market for these securities as investors historically could readily sell their investments. These securities generally have not experienced payment defaults and are backed by student loans, which carry guarantees as provided for under the Federal Family Education Loan Program of the U.S. Department of Education, or backed by municipal governments. All of the securities were AAA/Aaa rated at March 31, 2008. To date we have collected all interest payments on all of our ARS when due and expect to continue to do so in the future. With the liquidity issues experienced in global credit and capital markets, we have not been able to liquidate any ARS since early February of 2008. We successfully liquidated $8.4 million of securities in January 2008 at par. The principal associated with ARS will not be accessible until successful ARS auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to maturity, or final payments come due according to contractual maturities from 2 to 29 years. We expect that we will receive the principal associated with these ARS through one of these means.
     Due to the liquidity issues in the market we determined, in the first quarter of 2008, that the fair value of our ARS was no longer at par value. We prepared discounted cash flow analysis for our ARS using an estimated maturity of one year, which is when we estimate we will be able to liquidate these securities at par. We used a discount rate to reflect the current reduced liquidity of these securities. As a result of this analysis, we reduced the value of the ARS by $0.5 million, which was recognized through other comprehensive income, net of tax of $0.3 million.
     If the uncertainties in the credit and capital markets continue or these markets deteriorate further, these securities may not provide liquidity to us when needed or maintain the fair values we estimated. If we have to liquidate any ARS at this time, we could incur significant losses. We currently believe that we have sufficient liquidity for our current needs without selling any ARS and do not currently intend to attempt to further liquidate these securities until market conditions improve. If our currently available resources are not sufficient for our needs and we are not able to liquidate any ARS on acceptable terms on a timely basis, it could have a significant impact on our cash flows, financial condition and results of operations.
     On May 4, 2007, we announced the adoption of a stock repurchase program to repurchase up to $50.0 million of our common stock over the twelve month period beginning on May 4, 2007 either in the open market or through privately negotiated transactions, subject to market conditions and other factors. The repurchased shares will be added to our treasury shares and may be used for employee stock plans and for other corporate purposes. The stock has been repurchased utilizing working capital and borrowings under our revolving line of credit. As of March 31, 2008 and since the adoption of this program, we had repurchased 1,056,623 shares of our common stock for approximately $13.1 million (average cost of $12.42 per share). No shares were purchased during the three months ended March 31, 2008. We may repurchase up to an additional $36.9 million under our current stock repurchase program; however, the terms of our credit agreement currently restrict our ability to repurchase any additional stock until our leverage ratio reaches a certain level, which is not expected to be reached within the next twelve months.

     We expect that our principal liquidity requirements will be for debt service, Medicare cap contractual adjustments, working capital, new hospice program and inpatient development, hospice acquisitions, acquisition and implementation of a new integrated billing system, stock repurchases program and other capital expenditures. We expect that our existing funds, cash flows from operating activities, operating leases, normal trade credit terms and our existing revolving line of credit under the Credit Agreement will be sufficient to fund our principal liquidity requirements for at least 12 months following the date of this Quarterly Report on Form 10-Q. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including receipt of payments for our services, changes in the Medicare per beneficiary cap amount, changes in Medicare payment rates, regulatory changes and compliance with new regulations, expense levels, capital expenditures, development of new hospices and acquisitions, government and private party legal proceedings and investigations and our ability to enter into a new credit agreement on satisfactory terms to us.
OFF-BALANCE SHEET ARRANGEMENTS
     As of March 31, 2008, we did not have any off-balance sheet arrangements.
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board issued statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) which removes leasing transactions from the scope of SFAS 157. FSP 157-1 is effective upon adoption of SFAS 157. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually to fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. We did not have a material impact from the implementation of SFAS 157 on our financial condition and results of operations.
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for financial statements beginning after November 15, 2007, with early adoption permitted. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains or losses on items for which the fair value option has been elected would be reported in earnings. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We did not have a material impact from the implementation of SFAS 159 on our financial position and results of operations.
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. While we have not evaluated the impact of SFAS 141R on our financial condition and results of operations, we will be required to expense costs related to any future acquisitions beginning January 1, 2009.
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 is effective for financial statements beginning after December 15, 2008 with early adoption prohibited. All presentation and disclosure requirements will be applied retrospectively for all periods presented. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, sometimes call minority interest, and for the deconsolidation of a subsidiary. Noncontrolling interest will be reported as a component of equity in the consolidated financial statements. Consolidated net income will be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, with additional disclosures on the face of the statement of operations of the amounts of consolidated net income are attributable to the parent and the noncontrolling interests. SFAS 160 establishes that a change in a parent’s ownership interest in a subsidiary that does not result in deconsolidation are equity transactions. A gain or loss in net income is recognized for changes that result in deconsolidation. We have not yet determined the full impact of SFAS 160 on our financial condition and results of operations, but we anticipate reclassification of our minority interests in consolidated subsidiaries in our consolidated balance sheets, consolidated statements of operations and consolidated statements of stockholders’ equity.
     In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is effective for financial statements beginning after November 15, 2008. SFAS 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities to include how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. We do not anticipate any impact on our financial condition or results of operations from the adoption of SFAS 161.
PAYMENT, LEGISLATIVE AND REGULATORY CHANGES
     We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could materially adversely affect our net patient service revenue and profitability. On May 1, 2008, Centers for Medicare and Medicaid Services (“CMS”) published a proposed rule in the Federal Register that would modify the hospice wage index by phasing out over a three year period the budget neutrality adjustment factor. The phase out would occur over a three year period beginning on October 1, 2008, with 25% of the phase-out becoming effective on October 1, 2008, 50% becoming effective on October 1, 2009 and the balance on October 1, 2010. We have estimated that the proposed rule would reduce our net patient service revenue by approximately 1.2% in 2008 and 1.5% in 2009. We cannot predict at this time whether the proposed rule will be implemented in its current form.
     For the three months ended March 31, 2008, Medicare and Medicaid services constituted 92.8% and 4.0% of our net patient service revenue, respectively.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $130 million of variable rate debt instruments. A fluctuation of 100 basis points in interest rates on our variable rate debt instruments, which are tied to the LIBOR, would affect our earnings and cash flows by $1.3 million (pre-tax) per year but would not affect the fair market value of the variable rate debt.
     Subsequent to March 31, 2008, we entered into an interest rate swap agreement, which effectively converts a notional amount of $40 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in April 2011. We pay a rate of 5.95% and receive LIBOR plus 3.0%, which was 5.72% at inception with respect to this interest rate swap. We also entered into a second interest rate swap agreement in April 2008, which effectively converts a notional amount of $20 million of floating rate borrowings to fixed rate borrowings. The term of this second interest rate swap expires in April 2011. In connection with this second interest rate swap agreement, we pay a rate of 6.42% and receive LIBOR plus 3.0%, which was 5.92% at inception. We are exposed to credit losses in the event of nonperformance by the counterparties. We believe the counterparties are creditworthy financial institutions and it is anticipated that the counterparties will be able to fully satisfy their obligations under the contracts. The interest rate swaps are designated as cash flow hedges and we believe that the hedges will be highly effective.

ITEM 4. CONTROLS AND PROCEDURES
     Our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008, and based on such evaluation have concluded that such disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action for the benefit of us, as nominal defendant, against our former Chief Executive Officers, former Chief Financial Officer and former Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs of us and seven of the current members of our board of directors and two former members of our board of directors. The petition alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, members of the board of directors and two former members of the board of directors. The petition sought unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages were sought from us. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of us, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and was consolidated with the above lawsuit filed by Mr. Connolly. On July 28, 2006, plaintiffs filed a third amended consolidated petition making substantially similar claims as those in the original petition. The individual defendants and us filed a motion to dismiss and/or special exceptions on August 15, 2006. On September 28, 2006, the Court granted the individual defendants’ and the Company’s special exceptions and on October 3, 2006, entered a final order of dismissal without prejudice. On November 2, 2006, plaintiffs filed a Notice of Appeal to appeal the Court’s decision to dismiss the petition to the Court of Appeals for the Fifth District of Texas at Dallas. The briefing on the appeal was completed on July 5, 2007, and oral argument was completed on November 27, 2007. While we cannot predict the outcome of the matter, we believe the claims are without merit. If any of these claims are successfully asserted against the defendants, there could be a material adverse effect on us due to the indemnification provisions found in the Delaware General Corporation Law, certificate of incorporation and indemnification agreements entered into between us and each of the individual defendants.
     On December 30, 2004, in the United States District Court for the Northern District of Texas, Dallas Division, John O.Hanson brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against our former Chief Executive Officers and former Chief Financial Officer and seven of the current members of board of directors and a former member of our board of directors. The complaint alleges breach of fiduciary duty, abuse of control, aiding and abetting breach of fiduciary duty and gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the individual defendants. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages are sought from us. On November 20, 2006, the individual defendants and we filed a motion to dismiss defendant’s complaint. The District Court granted the individual defendants’ and our motion to dismiss on September 21, 2007, and plaintiff’s time to file a notice of appeal has expired. On October 2, 2007, plaintiff sent us a demand letter requesting that we assert the claims set forth in the complaint against the defendants named in the complaint. Our board of directors is currently reviewing the demand.
     On February 14, 2008 we received a letter from the Medicaid Fraud Control Unit Texas Attorney General’s office notifying us that it is conducting an investigation concerning Medicaid hospice services provided by us and requesting medical records of approximately 50 patients served by our programs in the State of Texas. Based on the early stage of this investigation and limited information that we have at this time we cannot predict the outcome of this investigation, the Texas Attorney General’s views of the issues being investigated, any actions that the Texas Attorney General may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources. We believe that we are in material compliance with the rules and regulations applicable to the Texas Medicaid hospice program.

     On May 5, 2008, we received a letter from the United States Department of Justice (“DOJ”) notifying us that it is conducting an investigation of VistaCare, Inc. and requesting we provide certain information and documents related to its investigation of claims submitted by VistaCare to the Unites States from January 1, 2003 through the present. The DOJ is reviewing allegations that VistaCare may have billed the federal Medicare and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. We are currently reviewing the information request and intend to cooperate with the DOJ in its review of the allegations. Based on the early stage of this investigation and limited information that we have at this time we cannot predict the outcome of the investigation, the DOJ’s views of the issues being investigated, any actions that the DOJ may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.
     From time to time, we may be involved in other litigation matters relating to claims that arise in the ordinary course of our business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to us, we do not believe that the resolution of these other litigation matters to which we are currently a party will have a material adverse effect on our business, results of operations or liquidity. As of March 31, 2008, we have accrued approximately $0.5 million related to the other litigation matters discussed above.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On May 4, 2007, we announced the adoption of a stock repurchase program to repurchase up to $50.0 million of our common stock over the twelve month period beginning on May 4, 2007 either in the open market or through privately negotiated transactions, subject to market conditions and other factors. The repurchased shares will be added to our treasury shares and may be used for employee stock plans and for other corporate purposes. The stock has been repurchased utilizing working capital and borrowings under our revolving line of credit. As of March 31, 2008 and since the adoption of this program we had repurchased 1,056,623 shares of our common stock for approximately $13.1 million (average cost of $12.42 per share). No shares were purchased during the three months ended March 31, 2008. As of March 31, 2008, we had approximately 32.7 million shares outstanding. We may repurchase up to an additional $36.9 million under the stock repurchase program; however, the terms of our credit agreement currently restrict our ability to repurchase any additional stock until our leverage ratio reaches a certain level, which is not expected to be reached within the next twelve months. The following table sets forth the repurchase data for each of the three months during the first quarter ended March 31, 2008:

				(d)
			(c)	Approximate
			Total Number of Shares	Dollar Value of
	(a)	(b)	Purchased as Part	Shares that May
	Total Number	Average	of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
January 1-January 31	—	—	—	$36,881,345
February 1-February 29	—	—	—	$36,881,345
March 1-March 31	—	—	—	$36,881,345
Total	—	—	—	$36,881,345

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated January 15, 2008, among Odyssey HealthCare Holding Company, OHC Investment, Inc. and VistaCare, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 15, 2008) (1)

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

3.3	First Amendment to the Second Amended and Restated Bylaws of Odyssey HealthCare, Inc., effective as of December 20, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on December 21, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)

4.2	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.3	Rights Agreement dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

10.1	Second Amended and Restated Credit Agreement, dated February 28, 2008, by and among General Electric Capital Corporation, a Delaware corporation, individually as Lender and as Agent for the Lenders, the other Lenders signatory thereto, Odyssey HealthCare Operating A, LP, a Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, OHC Investment, Inc., a Delaware corporation and the other Credit Parties signatory thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 4, 2008)

10.2	Employment Agreement by and between Odyssey HealthCare, Inc., and Frank Anastasio, dated March 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 21, 2008)

31.1	Certification required by Rule 13a-14(a), dated May 12, 2008, by Robert A. Lefton, Chief Executive Officer*

31.2	Certification required by Rule 13a-14(a), dated May 12, 2008, by R. Dirk Allison, Chief Financial Officer*

32.1	Certification required by Rule 13a-14(b), dated May 12, 2008, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer**

*	Filed herewith.

**	Furnished herewith.

(1)	The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the SEC upon request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY HEALTHCARE, INC.
Date: May 12, 2008	By:	/s/ Robert A. Lefton
Robert A. Lefton
President and Chief Executive Officer

Date: May 12, 2008	By:	/s/ R. Dirk Allison
R. Dirk Allison
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated January 15, 2008, among Odyssey HealthCare Holding Company, OHC Investment, Inc. and VistaCare, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 15, 2008) (1)

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

3.3	First Amendment to the Second Amended and Restated Bylaws of Odyssey HealthCare, Inc., effective as of December 20, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on December 21, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)

4.2	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.3	Rights Agreement dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

10.1	Second Amended and Restated Credit Agreement, dated February 28, 2008, by and among General Electric Capital Corporation, a Delaware corporation, individually as Lender and as Agent for the Lenders, the other Lenders signatory thereto, Odyssey HealthCare Operating A, LP, a Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, OHC Investment, Inc., a Delaware corporation and the other Credit Parties signatory thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 4, 2008)

10.2	Employment Agreement by and between Odyssey HealthCare, Inc., and Frank Anastasio, dated March 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 21, 2008)

31.1	Certification required by Rule 13a-14(a), dated May 12, 2008, by Robert A. Lefton, Chief Executive Officer*

31.2	Certification required by Rule 13a-14(a), dated May 12, 2008, by R. Dirk Allison, Chief Financial Officer*

32.1	Certification required by Rule 13a-14(b), dated May 12, 2008, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer**

*	Filed herewith.

**	Furnished herewith.

(1)	The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the SEC upon request.