Form 10-Q
period 2008-06-30
ODYSSEY HEALTHCARE INC
filed 2008-08-08
CIK 1129623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     The number of outstanding shares of the issuer’s common stock as of August 6, 2008 was as follows: 32,808,468 shares of Common Stock, $0.001 par value per share.

FORM 10-Q
ODYSSEY HEALTHCARE, INC.
FOR THE QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	June 30,
	2007	2008
	(see Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,386	$34,929
Short-term investments	49,793	15,822
Accounts receivable from patient services, net of allowance for uncollectible accounts of $4,363 and $7,098 at December 31, 2007 and June 30, 2008, respectively	77,433	123,683
Income taxes receivable	1,968	5,161
Deferred tax asset	1,400	2,316
Prepaid expenses and other current assets	5,414	11,951
Assets of discontinued operations	2,830	2,221

Total current assets	151,224	196,083
Property and equipment, net of accumulated depreciation	21,757	27,418
Long-term investments	—	16,706
Goodwill	98,179	207,554
Intangibles, net of accumulated amortization	4,049	7,293
Other assets	—	2,704

Total assets	$275,209	$457,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,109	$7,678
Accrued compensation	16,797	31,025
Accrued nursing home costs	14,146	19,696
Accrued Medicare cap contractual adjustments	21,682	28,929
Other accrued expenses	17,445	40,907
Current maturities of long-term debt	1	6,500

Total current liabilities	76,180	134,735
Long-term debt, less current maturities	—	121,875
Deferred tax liability	14,041	9,888
Other liabilities	1,256	2,111
Minority interests in consolidated subsidiaries	895	1,429
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares — 75,000,000
Issued and outstanding shares — 38,063,439 and 38,155,540 at December 31, 2007 and June 30, 2008, respectively	38	38
Additional paid-in capital	113,339	115,708
Retained earnings	139,414	142,600
Accumulated other comprehensive loss	—	(672)
Treasury stock, at cost, 5,347,072 shares held at December 31, 2007 and June 30, 2008	(69,954)	(69,954)

Total stockholders’ equity	182,837	187,720

Total liabilities and stockholders’ equity	$275,209	$457,758

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Net patient service revenue	$99,602	$160,716	$196,231	$283,525
Operating expenses:
Direct hospice care	58,326	94,371	115,393	165,832
General and administrative — hospice care	20,989	34,643	41,397	61,816
General and administrative — support center	10,262	18,702	20,888	32,741
Provision for uncollectible accounts	1,139	2,979	1,714	5,230
Depreciation	1,332	2,056	2,662	3,707
Amortization	69	102	128	167

Income from continuing operations before other income (expense)	7,485	7,863	14,049	14,032

Other income (expense):
Interest income	618	540	1,258	1,191
Interest expense	(49)	(2,094)	(97)	(3,321)
Other expense	—	—	—	—
Minority interest in earnings of consolidated subsidiaries	—	(13)	—	20

	569	(1,567)	1,161	(2,110)

Income from continuing operations before provision for income taxes	8,054	6,296	15,210	11,922
Provision for income taxes	2,831	2,278	5,415	4,308

Income from continuing operations	5,223	4,018	9,795	7,614
Loss from discontinued operations, net of tax	(1,045)	(2,365)	(1,962)	(4,428)

Net income	$4,178	$1,653	$7,833	$3,186

Income (loss) per common share:
Basic:
Continuing operations	$0.16	$0.12	$0.29	$0.23
Discontinued operations	(0.03)	(0.07)	(0.06)	(0.13)

Net income	$0.13	$0.05	$0.23	$0.10

Diluted:
Continuing operations	$0.15	$0.12	$0.29	$0.23
Discontinued operations	(0.03)	(0.07)	(0.06)	(0.13)

Net income	$0.12	$0.05	$0.23	$0.10

Weighted average shares outstanding:
Basic	33,276	32,660	33,407	32,650
Diluted	33,466	32,872	33,590	32,853
The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2007	2008
Operating Activities
Net income	$7,833	$3,186
Adjustments to reconcile net income to net cash provided by operating activities and discontinued operations:
Loss from discontinued operations, net of income taxes	1,962	4,428
Depreciation and amortization	2,790	3,874
Minority interest in income of subsidiaries	—	(20)
Amortization of debt issue costs	54	523
Stock-based compensation	2,051	2,123
Deferred tax expense (benefit)	(633)	2,050
Tax benefit realized for stock option exercises	(115)	(16)
Provision for uncollectible accounts	1,714	5,230
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(13,093)	(10,451)
Other current assets	3,839	(6,733)
Accounts payable, accrued nursing home costs, accrued Medicare cap contractual adjustments and other accrued expenses	405	2,070

Net cash provided by operating activities and discontinued operations	6,807	6,264

Investing Activities
Cash paid for acquisitions, net of cash acquired, and procurement of licenses	(1,273)	(123,380)
Cash received from the sale of a hospice program	430	160
Decrease in investments	16,304	16,871
Purchases of property and equipment	(6,429)	(2,247)

Net cash (used in) provided by investing activities	9,032	(108,596)

Financing Activities
Proceeds from issuance of common stock	842	246
Cash received from sale of partnership interests	—	554
Tax benefit realized for stock option exercises	115	16
Purchases of treasury stock	(10,747)	—
Payments of debt issue costs	(341)	(4,315)
Proceeds on issuance of debt	—	130,000
Payments on debt	(1)	(1,626)

Net cash provided by (used in) financing activities	(10,132)	124,875

Net increase in cash and cash equivalents	5,707	22,543
Cash and cash equivalents, beginning of period	7,572	12,386

Cash and cash equivalents, end of period	$13,279	$34,929

Supplemental cash flow information
Interest paid	$42	$2,443
Income taxes paid	$194	$1,367
The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2008
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
     The acquisition described in Note 2 below significantly affects the comparability of the financial information as of June 30, 2008 and for the three and six month periods then ended.
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
2. ACQUISITION
          On March 6, 2008, the Company completed its acquisition of Scottsdale, Arizona-based VistaCare, Inc. (“VistaCare”) for $8.60 per share, or approximately $144.0 million, plus $2.0 million in transaction costs. The transaction was structured as a two-step acquisition including a cash tender offer for all outstanding shares of VistaCare common stock followed by a cash merger in which the Company acquired all of the remaining outstanding shares of VistaCare common stock. The transaction substantially extends the Company’s industry leadership and geographic reach. The Company also believes that the transaction creates additional visibility that adds value in its marketing, recruiting and development activities. With the completion of this transaction, the Company has approximately 100 Medicare-certified hospice locations in 30 states and an average daily census of more than 12,000 patients. The operations of VistaCare were included in the Company’s results of operations beginning February 29, 2008. For its fiscal year ended September 30, 2007, VistaCare reported annual revenues of approximately $241.0 million.
          The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on these estimated fair values. The Company is in the process of obtaining independent appraisals of acquired property and equipment and identifiable intangible assets and their remaining useful lives. The Company is also reviewing and determining the fair value of other assets and liabilities assumed. Therefore, the allocation of the purchase price is subject to revision based on the final determination of the appraisals and other fair value determinations. The preliminary estimated fair values of the assets acquired and liabilities assumed relating to the acquisition are summarized below (in millions):

Current assets	$70.7
Property and equipment	6.7
Other assets	9.6
Goodwill	109.3

Total assets acquired	196.3
Current liabilities	48.5
Other liabilities	1.8

Net assets acquired	$146.0

Goodwill of $109.3 million will be allocated to the operating segments related to VistaCare, but the allocation has not yet been determined at this time. Of the total amount, no amount is expected to be deductible for tax purposes.
          Prior to the acquisition, the Company determined that it would transition the VistaCare corporate functions to the Company’s corporate office. The Company has finalized the transition plans, which the Company anticipates will be completed by the fourth quarter of 2008. Estimated liabilities of $6.7 million for severance costs, $2.0 million for lease termination costs, $0.3 million related to a buyout of a non-compete and $0.2 million for bonuses related to the transition were recorded as part of the purchase price allocation.
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

	For the six months
	ended June 30,
	(in millions, except per share data)
	2007	2008
Revenues	$314.7	$320.6
Income from continuing operations	$7.4	$2.7
Net income (loss)	$5.5	$(1.6)

Income (loss) per common share:
Basic:
Continuing operations	$0.22	$0.08
Net	$0.17	$(0.05)
Diluted:
Continuing operations	$0.22	$0.08
Net	$0.16	$(0.05)
3. STOCK BENEFIT PLANS
     A summary of stock option activity under the Company’s stock compensation plans at June 30, 2008 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at January 1, 2008	3,253,004	$16.38
Granted	15,000	$10.27
Exercised	(9,946)	$4.78
Cancelled	(910,719)	$17.20

Outstanding at June 30, 2008	2,347,339	$16.07	6.11	$729,784

Exercisable at June 30, 2008	1,738,480	$17.24	5.30	$729,784

          The weighted average deemed fair value of the options granted was $4.74 for the six months ended June 30, 2008. The total aggregate intrinsic value of options exercised was $1.6 million and $42,000 during the six months ended June 30, 2007 and 2008, respectively. The total fair value of options that vested during the six months ended June 30, 2007 and 2008 was $1.1 million and $0.5 million, respectively.
          A summary of the Company’s non-vested shares including restricted shares at June 30, 2008 is presented below for the 2001 Equity-Based Compensation Plan (“Compensation Plan”). There are no non-vested shares remaining under the Odyssey HealthCare, Inc. Stock Option Plan (“Stock Option Plan”) as of June 30, 2008.

	Compensation Plan
		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2008	1,196,929	$7.21
Granted	513,532	$9.08
Vested	(52,682)	$10.12
Cancelled	(380,848)	$6.13

Non-vested at June 30, 2008	1,276,931	$7.78

     As of June 30, 2008, there was $10.7 million (pre-tax) of total unrecognized stock-based compensation expense related to the Company’s non-vested stock-based compensation plans which is expected to be recognized over a weighted-average period of 2.4 years. Cash received from option exercises under stock-based payment arrangements during the six months ended June 30, 2007 and 2008 was $0.6 million and $48,000, respectively. There were 1,853,741 shares available for issuance under the Compensation Plan as of June 30, 2008.
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
     On February 12, 2008, the Company granted RSU’s to certain employees. The total number and vesting of the incentive-based RSUs that would be eligible for each award recipient is based upon the Company attaining certain specified EPS from continuing operations targets for 2008. Provided the award recipient remains an employee continuously from the date of grant through the applicable vesting date, one-fourth of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, would vest on the date the Committee certifies that the EPS target for 2008 had been met. The remaining three-fourths of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, will vest in three equal, annual installments beginning on February 12, 2010. During the six months ended June 30, 2008, the

Company determined that it was probable that 160,693 of the incentive-based RSUs would be earned and eligible to vest based on a certain EPS target. The fair value of these incentive-based RSUs was $1.5 million, which represents the fair market value of the common stock of $9.18 per share on the date of grant, which was February 12, 2008. This amount will be recognized as stock-based compensation on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For the six months ended June 30, 2008, the Company recorded stock-based compensation of $0.1 million related to these incentive-based RSUs.
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
4. REPURCHASE OF COMMON STOCK
     On May 4, 2007, the Company announced the adoption of a stock repurchase program to repurchase up to $50.0 million of the Company’s common stock over the twelve month period beginning on May 4, 2007 either in the open market or through privately negotiated transactions, subject to market conditions and other factors. The repurchased shares were added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. The stock has been repurchased utilizing working capital and borrowings under the Company’s revolving line of credit. As of June 30, 2008 and since the adoption of this program, the Company had repurchased 1,056,623 shares of its common stock for approximately $13.1 million (average cost of $12.42 per share). No shares were purchased during the six months ended June 30, 2008. The stock repurchase program expired on May 4, 2008. The terms of the Company’s credit agreement restricts the Company’s ability to repurchase any additional stock until its leverage ratio reaches a certain level, which is not expected to be reached within the next twelve months.

5. NET INCOME PER COMMON SHARE
     The following table presents the calculation of basic and diluted net income per common share:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2008	2007	2008
	(in thousands, except per		(in thousands, except per
	share amounts)		share amounts)
Numerator
Numerator for net income per share -
Income from continuing operations	$5,223	$4,018	$9,795	$7,614
Loss from discontinued operations, net of tax	$(1,045)	$(2,365)	$(1,962)	$(4,428)

Net income	$4,178	$1,653	$7,833	$3,186

Denominator
Denominator for basic net income per share — weighted average shares	33,276	32,660	33,407	32,650
Effect of dilutive securities:
Employee stock options and restricted stock awards	188	210	181	201
Series B Preferred Stock Warrants convertible to common stock	2	2	2	2

Denominator for diluted net income per share — adjusted weighted average shares and assumed or actual conversions	33,466	32,872	33,590	32,853

Income (loss) per common share:
Basic:
Continuing operations	$0.16	$0.12	$0.29	$0.23
Discontinued operations	$(0.03)	$(0.07)	$(0.06)	$(0.13)

Net income	$0.13	$0.05	$0.23	$0.10

Diluted:
Continuing operations	$0.15	$0.12	$0.29	$0.23
Discontinued operations	$(0.03)	$(0.07)	$(0.06)	$(0.13)

Net income	$0.12	$0.05	$0.23	$0.10

     For the three and six months ended June 30, 2007, options outstanding of 2,928,663 were not included in the computation of diluted earnings per share because either the exercise prices of the options were greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares, and thus the inclusion would have been antidilutive.
     For the three and six months ended June 30, 2008, options outstanding of 2,133,725 were not included in the computation of diluted earnings per share because either the exercise prices of the options were greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares, and thus the inclusion would have been antidilutive.
6. SHORT-TERM INVESTMENTS
     The Company had tax exempt auction rate securities (“ARS”) of $41.5 million at December 31, 2007, which were classified as current assets, and $16.7 million at June 30, 2008, which were classified as long-term assets. The ARS held by the Company are private placement securities for which the interest rates are reset every 35 days. The reset dates have historically provided a liquid market for these securities as investors historically could readily sell their investments. These securities generally have not experienced payment defaults and are backed by student loans, which carry guarantees as provided for under the Federal Family Education Loan Program of the U.S. Department of Education, or backed by municipal governments. All of the securities were AAA/Aaa rated at June 30, 2008. To date the Company has collected all interest payments on all of its ARS when due and expects to continue to do so in the future. With the liquidity issues experienced in global credit and capital markets, the Company has had difficulty liquidating its ARS since early February of 2008. The Company successfully liquidated $8.4 million of ARS in January 2008 and $8.0 million of ARS in June 2008 at par. Subsequent to June 30, 2008, the Company successfully liquidated another $8.0 million in July 2008 at par. The $8.0 million liquidated in July 2008 was classified as a short-term investment as of June 30, 2008.

The remaining principal of $17.1 million associated with ARS will not be accessible until successful ARS auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to maturity, or final payments come due according to contractual maturities from 2 to 29 years. The Company expects that it will receive the principal associated with these ARS through one of these means.
     Based on the fair value determinations described in Note 14, the Company prepared a discounted cash flow analysis for its ARS using an estimated maturity of one year, which is when the Company estimates it will be able to liquidate these securities at par. The Company used a discount rate to reflect the current reduced liquidity of these securities. As a result of this analysis, the Company reduced the value of the ARS by $0.4 million as of June 30, 2008, which was recognized through other comprehensive loss, net of tax of $0.3 million.
     If the uncertainties in the credit and capital markets continue or these markets deteriorate further, these securities may not provide liquidity to the Company when needed or maintain the fair values estimated by the Company. If the Company had to liquidate any ARS at this time, it could incur significant losses. The Company currently believes that it has sufficient liquidity for its current needs without selling any ARS and does not currently intend to attempt to liquidate these securities at a discount until market conditions improve. If the Company’s currently available resources are not sufficient for its needs and it is not able to liquidate any ARS on acceptable terms on a timely basis, it could have a significant impact on the Company’s cash flows, financial condition and results of operations.
7. OTHER ACCRUED EXPENSES
     Other accrued expenses are as follows:

	As of	As of
	December 31,	June 30,
	2007	2008
	(in thousands)
Workers’ compensation	$2,182	$6,385
Inpatient	5,020	6,719
Rent	1,649	8,973
Pharmacy	333	1,089
Medical supplies and durable medical equipment	1,677	3,087
Property taxes	340	336
Medical director fees	487	387
Professional fees	962	2,854
New billing system and computer software	2,646	2,024
Interest	191	1,093
Transaction costs	—	470
Other	1,958	7,490

	$17,445	$40,907

8. DISCONTINUED OPERATIONS
     We conduct an ongoing strategic review of our hospice programs from which we evaluate hospice programs and decide to sell or close certain hospice programs.
     On January 29, 2007, the Company announced that it would exit the Tulsa, Oklahoma hospice market, which was located in the Company’s Central region, and on February 22, 2007, the Company sold its Tulsa hospice program. As part of the sale, the purchaser assumed the office lease and purchased certain assets such as furniture/fixtures, equipment, deposits and licenses. The Company recognized a pre-tax loss of $0.1 million related to the sale of the program during the first quarter of 2007.
     The Company decided in the second quarter of 2007 to sell its Valdosta, Georgia; Columbia, South Carolina; St. George, Utah; Rockford, Illinois; and Allentown, Pennsylvania hospice programs and the Huntsville, Alabama alternate delivery site (“ADS”). The Company completed the sale of its Valdosta and Columbia programs, which were located in the Company’s Southeast region, on June 16, 2007 and recognized a pre-tax loss of $0.1 million in the second quarter on the sale of the programs. The Company completed the sale of its Huntsville ADS and its St. George and Allentown programs which were located in the Company’s Southeast, Mountain and Midwest regions, respectively, during the third quarter of 2007 and no material amounts were recorded as a result. The Company completed the sale of its Rockford program which was located in the Company’s Midwest region during the fourth quarter of 2007 and recognized a pre-tax gain of $0.1 million in the fourth quarter on the sale of the Rockford program.
     The Company decided in the fourth quarter of 2007 to sell its Odessa, Texas; Big Spring, Texas; Cincinnati, Ohio; and Wichita, Kansas hospice programs. The Company completed the sale of the Odessa and Big Spring programs which were located in the Company’s Mountain region on January 1, 2008 and recognized a pre-tax loss of $17,000 during the fourth quarter of 2007 related to the sale of the Odessa and Big Spring programs. The Company completed the sale of the Cincinnati and Wichita programs which were located in the Company’s Midwest and South Central regions, respectively during the first quarter of 2008 and no material amounts were recorded as a result.
     The Company decided in the first quarter of 2008 to sell the Baton Rouge, Louisiana; Ventura, California; Fort Wayne, Indiana; and Oklahoma City, Oklahoma hospice programs which are located in the Company’s Southeast, West, Midwest and South Central regions, respectively. The Company also decided to close the Bryan/College Station, Texas hospice program and the Dallas, Texas inpatient unit. The closures of the Bryan/College Station and Dallas inpatient unit programs, which were located in the Company’s Texas and South Central regions, respectively, resulted in a pre-tax loss of $1.5 million during the first quarter of 2008, which included an accrual for the future lease costs of these closed programs of $1.2 million.
     The Company decided in the second quarter of 2008 to close the Colorado Springs, Colorado inpatient unit and the Tucson, Arizona VistaCare program. The closures, which were located in the Company’s Mountain and VistaCare West regions, respectively, resulted in a pre-tax loss of $2.3 million during the second quarter of 2008, which includes an accrual for future lease costs of the closed programs of $2.1 million.
     The assets of these entities included in discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations.” The carrying amounts of these assets were as follows:

	As of	As of
	December 31,	June 30,
	2007	2008
	(in thousands)	(in thousands)
Prepaid expenses and other current assets	$85	$27
Property and equipment, net of accumulated depreciation	2,705	2,194
Medicare licenses	40	—

Total assets of discontinued operations	$2,830	$2,221

     Net revenue and losses for these entities and the write-down of assets sold were included in the consolidated statement of income as “Loss from discontinued operations, net of income taxes,” for all periods presented. The amounts are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2008	2007	2008
	(in thousands)		(in thousands)
Net patient service revenue	$6,608	$1,663	$13,527	$3,800

Pre-tax loss from operations	$(1,478)	$(3,835)	$(2,912)	$(6,824)
Benefit for income taxes	519	1,470	1,036	2,610

Loss from operations	(959)	(2,365)	(1,876)	(4,214)
Loss on sales, net of income taxes	(86)	—	(86)	(214)

Loss from discontinued operations, net of tax	$(1,045)	$(2,365)	$(1,962)	$(4,428)

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

Borrowings outstanding under the revolving line of credit bear interest at an applicable margin above LIBOR or the Index Rate. At June 30, 2008, both the applicable term loan margin and the applicable revolver margin for LIBOR loans was 3.00% and for Index Rate loans was 2.00% and, based on the Company’s leverage ratio, each may increase up to 3.25% for LIBOR loans and up to 2.25% for Index Rate loans.
     At June 30, 2008, $66.5 million of the Term Loan bears interest at LIBOR plus 3.00% (ranging from 5.34% to 5.92%) while $40.0 million of the Term Loan bears interest at a fixed rate of 5.95% and $20.0 million of the Term Loan bears interest at a fixed rate of 6.42% as a result of interest rate swap agreements. The remaining $1.9 million of the Term Loan bears interest at the Index Rate plus 2.00% (7.00%). In April 2008, the Company entered into two interest rate swap agreements described in Note 12 that effectively convert a notional amount of $60 million of floating rate borrowings to fixed rate borrowings. There were no borrowings outstanding on the revolving line of credit at June 30, 2008.
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
     The debt maturity schedule of the Term Loan is as follows (in millions):

2008	$3.3
2009	6.5
2010	11.4
2011	13.0
2012	15.4
Thereafter	78.8

Total	$128.4

     In connection with the execution of the Credit Agreement, the Company incurred approximately $4.3 million of loan costs which are being amortized using the effective interest method over the life of the Credit Agreement.
10. CONTINGENCIES AND GOVERNMENT SETTLEMENT
     On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action for the benefit of the Company, as nominal defendant, against the former Chief Executive Officers, former Chief Financial Officer and former Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs of the Company and seven of the current members of the board of directors of the Company and two former members of the board of directors of the Company. The petition alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, members of the board of directors and two former members of the board of directors. The petition sought unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages were sought from the Company. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of the Company, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and was consolidated with the above lawsuit filed by Mr. Connolly. On July 28, 2006, plaintiffs filed a third amended consolidated petition making substantially similar claims as those in the original petition. The individual defendants and the Company filed a motion to dismiss and/or special exceptions on August 15, 2006. On September 28, 2006, the Court granted the individual defendants’ and the Company’s special exceptions and on October 3, 2006, entered a final order of dismissal without prejudice. On November 2, 2006, plaintiffs filed a Notice of Appeal to appeal the Court’s decision to dismiss the petition to the Court of Appeals for the Fifth District of Texas at Dallas. On July 2, 2008, the Court of Appeals upheld the decision of the District Court to dismiss plaintiffs’ lawsuit. Plaintiffs have agreed that they will not appeal further the dismissal of their lawsuit.

     On December 30, 2004, in the United States District Court for the Northern District of Texas, Dallas Division, John O. Hanson brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against the former Chief Executive Officers and former Chief Financial Officer and seven of the current members of the board of directors of the Company and a former member of the board of directors of the Company. The complaint alleges breach of fiduciary duty, abuse of control, aiding and abetting breach of fiduciary duty and gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the individual defendants. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages are sought from the Company. On November 20, 2006, the individual defendants and the Company filed a motion to dismiss defendant’s complaint. The District Court granted the individual defendants’ and the Company’s motion to dismiss on September 21, 2007, and plaintiff’s time to file a notice of appeal has expired. On October 2, 2007, plaintiff sent the Company a demand letter requesting that the Company assert the claims set forth in the complaint against the defendants named in the complaint. The Company’s board of directors reviewed Mr. Hanson’s demand and in July 2008 determined that the claims are without merit and that it is not in the best interest of the Company or its stockholders to assert the claims raised in plaintiff’s demand letter.
     On February 14, 2008, the Company received a letter from the Medicaid Fraud Control Unit Texas Attorney General’s office notifying the Company that it is conducting an investigation concerning Medicaid hospice services provided by the Company and requesting medical records of approximately 50 patients served by the Company’s programs in the State of Texas. Based on the early stage of this investigation and the limited information that the Company has at this time it cannot predict the outcome of this investigation, the Texas Attorney General’s views of the issues being investigated, any actions that the Texas Attorney General may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources. The Company believes that it is in material compliance with the rules and regulations applicable to the Texas Medicaid hospice program.
     On May 5, 2008, the Company received a letter from the United States Department of Justice (“DOJ”) notifying the Company that it is conducting an investigation of VistaCare, Inc. and requesting the Company provide certain information and documents related to its investigation of claims submitted by VistaCare to Medicare and TRICARE from January 1, 2003 through the present. The DOJ is reviewing allegations that VistaCare may have billed the federal Medicare and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The Company is cooperating with the DOJ and has provided certain documents requested by the DOJ. Based on the early stage of this investigation and the limited information that the Company has at this time it cannot predict the outcome of the investigation, the DOJ’s views of the issues being investigated, any actions that the DOJ may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources.
     From time to time, the Company may be involved in other litigation matters relating to claims that arise in the ordinary course of its business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to the Company, the Company does not believe that the resolution of these other litigation matters to which the Company is currently a party will have a material adverse effect on the Company’s business, results of operations or liquidity. As of June 30, 2008, the Company has accrued approximately $2.1 million related to these other litigation matters.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
	(in thousands)		(in thousands)
Net patient service revenue:
Northeast	$11,276	$13,852	$21,416	$26,698
Southeast	16,543	17,994	32,557	35,301
South Central	10,514	8,976	20,528	18,379
Texas	15,851	16,758	30,774	33,420
Midwest	12,509	13,759	25,124	27,368
Mountain	18,114	17,996	36,447	35,892
West	15,091	16,942	29,681	33,546
VistaCare Central	—	16,386	—	22,516
VistaCare South	—	11,747	—	15,880
VistaCare West/North	—	26,631	—	36,245
VistaCare Support Center	—	—	—	66
Odyssey Support Center	(296)	(325)	(296)	(1,786)

	$99,602	$160,716	$196,231	$283,525

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
	(in thousands)		(in thousands)
Direct hospice care expenses:
Northeast	$6,288	$7,670	$12,280	$14,874
Southeast	10,660	11,028	21,101	21,735
South Central	6,545	6,021	12,739	12,389
Texas	9,972	10,259	19,601	20,308
Midwest	7,061	7,753	14,052	15,533
Mountain	9,907	9,576	19,836	19,186
West	7,893	8,658	15,784	17,140
VistaCare Central	—	9,995	—	13,462
VistaCare South	—	7,166	—	9,494
VistaCare West/North	—	16,245	—	21,711

	$58,326	$94,371	$115,393	$165,832

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
	(in thousands)		(in thousands)
Income (loss) from continuing operations before other income (expense):
Northeast	$2,250	$3,119	$3,859	$5,602
Southeast	2,151	2,663	4,216	5,360
South Central	1,356	114	2,732	245
Texas	2,140	2,435	3,759	5,106
Midwest	2,714	2,864	5,887	5,500
Mountain	4,400	4,477	8,988	8,641
West	3,735	4,743	7,078	9,222
VistaCare Central	—	2,255	—	3,531
VistaCare South	—	2,561	—	3,313
VistaCare West/North	—	5,681	—	7,954
VistaCare Support Center	—	(7,424)	—	(9,891)
Odyssey Support Center	(11,261)	(15,625)	(22,470)	(30,551)

	$7,485	$7,863	$14,049	$14,032

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Average Daily Census:
Northeast	905	1,076	864	1,036
Southeast	1,419	1,382	1,411	1,369
South Central	839	717	838	726
Texas	1,245	1,254	1,226	1,236
Midwest	985	1,039	989	1,021
Mountain	1,317	1,268	1,334	1,245
West	977	1,078	974	1,065
VistaCare Central	—	1,227	—	845
VistaCare South	—	987	—	656
VistaCare West/North	—	2,184	—	1,469

	7,687	12,212	7,636	10,668

	As of	As of
	December	June
	31, 2007	30, 2008
	(in thousands)
Total Assets:
Northeast	$13,597	$16,256
Southeast	27,110	28,309
South Central	33,079	33,010
Texas	39,527	37,860
Midwest	18,469	20,750
Mountain	46,491	45,845
West	21,236	22,315
VistaCare Central	—	7,564
VistaCare South	—	19,255
VistaCare West/North	—	32,564
VistaCare Support Center	—	13,253
Odyssey Support Center	75,700	180,777

	$275,209	$457,758

     12. DERIVATIVE FINANCIAL INSTRUMENTS
          The Company entered into an interest rate swap agreement during April 2008, which effectively converts a notional amount of $40 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in April 2011. The Company pays a rate of 5.95% and receives LIBOR plus 3.0%, which was 5.72% at inception, in connection with this interest rate swap agreement. The Company entered into a second interest rate swap agreement in April 2008, which effectively converts a notional amount of $20 million of floating rate borrowings to fixed rate borrowings. The term of this second interest rate swap also expires in April 2011. With respect to this second interest rate swap agreement, the Company pays a rate of 6.42% and receives LIBOR plus 3.0%, which was 5.92% at inception.
          The Company is exposed to credit losses in the event of nonperformance by the counterparties to the two interest rate swap agreements. The counterparties are creditworthy financial institutions and it is anticipated that the counterparties will be able to fully satisfy the obligations under the contracts. The interest rate swaps are designated as cash flow hedges and the Company believes that the hedges will be highly effective. Changes in fair value of the interest rate swaps, net of income tax, will be recognized through other comprehensive income or loss.
          Based on estimated fair values of the interest rate swaps as of June 30, 2008, the Company recorded approximately $0.4 million, net of income tax, of other comprehensive loss during the three months ended June 30, 2008.

13. EFFECTIVE TAX RATE
     The Company’s provision for income taxes consists of current and deferred federal and state income tax expenses. The Company’s effective tax rate for the three months ended June 30, 2007 and 2008 was approximately 35.2% and 36.2%, respectively. For the six months ended June 30, 2007 and 2008, the Company’s effective tax rate was approximately 35.6% and 36.1%, respectively. The Company estimates that its effective tax rate for 2008 will be approximately 35.0% to 38.0%.
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

          At June 30, 2008, the Company had assets related to its ARS of $17.1 million that were measured at fair value on a recurring basis using the Level 3 valuation technique as described in Note 6. These securities were transferred from Level 2 because quoted prices from broker-dealers were unavailable due to events described in Note 6.
          Also, at June 30, 2008, the Company had net liabilities related to its interest rate swaps of approximately $0.4 million, net of income tax, that were measured at fair value on a recurring basis using the Level 3 valuation.
          The following table presents the changes in fair value of the Company’s Level 3 assets related to ARS’s and the Company’s Level 3 liabilities (net) related to the interest rate swaps for the six months ended June 30, 2008 (in millions):

		Interest
	ARS’s	Rate Swaps
Balance at January 1, 2008	$—	$—
Transfer from Level 2	41.5	—
Transfer to Level 2	(8.0)	—
Sales of securities	(16.4)	—
Unrealized loss included in other comprehensive loss	(0.4)	(0.7)

Balance at June 30, 2008	$16.7	$(0.7)

15. COMPREHENSIVE INCOME
          Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS 130”) establishes guidelines for reporting changes in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes the net change in the fair value of ARS and interest rate swaps, net of income tax, and are included as a component of stockholders’ equity.

          The components of comprehensive income, net of income tax, are as follows (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2008	2007	2008
Net income	$4.2	$1.7	$7.8	$3.2
Other comprehensive income or loss, net of tax:
Unrealized income (loss) on interest rate swaps	—	(0.4)	—	(0.4)
Unrealized income (loss) on ARS	—	0.1	—	(0.3)

Comprehensive income	$4.2	$1.4	$7.8	$2.5

          Accumulated other comprehensive loss, net of income tax, at June 30, 2008 is comprised of $0.3 million and $0.4 million in losses related to the fair value of ARS and interest rate swaps, respectively.
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
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for financial statements beginning after November 15, 2007, with early adoption permitted. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains or losses on items for which the fair value option has been elected would be reported in earnings. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company did not elect to fair value any eligible items for the six months ended June 30, 2008 therefore, the adoption of SFAS 159 did not affect the Company’s consolidated financial condition or results from operations.
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
     In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which is effective 60 days following the SEC’s approval of the Public Company Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company does not anticipate any impact on its financial condition or results of operations from the adoption of SFAS 162.
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
OVERVIEW
     On March 6, 2008, we completed our acquisition of VistaCare, Inc. Following the completion of the VistaCare acquisition, we now serve approximately 12,000 patients and their families each day through approximately 100 Medicare-certified hospice locations in 30 states. We are currently in the process of integrating the VistaCare hospice programs into our operations and the VistaCare corporate functions with our own corporate functions at our Support Center. Our primary goal during our integration of the VistaCare acquisition is to maintain the VistaCare patient census and site level profitability while implementing best practices. We anticipate that the VistaCare corporate support functions will be fully transitioned to our Support Center by the end of the fourth quarter of 2008. See Note 2 in the unaudited consolidated financial statements for a more detailed description of the transaction. The VistaCare acquisition significantly affects the comparability of our financial information as of June 30, 2008 and for the three and six month periods then ended.
     We are one of the largest providers of hospice care in the United States in terms of both average daily patient census and number of Medicare-certified hospice programs. We operate all of our hospice programs through our operating subsidiaries. During the six months ended June 30, 2008, our average daily census was 10,668 patients, which represents a 39.7% increase over our average daily census of 7,636 patients for the six months ended June 30, 2007. Our average daily census increased by 4,435 patients due to the acquisition of the VistaCare operations. Our net patient service revenue of $283.5 million for the six months ended June 30, 2008 represents an increase of 44.5% over our net patient service revenue of $196.2 million for the six months ended June 30, 2007. We reported income from continuing operations of $7.6 million for the six months ended June 30, 2008, which represents a decrease of

22.3% from our income from continuing operations of $9.8 million for the six months ended June 30, 2007. We reported net income of $3.2 million, which includes a $4.4 million loss from discontinued operations, net of taxes, for the six months ended June 30, 2008 compared to net income of $7.8 million for the six months ended June 30, 2007, which includes a $2.0 million loss from discontinued operations, net of taxes.
     On May 4, 2007, we announced the adoption of a stock repurchase program to repurchase up to $50.0 million of our common stock over the twelve month period beginning on May 4, 2007 either in the open market or through privately negotiated transactions, subject to market conditions and other factors. The repurchased shares were added to our treasury shares and may be used for employee stock plans and for other corporate purposes. The stock has been repurchased utilizing working capital and borrowings under our revolving line of credit. As of June 30, 2008 and since the adoption of this program we had repurchased 1,056,623 shares of our common stock for approximately $13.1 million (average cost of $12.42 per share). No shares were purchased during the six months ended June 30, 2008. The stock repurchase program expired on May 4, 2008. The terms of our credit agreement restrict our ability to repurchase any additional stock until our leverage ratio reaches a certain level, which is not expected to be reached within the next twelve months.
DEVELOPED HOSPICES
     During the first quarter of 2007, our hospice program located in Boston, Massachusetts received its state licensure and received its Medicare certification in the second quarter of 2007. In addition, during the second quarter of 2007, we expanded the areas served by our Miami, Florida; Valdosta, Georgia; and Kansas City, Missouri hospice programs with the opening of Medicare certified alternate delivery sites in Monroe County, Florida; Douglas, Georgia; and Kearney, Missouri, respectively. During the first quarter of 2008, our hospice program located in Augusta, Georgia received its Medicare certification. During the second quarter of 2008, our hospice program located in Dayton, Ohio received its Medicare certification. During the second quarter of 2007 and 2008, we incurred pre-tax start-up losses of approximately $0.2 million and $0.3 million, respectively.
     Once a hospice becomes Medicare certified, the process is started to obtain Medicaid certification. This process takes approximately six months and varies from state to state.
DISCONTINUED OPERATIONS
     We conduct an ongoing strategic review of our hospice programs from which we evaluate hospice programs and decide to sell or close certain hospice programs.
     On January 29, 2007, we announced that we would exit the Tulsa, Oklahoma hospice market, which was located in our Central region, and on February 22, 2007, we sold the Tulsa hospice program. As part of the sale, the purchaser assumed the office lease and purchased certain assets such as furniture/fixtures, equipment, deposits and licenses. We recognized a loss of $0.1 million related to the sale of the program during the first quarter of 2007.
     We decided in the second quarter of 2007 to sell the Valdosta, Georgia; Columbia, South Carolina; St. George, Utah; Rockford, Illinois; and Allentown, Pennsylvania hospice programs and the Huntsville, Alabama alternate delivery site (“ADS”). We completed the sale of the Valdosta and Columbia programs, which were located in our Southeast region, on June 16, 2007 and recognized a pre-tax loss of $0.1 million in the second quarter on the sale of the programs. We completed the sale of the Huntsville ADS and our St. George and Allentown programs, which were located in our Southeast, Mountain and Midwest regions, respectively, during the third quarter of 2007 and no material amounts were recorded as a result. We completed the sale of the Rockford program, which was located in our Midwest region during the fourth quarter of 2007 and recognized a pre-tax gain of $0.1 million in the fourth quarter on the sale of the Rockford program.
     We decided in the fourth quarter of 2007 to sell the Odessa, Texas; Big Spring, Texas; Cincinnati, Ohio; and Wichita, Kansas hospice programs. We completed the sale of the Odessa and Big Spring programs which were located in our Mountain region on January 1, 2008 and recognized a pre-tax loss of $17,000 during the fourth quarter of 2007 related to the sale of the Odessa and Big Spring programs. We completed the sale of the Cincinnati and Wichita programs, which were located in our Midwest and South Central regions, respectively, during the first quarter of 2008 and no material amounts were recorded as a result.
     We decided in the first quarter of 2008 to sell the Baton Rouge, Louisiana; Ventura, California; Fort Wayne, Indiana; and Oklahoma City, Oklahoma hospice programs which are located in our Southeast, West, Midwest and South Central regions, repsectively. We also decided to close the Bryan/College Station, Texas hospice program and the Dallas, Texas inpatient unit. The closures of the Bryan/College Station and Dallas inpatient unit programs which were located in our Texas and South Central regions, respectively, resulted in a pre-tax loss of $1.5 million during the first quarter of 2008, which included an accrual for the future lease costs of these closed programs of $1.2 million.
     We decided in the second quarter of 2008 to close the Colorado Springs, Colorado inpatient unit and the Tucson, Arizona VistaCare program. The closures which were located in our Mountain and VistaCare West regions, respectively, resulted in a pre-tax loss of $2.3 million during the second quarter of 2008, which included an accrual for future lease costs of these closed programs of $2.1 million.
     During the six months ended June 30, 2007 and 2008, we recorded a charge of approximately $2.0 million and $4.4 million, respectively, net of taxes, or $0.06 and $0.13 per diluted share, respectively, related to these entities in discontinued operations. These charges are included in discontinued operations for the respective periods.
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
     Goodwill from our acquisitions was $207.6 million as of June 30, 2008, of which $109.3 million is a preliminary amount related to the VistaCare acquisition, representing 110.6% of stockholders’ equity and 45.3% of total assets as of June 30, 2008. We account for goodwill and other intangible assets based on the provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are reviewed for impairment annually (during the fourth quarter) or more frequently if indicators arise. As of June 30, 2008, no impairment charges have been recorded by us. Other intangible assets continue to be amortized over their remaining useful lives.
NET PATIENT SERVICE REVENUE
     Net patient service revenue is the estimated net realizable revenue from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered to our patients. To determine net patient service revenue, we adjust gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap contractual adjustments. Net patient service revenue does not include charity care or the Medicaid room and board payments. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 92.6% and 92.7% of our net patient service revenue for the six months ended June 30, 2007 and 2008, respectively. Services provided under Medicaid programs represented approximately 4.5% and 4.0% of our net patient service revenue for the six months ended June 30, 2007 and 2008, respectively. The payments we receive from Medicare and Medicaid are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.
     The four main levels of care we provide are routine home care, general inpatient care, continuous home care and inpatient respite care. We also receive reimbursement for physician services, self-pay and non-governmental room and board. Routine home care is the largest component of our gross patient service revenue, representing 88.4% and 89.2% of gross patient service revenue for the six months ended June 30, 2007 and 2008, respectively. General inpatient care represented 7.4% and 7.5% of gross patient service revenue for the six months ended June 30, 2007 and 2008, respectively. Continuous home care represented 3.3% and 2.3% of gross patient service revenue for the six months ended June 30, 2007 and 2008, respectively. Inpatient respite care and reimbursement for physician services, self-pay and non-governmental room and board represents the remaining 0.9% and 1.0% of gross patient service revenue for the six months ended June 30, 2007 and 2008, respectively.
     The principal factors that impact net patient service revenue are our average daily census, levels of care, annual changes in Medicare and Medicaid payment rates due to adjustments for inflation and estimated Medicare cap contractual adjustments. Average daily census is affected by the number of patients referred and admitted into our hospice programs and the average length of stay of those patients once admitted. Average length of stay is impacted by patients’ decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay is 84 and 85 days for the six months ended June 30, 2007 and 2008, respectively.

     Payment rates under the Medicare and Medicaid programs are indexed for inflation annually; however, the increases have historically been less than actual inflation. On October 1, 2006 and 2007, the base Medicare payment rates for hospice care increased by approximately 3.4% and 3.5%, respectively, over the base rates previously in effect. These rates were further adjusted geographically by the hospice wage index. On July 31, 2008, the Centers for Medicare and Medicaid Services (“CMS”) published the final rule that modifies the hospice wage index by phasing out over a three year period the budget neutrality adjustment factor. The phase out will occur over a three year period beginning on October 1, 2008, with 25% of the phase-out becoming effective on October 1, 2008, 50% becoming effective on October 1, 2009 and the balance on October 1, 2010. We have estimated that the final rule will reduce our net patient service revenue by approximately 1.2% in 2008 and 1.5% in 2009. CMS disclosed in the final rule that the market basket increase to Medicare base hospice payment rates will be 3.6%. This increase in the base hospice payment rates will become effective on October 1, 2008 and will be reduced in part by the estimated 1.1% negative impact from the elimination of the budget neutrality adjustment factor in the computation of the hospice wage index. We estimate that our hospice payment rates will increase by approximately 2.5% effective October 1, 2008 as a result of the market basket increase and the elimination of the budget neutrality adjustment factor. In the future, reductions in, or reductions in the rate of increase of, Medicare and Medicaid payments may have an adverse impact on our net patient service revenue and profitability and such impact could be material.
MEDICARE REGULATION
     The Medicare Cap. Various provisions were included in the legislation creating the Medicare hospice benefit to manage the cost to the Medicare program for hospice, including the patient’s waiver of curative care requirement, the six-month terminal prognosis requirement and the Medicare payment caps. The Medicare hospice benefit includes two fixed annual caps on payment, both of which are assessed on a program-by-program basis. One cap is an absolute dollar amount; the other limits the number of days of inpatient care. None of our hospice programs exceeded the payment limits on general inpatient care services for the six months ended June 30, 2007 and 2008. The caps are calculated from November 1 through October 31 of each year.
     Dollar Amount Cap. The Medicare revenue paid to a hospice program from November 1 to October 31 of the following year may not exceed the annual cap amount, which is calculated by using the following formula: the product of the number of admissions to the program by patients who are electing to receive their Medicare hospice benefit for the first time, multiplied by the Medicare cap amount, which for the November 1, 2006 through October 31, 2007 Medicare fiscal year is $21,410. The Medicare cap amount is reduced proportionately for patients who transferred in or out of our hospice services. The Medicare cap amount is annually adjusted for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. The Medicare cap amount for the November 1, 2007 through October 31, 2008 cap year is $22,386.
     The following table shows the amounts accrued and paid for the Medicare cap contractual adjustments for the years ended December 31, 2006 and 2007 and for the six months ended June 30, 2008, respectively:

	Accrued Medicare Cap Contractual Adjustments
	Year Ended December 31,				Six Months Ended
					June 30,
	2006		2007		2008
	(in thousands)
Beginning balance — accrued Medicare cap contractual adjustments	$14,883		$26,679		$21,682
Medicare cap contractual adjustments	8,853	(1)	5,039	(2)	2,435	(3)
Medicare cap contractual adjustments — discontinued operations	7,611	(4)	2,651	(4)	372	(4)
Payments to Medicare fiscal intermediaries	(1,983)		(12,687)		(4,352)
Balances acquired from the VistaCare acquisition	—		—		8,792
Reclassification to accounts payable	(2,685	)(5)	—		—

Ending balance — accrued Medicare cap contractual adjustments	$26,679		$21,682		$28,929

(1)	Includes additional accrual of $3.1 million related to the 2005 Medicare cap year.

(2)	Includes additional accrual of $0.9 million related to the 2006 Medicare cap year.

(3)	Includes additional accrual of $1.5 million related to the 2006 Medicare cap year.

(4)	Medicare cap contractual adjustments reclassified to discontinued operations are related to all programs we have discontinued and sold during 2006, 2007 and 2008.

(5)	Amounts were reclassified from accrued Medicare cap contractual adjustments to accounts payable in December 2006 and were paid in January 2007 to the Medicare fiscal intermediary.

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
     General and administrative expenses primarily include non-patient care salaries (including salaries for our executive directors, directors of patient services, patient care managers, community education representatives and other non-patient care staff), payroll taxes, employee benefits, office leases, professional fees and other operating costs.
     The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for hospice care for the three and six months ended June 30, 2007 and 2008, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Direct hospice care expenses:
Salaries, benefits and payroll taxes	38.7%	38.2%	39.1%	38.2%
Pharmaceuticals	5.4	4.8	5.4	4.7
Medical equipment and supplies	5.3	5.8	5.2	5.7
Inpatient costs	2.4	2.1	2.4	2.3
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	6.8	7.8	6.7	7.6

Total	58.6%	58.7%	58.8%	58.5%

General and administrative expenses — hospice care:
Salaries, benefits and payroll taxes	14.3%	14.9%	14.3%	14.7%
Leases	2.9	2.8	2.9	2.8
Other (including insurance, recruiting, travel, telephone and printing )	3.9	3.9	3.9	4.3

Total	21.1%	21.6%	21.1%	21.8%

     The following table sets forth the cost per day of care represented by the items included in direct hospice care expenses and general and administrative expenses for hospice care for the three and six months ended June 30, 2007 and 2008, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Direct hospice care expenses:
Salaries, benefits and payroll taxes	$55.06	$55.18	$55.46	$55.83
Pharmaceuticals	7.72	6.96	7.69	6.91
Medical equipment and supplies	7.49	8.44	7.34	8.29
Inpatient costs	3.35	3.09	3.35	3.35
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	9.70	11.19	9.65	11.03

Total	$83.32	$84.86	$83.49	$85.41

General and administrative expenses — hospice care:
Salaries, benefits and payroll taxes	$20.30	$21.55	$20.34	$21.45
Leases	4.09	4.10	4.09	4.06
Other (including insurance, recruiting, travel, telephone and printing )	5.62	5.52	5.52	5.88

Total	$30.01	$31.17	$29.95	$31.39

PROVISION FOR INCOME TAXES
     Our provision for income taxes consists of current and deferred federal and state income tax expenses. Our effective tax rate for the three months ended June 30, 2007 and 2008 was approximately 35.2% and 36.2%, respectively. For the six months ended June 30, 2007 and 2008, our effective tax rate was approximately 35.6% and 36.1%, respectively. We estimate that our effective tax rate for 2008 will be approximately 35.0% to 38.0%.
RESULTS OF OPERATIONS
     The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the three and six months ended June 30, 2007 and 2008, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Net patient service revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct hospice care	58.6	58.7	58.8	58.5
General and administrative — hospice care	21.1	21.6	21.1	21.8
General and administrative — support center	10.3	11.6	10.6	11.6
Provision for uncollectible accounts	1.1	1.9	0.9	1.8
Depreciation and amortization	1.4	1.3	1.4	1.4

Income from continuing operations before other income (expense)	7.5	4.9	7.2	4.9
Other income (expense), net	0.6	(1.0)	0.6	(0.7)

Income from continuing operations before provision for income taxes	8.1	3.9	7.8	4.2
Provision for income taxes	2.9	1.4	2.8	1.5

Income from continuing operations	5.2	2.5	5.0	2.7
Loss from discontinued operations, net of income taxes	1.0	1.5	1.0	1.6

Net income	4.2%	1.0%	4.0%	1.1%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2008
     The following table summarizes and compares our results of operations for the three months ended June 30, 2007 and 2008, respectively:

	Three Months Ended
	June 30,
	2007	2008	$ Change	% Change
	(in thousands, except % change)
Net patient service revenue	$99,602	$160,716	$61,114	61.4%
Operating expenses:
Direct hospice care	58,326	94,371	36,045	61.8%
General and administrative — hospice care	20,989	34,643	13,654	65.1%
General and administrative — support center	10,262	18,702	8,440	82.3%
Provision for uncollectible accounts	1,139	2,979	1,840	161.6%
Depreciation and amortization	1,401	2,158	757	54.0%

Income from continuing operations before other income	7,485	7,863	378	5.1%
Other income (expense), net	569	(1,567)	(2,136)	(375.4)%

Income from continuing operations before provision for income taxes	8,054	6,296	(1,758)	(21.8)%
Provision for income taxes	2,831	2,278	(553)	(19.5)%

Income from continuing operations	5,223	4,018	(1,205)	(23.1)%
Loss from discontinued operations, net of income taxes	1,045	2,365	1,320	126.3%

Net income	$4,178	$1,653	$(2,525)	(60.4)%

Net Patient Service Revenue
     Net patient service revenue increased $61.1 million, or 61.4%, from $99.6 million for the three months ended June 30, 2007 to $160.7 million for the three months ended June 30, 2008, due primarily to the net patient service revenue generated from VistaCare for the second quarter of $54.8 million. Net patient service revenue per day of care was $142.39 and $144.63 for the three months ended June 30, 2007 and 2008, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services of approximately 3.4%. The increase in net patient service revenue was offset by the Medicare cap contractual adjustment of $1.3 million and $1.4 million for the three months ended June 30, 2007 and 2008, respectively. Medicare revenues represented 92.2% and 92.8% of our net patient service revenue for the three months ended June 30, 2007 and 2008, respectively. Medicaid revenues represented 4.8% and 4.0% of our net patient service revenue for the three months ended June 30, 2007 and 2008, respectively.
Direct Hospice Care Expenses
     Direct hospice care expenses increased $36.1 million, or 61.8%, from $58.3 million for the three months ended June 30, 2007 to $94.4 million for the three months ended June 30, 2008, due primarily to VistaCare’s direct hospice care expenses of $33.4 million for the second quarter. Salaries, benefits and payroll tax expense for Odyssey increased $1.6 million, or 4.1%, from $38.5 million for the three months ended June 30, 2007 to $40.1 million for the three months ended June 30, 2008. As a percentage of net patient service revenue, our direct hospice care expenses were 58.6% and 58.7% for the three months ended June 30, 2007 and 2008, respectively.
General and Administrative Expenses — Hospice Care
     General and administrative expenses — hospice care increased $13.7 million, or 65.1%, from $20.9 million for the three months ended June 30, 2007, to $34.6 million for the three months ended June 30, 2008, due primarily to VistaCare’s general and administrative expenses for hospice care of $12.3 million for the second quarter. Salaries, benefits and payroll tax expense for Odyssey increased $0.5 million, or 3.8% from $14.2 million for the three months ended June 30, 2007, to $14.7 million for the three months ended June 30, 2008. This increase is primarily due to annual salary increases and an increase in the number of employees at our hospice programs. As a percentage of net patient service revenue, our general administrative expenses — hospice care were 21.1% and 21.6% for the three months ended June 30, 2007 and 2008, respectively.

General and Administrative Expenses — Support Center
     General and administrative — support center expenses increased $8.4 million, or 82.3%, from $10.3 million for the three months ended June 30, 2007, to $18.7 million for the three months ended June 30, 2008. During the three months ended June 30, 2008, we incurred approximately $4.0 million in expenses related to the ramp down of VistaCare’s corporate office and integration of VistaCare’s operations. Also, we incurred approximately $1.6 million in expenses related to the ramp up of the Dallas Support Center to accommodate the acquisition. In addition, general and administrative expenses related to Odyssey’s support center increased $2.8 million, of which $1.8 million was related to salaries, benefits and payroll tax expense.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts increased $1.8 million from $1.2 million for the three months ended June 30, 2007 to $3.0 million for the three months ended June 30, 2008, due primarily to an increase in accounts receivable aging as a result of delays in collections due to additional development requests (“ADR’s”) received from our Medicare fiscal intermediaries, which increased our accounts receivable aging and correspondingly our provision for uncollectible accounts in accordance with our bad debt reserve policy. As a percentage of net patient service revenue, our provision for uncollectible accounts was 1.1% and 1.9% for the three months ended June 30, 2007 and 2008, respectively.
Depreciation and Amortization Expense
     Depreciation and amortization expense increased $0.8 million, or 54.0%, from $1.4 million for the three months ended June 30, 2007 to $2.2 million for the three months ended June 30, 2008. This increase was primarily due to depreciation expense related to assets acquired in the acquisition of VistaCare. As a percentage of net patient service revenue, depreciation and amortization expense was 1.3% and 1.4% for the three months ended June 30, 2007 and 2008, respectively.
Other Income (Expense)
     Other income (expense) decreased $2.1 million from $0.6 million in other income for the three months ended June 30, 2007 to $1.6 million in other expense for the three months ended June 30, 2008. Interest expense increased $2.0 million for the three months ended June 30, 2008 as a result of borrowings related to our acquisition of VistaCare. See Note 9 to our unaudited consolidated financial statements.
Provision for Income Taxes
     Our provision for income taxes decreased $0.5 million, or 20.0%, from $2.8 million for the three months ended June 30, 2007 to $2.3 million for the three months ended June 30, 2008. We had an effective income tax rate of approximately 35.2% and 36.2% for the three months ended June 30, 2007 and 2008, respectively. We expect the effective tax rate to be approximately 35.0% to 38.0% for the remainder of 2008.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2008
     The following table summarizes and compares our results of operations for the six months ended June 30, 2007 and 2008, respectively:

	Six Months
	Ended June 30,
	2007	2008	$ Change	% Change
	(in thousands, except % change)
Net patient service revenue	$196,231	$283,525	$87,294	44.5%
Operating expenses:
Direct hospice care	115,393	165,832	50,439	43.7%
General and administrative — hospice care	41,397	61,816	20,419	49.3%
General and administrative — support center	20,888	32,741	11,853	56.8%
Provision for uncollectible accounts	1,714	5,230	3,516	205.1%
Depreciation and amortization	2,790	3,874	1,084	38.9%

Income from continuing operations before other income	14,049	14,032	(17)	(0.1)%
Other income (expense), net	1,161	(2,110)	(3,271)	(281.7)%

Income from continuing operations before provision for income taxes	15,210	11,922	(3,288)	(21.6)%
Provision for income taxes	5,415	4,308	(1,107)	(20.4)%

Income from continuing operations	9,795	7,614	(2,181)	(22.3)%
Loss from discontinued operations, net of income taxes	1,962	4,428	2,466	125.7%

Net income	$7,833	$3,186	$(4,647)	(59.3)%

Net Patient Service Revenue
     Net patient service revenue increased $87.3 million, or 44.5%, from $196.2 million for the six months ended June 30, 2007 to $283.5 million for the six months ended June 30, 2008, due primarily to the net patient service revenue generated from VistaCare from the date of acquisition through June 2008 of $74.7 million. Net patient service revenue per day of care was $141.98 and $146.02 for the six months ended June 30, 2007 and 2008, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services of approximately 3.4%. The increase in net patient service revenue was offset by the Medicare cap contractual adjustment of $2.4 million for both the six months ended June 30, 2007 and 2008. Medicare revenues represented 92.6% and 92.7% of our net patient service revenue for the six months ended June 30, 2007 and 2008, respectively. Medicaid revenues represented 4.5% and 4.0% of our net patient service revenue for the six months ended June 30, 2007 and 2008, respectively.
Direct Hospice Care Expenses
     Direct hospice care expenses increased $50.4 million, or 43.7%, from $115.4 million for the six months ended June 30, 2007 to $165.8 million for the six months ended June 30, 2008, due primarily to VistaCare’s direct hospice care expenses of $44.7 million from the date of acquisition through June 2008. Salaries, benefits and payroll tax expense for Odyssey increased $3.5 million, or 4.6%, from $76.6 million for the six months ended June 30, 2007 to $80.1 million for the six months ended June 30, 2008. As a percentage of net patient service revenue, our direct hospice care expenses were 58.8% and 58.5% for the six months ended June 30, 2007 and 2008, respectively.
General and Administrative Expenses — Hospice Care
     General and administrative expenses — hospice care increased $20.4 million, or 49.3%, from $41.4 million for the six months ended June 30, 2007, to $61.8 million for the six months ended June 30, 2008, due primarily to VistaCare’s general and administrative expenses for hospice care of $17.1 million from the date of acquisition through June 2008. Salaries, benefits and payroll tax expense for Odyssey increased $2.0 million, or 7.2%, from $28.1 million for the six months ended June 30, 2007, to $30.1 million for the six months ended June 30, 2008. This increase is primarily due to annual salary increases and an increase in the number of employees at our hospice programs. As a percentage of net patient service revenue, our general administrative expenses — hospice care were 21.1% and 21.8% for the six months ended June 30, 2007 and 2008, respectively.

General and Administrative Expenses — Support Center
     General and administrative — support center expenses increased $11.9 million, or 56.8%, from $20.8 million for the six months ended June 30, 2007, to $32.7 million for the six months ended June 30, 2008. During the six months ended June 30, 2008, we incurred approximately $5.6 million in expenses related to the ramp down of VistaCare’s corporate office and integration of VistaCare’s operations. We also incurred approximately $1.6 million in expenses related to ramping up the Dallas Support Center to accommodate the acquisition. In addition, general and administrative expenses related to Odyssey’s support center increased $4.7 million of which $2.9 million was related to salaries, benefits and payroll tax expense. Also, professional fees increased approximately $1.0 million as a result of legal expenses related to certificate of need applications and higher incremental accounting fees in 2008.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts increased $3.5 million from $1.7 million for the six months ended June 30, 2007 to $5.2 million for the six months ended June 30, 2008, due primarily to an increase in accounts receivable aging as a result of delays in collections due to additional development requests (“ADR’s”) received from our Medicare fiscal intermediaries, which increased our accounts receivable aging and correspondingly our provision for uncollectible accounts in accordance with our bad debt reserve policy. As a percentage of net patient service revenue, our provision for uncollectible accounts was 0.9% and 1.8% for the six months ended June 30, 2007 and 2008, respectively.
Depreciation and Amortization Expense
     Depreciation and amortization expense increased $1.1 million, or 38.9%, from $2.8 million for the six months ended June 30, 2007 to $3.9 million for the six months ended June 30, 2008. This increase was primarily due to depreciation expense related to assets acquired in the acquisition of VistaCare. As a percentage of net patient service revenue, depreciation and amortization expense was 1.4% for both the six months ended June 30, 2007 and 2008.
Other Income (Expense)
     Other income (expense) decreased $3.3 million from $1.2 million in other income for the six months ended June 30, 2007 to $2.1 million in other expense for the six months ended June 30, 2008. Interest expense increased $3.2 million for the six months ended June 30, 2008 as a result of borrowings related to our acquisition of VistaCare. See Note 9 to our unaudited consolidated financial statements.
Provision for Income Taxes
     Our provision for income taxes decreased $1.1 million, or 20.4%, from $5.4 million for the six months ended June 30, 2007 to $4.3 million for the six months ended June 30, 2008. We had an effective income tax rate of approximately 35.6% and 36.1% for the six months ended June 30, 2007 and 2008, respectively. We expect the effective tax rate to be approximately 35.0% to 38.0% for the remainder of 2008.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal liquidity requirements are for debt service, Medicare cap contractual adjustments, working capital, new hospice program and inpatient development, hospice acquisitions, and other capital expenditures. We finance these requirements primarily with existing funds, cash flows from operating activities, borrowings under our revolving line of credit, operating leases, and normal trade credit terms. As of June 30, 2008, we had cash and cash equivalents of $34.9 million and working capital of $61.3 million. At such date, we also had short-term investments of $15.8 million and $16.7 million in long-term investments.
     Cash provided by operating activities and discontinued operations was $6.8 million and $6.3 million for the six months ended June 30, 2007 and 2008, respectively, and represented net income generated, non-cash charges related to depreciation, amortization, stock-based compensation and taxes and increases and decreases in working capital. We paid $6.4 million to Medicare related to 2005 Medicare cap year ended contractual adjustments during the six months ended June 30, 2007 compared to $4.4 million paid to Medicare related to the 2006 Medicare cap year ended contractual adjustments during the six months ended June 30, 2008. Our days outstanding in accounts receivable increased from 55 days as of December 31, 2007 to 58 days as of June 30, 2008 primarily related to an increase in accounts receivable at the VistaCare sites that were converted to our billing system and an increase in accounts receivable as a result of delay in collections due to ADR’s received from our Medicare fiscal intermediaries.
     Investing activities, consisting primarily of cash paid for acquisitions, purchases of property and equipment and to purchase or sell investments, generated cash of $9.0 million and used cash of $108.6 million for the six months ended June 30, 2007 and 2008, respectively. During the six months ended June 30, 2008, the use of cash was due primarily to our purchase of VistaCare. For the six months ended June 30, 2007, property and equipment purchases were primarily related to inpatient business development and the new integrated billing system.
     Net cash provided by financing activities was $10.1 million and $124.9 million for the six months ended June 30, 2007 and 2008, respectively. For the six months ended June 30, 2008, this primarily represented proceeds from the issuance of long-term debt and payments related to debt issue costs in connection with the acquisition of VistaCare.
     In connection with our acquisition of VistaCare, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) on February 28, 2008 with General Electric Capital Corporation and certain other lenders that provides us with a $130 million term loan (the “Term Loan”) and a $30 million revolving line of credit. The Term Loan was used to pay a portion of the purchase price and costs incurred with respect to the acquisition of VistaCare and to pay certain fees and expenses incurred in connection with the Credit Agreement. The revolving line of credit will be used to fund future acquisitions, working capital, capital expenditures and general corporate purposes. Borrowings under the Term Loan bear interest at an applicable margin above an Index Rate (based on the higher of the prime rate or 50 basis points over the federal funds rate) or above LIBOR. Borrowings outstanding under the revolving line of credit bear interest at an applicable margin above LIBOR or the Index Rate. At June 30, 2008, both the applicable term loan margin and the applicable revolver margin for LIBOR loans was 3.00% and for Index Rate loans was 2.00% and, based on our leverage ratio, each may increase up to 3.25% for LIBOR loans and up to 2.25% for Index Rate loans.
     At June 30, 2008, $66.5 million of the Term Loan bears interest at LIBOR plus 3.00% (ranging from 5.34% to 5.92%) while $40.0 million of the Term Loan bears interest at a fixed rate of 5.95% and $20.0 million of the Term Loan bears interest at a fixed rate of 6.42% as a result of interest rate swap agreements. The remaining $1.9 million of the Term Loan bears interest at the Index Rate plus 2.00% (7.00%). There were no borrowings outstanding on the revolving line of credit at June 30, 2008.
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
     In connection with the execution of the Credit Agreement, we incurred approximately $4.3 million of loan costs which are being amortized using the effective interest method over the life of the Credit Agreement.
     During the second quarter of 2008, we entered into an interest rate swap agreement, which effectively converts a notional amount of $40 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in April 2011. We pay a rate of 5.95% and receive LIBOR plus 3.0%, which was 5.72% at inception, with respect to this interest rate swap. We also entered into another interest rate swap agreement during the second quarter of 2008, which effectively converts a notional amount of $20 million of floating rate borrowings to fixed rate borrowings. The term of this second interest rate swap also expires in April 2011. In connection with this second interest rate swap agreement, we pay a rate of 6.42% and receive LIBOR plus 3.0%, which was 5.92% at inception. We are exposed to credit losses in the event of nonperformance by the counterparties to the two interest rate swap agreements. We believe the counterparties are creditworthy financial institutions and it is anticipated that the counterparties will be able to fully satisfy their obligations under the contracts. The interest rate swaps are designated as cash flow hedges and we believe that the hedges will be highly effective. Changes in fair value of the interest rate swaps, net of income tax, will be recognized through other comprehensive income. Based on estimated fair values of the interest rate swaps as of June 30, 2008, we recorded approximately $0.4 million, net of income tax, to other comprehensive loss during the three months ended June 30, 2008.
     We had tax exempt auction rate securities (“ARS”) of $41.5 million at December 31, 2007, which were classified as current assets, and $16.7 million at June 30, 2008, which were classified as long-term assets. The ARS we hold are private placement securities for which the interest rates are reset every 35 days. The reset dates have historically provided a liquid market for these securities as investors historically could readily sell their investments. These securities generally have not experienced payment defaults and are backed by student loans, which carry guarantees as provided for under the Federal Family Education Loan Program of the U.S. Department of Education, or backed by municipal governments. All of the securities were AAA/Aaa rated at June 30, 2008. To date we have collected all interest payments on all of our ARS when due and expect to continue to do so in the future. With the liquidity issues experienced in global credit and capital markets, we have had difficulty liquidating our ARS since early February of 2008. We successfully liquidated $8.4 million of ARS in January 2008 at par and $8.0 million of ARS in June 2008 at par. Subsequent to June 30, 2008, we successfully liquidated another $8.0 million in July 2008 at par. The $8.0 million liquidated in July 2008 was classified as a short-term investment as of June 30, 2008. The remaining principal associated with ARS will not be accessible until successful ARS auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to maturity, or final payments come due according to contractual maturities from 2 to 29 years. We expect that we will receive the principal associated with these ARS through one of these means.
     Due to the liquidity issues in the market we determined, in the second quarter of 2008, that the fair value of our ARS was no longer at par value. We prepared a discounted cash flow analysis for our ARS using an estimated maturity of one year, which is when we estimate we will be able to liquidate these securities at par. We used a discount rate to reflect the current reduced liquidity of these securities. As a result of this analysis, we reduced the value of the ARS by $0.4 million, which was recognized through other comprehensive loss, net of tax of $0.3 million.
     If the uncertainties in the credit and capital markets continue or these markets deteriorate further, these securities may not provide liquidity to us when needed or maintain the fair values we estimated. If we have to liquidate any ARS at this time, we could incur significant losses. We currently believe that we have sufficient liquidity for our current needs without selling any ARS and do not currently intend to attempt to liquidate these securities at a discount until market conditions improve. If our currently available resources are not sufficient for our needs and we are not able to liquidate any ARS on acceptable terms on a timely basis, it could have a significant impact on our cash flows, financial condition and results of operations.
     On May 4, 2007, we announced the adoption of a stock repurchase program to repurchase up to $50.0 million of our common stock over the twelve month period beginning on May 4, 2007 either in the open market or through privately negotiated transactions, subject to market conditions and other factors. The repurchased shares were added to our treasury shares and may be used for employee stock plans and for other corporate purposes. The stock has been repurchased utilizing working capital and borrowings under our revolving line of credit. As of June 30, 2008 and since the adoption of this program, we had repurchased 1,056,623 shares of our common stock for approximately $13.1 million (average cost of $12.42 per share). No shares were purchased during the six months ended June 30, 2008. Our stock repurchase program expired on May 4, 2008. The terms of our credit agreement restrict our ability to repurchase any additional stock until our leverage ratio reaches a certain level, which is not expected to be reached within the next twelve months.
     We expect that our principal liquidity requirements will be for debt service, Medicare cap contractual adjustments, working capital, new hospice program and inpatient development, hospice acquisitions, and other capital expenditures. We expect that our existing funds, cash flows from operating activities, operating leases, normal trade credit terms and our existing revolving line of credit under the Credit Agreement will be sufficient to fund our principal liquidity requirements for at least 12 months following the date of this Quarterly Report on Form 10-Q. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including receipt of payments for our services, changes in the Medicare per beneficiary cap amount, changes in Medicare payment rates, regulatory changes and compliance with new regulations, expense levels, capital expenditures, development of new hospices and acquisitions, government and private party legal proceedings and investigations and our ability to enter into a new credit agreement on terms satisfactory to us.
OFF-BALANCE SHEET ARRANGEMENTS
     As of June 30, 2008, we did not have any off-balance sheet arrangements.
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
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for financial statements beginning after November 15, 2007, with early adoption permitted. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains or losses on items for which the fair value option has been elected would be reported in earnings. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We did not elect to fair value any eligible items for the six months ended June 30, 2008 therefore, the adoption of SFAS 159 did not affect our consolidated financial condition or results from operations.
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
     In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which is effective 60 days following the SEC’s approval of the Public Company Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company does not anticipate any impact on its financial condition or results of operations from the adoption of SFAS 162.
PAYMENT, LEGISLATIVE AND REGULATORY CHANGES
     We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could materially adversely affect our net patient service revenue and profitability. On July 31, 2008, the Centers for Medicare and Medicaid Services (“CMS”) published the final rule that modifies the hospice wage index by phasing out over a three year period the budget neutrality adjustment factor. The phase out will occur over a three year period beginning on October 1, 2008, with 25% of the phase-out becoming effective on October 1, 2008, 50% becoming effective on October 1, 2009 and the balance on October 1, 2010. We have estimated that the final rule will reduce our net patient service revenue by approximately 1.2% in 2008 and 1.5% in 2009. CMS disclosed in the final rule that the market basket increase to Medicare base hospice payment rates will be 3.6%. This increase in the base hospice payment rates will become effective on October 1, 2008 and will be reduced in part by the estimated 1.1% negative impact from the elimination of the budget neutrality adjustment factor in the computation of the hospice wage index. We estimate that our hospice payment rates will increase by approximately 2.5% effective October 1, 2008 as a result of the market basket increase and the elimination of the budget neutrality adjustment factor.
     For the six months ended June 30, 2008, Medicare and Medicaid services constituted 92.7% and 4.0% of our net patient service revenue, respectively.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $128.4 million of debt instruments of which $60.0 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest rates on our variable rate debt instruments, which are tied to the LIBOR, would affect our earnings and cash flows by $0.7 million (pre-tax) per year but would not affect the fair market value of the variable rate debt.
ITEM 4. CONTROLS AND PROCEDURES
     Our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008, and based on such evaluation have concluded that such disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     In conducting the evaluation of the effectiveness of our internal control over financial reporting, we have excluded the acquisition of VistaCare, Inc., which was completed by us during the first quarter of 2008. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the SEC. As we continue with the integration of VistaCare and the migration of certain VistaCare processes to our existing processes, we are evaluating and modifying, as necessary their internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On July 9, 2004, in the District Court, Dallas County, Texas, John Connolly brought a shareholders’ derivative action for the benefit of us, as nominal defendant, against our former Chief Executive Officers, former Chief Financial Officer and former Chief Operating Officer, Senior Vice President of Human Resources and Senior Vice President of Clinical and Regulatory Affairs of us and seven of the current members of our board of directors and two former members of our board of directors. The petition alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named executive officers, members of the board of directors and two former members of the board of directors. The petition sought unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages were sought from us. A similar derivative lawsuit was also filed on July 9, 2004, in the District Court, Dallas County, Texas, by Anne Molinari, for the benefit of us, as nominal defendant against the same defendants, making substantially similar allegations and seeking substantially similar damages and was consolidated with the above lawsuit filed by Mr. Connolly. On July 28, 2006, plaintiffs filed a third amended consolidated petition making substantially similar claims as those in the original petition. The individual defendants and us filed a motion to dismiss and/or special exceptions on August 15, 2006. On September 28, 2006, the Court granted the individual defendants’ and the Company’s special exceptions and on October 3, 2006, entered a final order of dismissal without prejudice. On November 2, 2006, plaintiffs filed a Notice of Appeal to appeal the Court’s decision to dismiss the petition to the Court of Appeals for the Fifth District of Texas at Dallas. On July 2, 2008, the Court of Appeals upheld the decision of the District Court to dismiss plaintiffs’ lawsuit. Plaintiffs have agreed that they will not appeal further the dismissal of their lawsuit.
     On December 30, 2004, in the United States District Court for the Northern District of Texas, Dallas Division, John O. Hanson brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against our former Chief Executive Officers and former Chief Financial Officer and seven of the current members of the board of directors and a former member of our board of directors. The complaint alleges breach of fiduciary duty, abuse of control, aiding and abetting breach of fiduciary duty and gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the individual defendants. The complaint seeks unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages are sought from us. On November 20, 2006, the individual defendants and we filed a motion to dismiss defendant’s complaint. The District Court granted the individual defendants’ and our motion to dismiss on September 21, 2007, and plaintiff’s time to file a notice of appeal has expired. On October 2, 2007, plaintiff sent us a demand letter requesting that we assert the claims set forth in the complaint against the defendants named in the complaint. Our board of directors reviewed Mr. Hanson’s demand and in July 2008 determined that the claims are without merit and that it is not in the best interest of the Company or our stockholders to assert the claims raised in plaintiff’s demand letter.
     On February 14, 2008 we received a letter from the Medicaid Fraud Control Unit Texas Attorney General’s office notifying us that it is conducting an investigation concerning Medicaid hospice services provided by us and requesting medical records of approximately 50 patients served by our programs in the State of Texas. Based on the early stage of this investigation and the limited information that we have at this time we cannot predict the outcome of this investigation, the Texas Attorney General’s views of the issues being investigated, any actions that the Texas Attorney General may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources. We believe that we are in material compliance with the rules and regulations applicable to the Texas Medicaid hospice program.
     On May 5, 2008, we received a letter from the United States Department of Justice (“DOJ”) notifying us that it is conducting an investigation of VistaCare, Inc. and requesting we provide certain information and documents related to its investigation of claims submitted by VistaCare to Medicare and TRICARE from January 1, 2003 through the present. The DOJ is reviewing allegations that VistaCare may have billed the federal Medicare and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. We are cooperating with the DOJ and have provided certain documents requested by the DOJ. Based on the early stage of this investigation and the limited information that we have at this time we cannot predict the outcome of the investigation, the DOJ’s views of the issues being investigated, any actions that the DOJ may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.
     From time to time, we may be involved in other litigation matters relating to claims that arise in the ordinary course of our business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to us, we do not believe that the resolution of these other litigation matters to which we are currently a party will have a material adverse effect on our business, results of operations or liquidity. As of June 30, 2008, we have accrued approximately $2.1 million related to these other litigation matters.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On May 4, 2007, we announced the adoption of a stock repurchase program to repurchase up to $50.0 million of our common stock over the twelve month period beginning on May 4, 2007 either in the open market or through privately negotiated transactions, subject to market conditions and other factors. The repurchased shares were added to our treasury shares and may be used for employee stock plans and for other corporate purposes. The stock has been repurchased utilizing working capital and borrowings under our revolving line of credit. As of June 30, 2008 and since the adoption of this program we had repurchased 1,056,623 shares of our common stock for approximately $13.1 million (average cost of $12.42 per share). No shares were purchased during the six months ended June 30, 2008. Our stock repurchase program expired on May 4, 2008. The terms of our credit agreement currently restrict our ability to repurchase any additional stock until our leverage ratio reaches a certain level, which is not expected to be reached within the next twelve months. The following table sets forth the repurchase data for each of the three months during the second quarter ended June 30, 2008:

(d)
			(c)	Approximate
			Total Number of Shares	Dollar Value of
	(a)	(b)	Purchased as Part	Shares that May
	Total Number	Average	of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
April 1 – April 30	—	—	—	$36,881,345
May 1 – May 31	—	—	—	—
June 1 – June 30	—	—	—	—
Total	—	—	—	$—
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our Annual Meeting of Stockholders held on May 1, 2008, the following proposals were submitted to stockholders with the following results:
     1. Election of Paul J. Feldstein, Robert A. Lefton and Shawn S. Schabel to serve as our Class I Directors until our Annual Meeting of Stockholders in 2011 and until their respective successors are elected and qualified or until their earlier death, resignation or removal from office.

	Number of Shares
	For	Against	Abstain

Paul J. Feldstein	26,102,206	—	759,221
Robert A. Lefton	25,371,480	—	1,489,947
Shawn S. Schabel	26,032,958	—	828,469

     The following individuals are our Class II Directors, whose terms expire at our Annual Meeting of Stockholders in 2009: John K. Carlyle, David W. Cross and David L. Steffy. The following individuals are our Class III Directors, whose terms expire at our Annual Meeting of Stockholders in 2010: Richard R. Burnham, Robert A. Ortenzio and James E. Buncher.
2. Ratification of the selection of Ernst & Young LLP as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2008.

Number of Shares

For	26,706,635
Against	147,444
Abstain	7,348

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

2.1
Agreement and Plan of Merger, dated January 15, 2008, among Odyssey HealthCare Holding Company, OHC Investment, Inc. and VistaCare, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on January 15, 2008) (1)

3.1
Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

3.3
First Amendment to the Second Amended and Restated Bylaws of Odyssey HealthCare, Inc., effective as of December 20, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on December 21, 2007)

3.4
Second Amendment to the Second Amended and Restated Bylaws of Odyssey HealthCare, Inc., effective as of May 20, 2008, (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 20, 2008)

4.1
Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)

4.2
Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.3
Rights Agreement dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

31.1	Certification required by Rule 13a-14(a), dated August 8, 2008, by Robert A. Lefton, Chief Executive Officer*

31.2	Certification required by Rule 13a-14(a), dated August 8, 2008, by R. Dirk Allison, Chief Financial Officer*

32.1	Certification required by Rule 13a-14(b), dated August 8, 2008, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer**

*	Filed herewith.

**	Furnished herewith.

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

ODYSSEY HEALTHCARE, INC.
Date: August 8, 2008	By:	/s/ Robert A. Lefton
Robert A. Lefton
President and Chief Executive Officer

Date: August 8, 2008	By:	/s/ R. Dirk Allison
R. Dirk Allison
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

2.1
Agreement and Plan of Merger, dated January 15, 2008, among Odyssey HealthCare Holding Company, OHC Investment, Inc. and VistaCare, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on January 15, 2008) (1)

3.1
Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

3.3
First Amendment to the Second Amended and Restated Bylaws of Odyssey HealthCare, Inc., effective as of December 20, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on December 21, 2007)

3.4
Second Amendment to the Second Amended and Restated Bylaws of Odyssey HealthCare, Inc., effective as of May 20, 2008, (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 20, 2008)

4.1
Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)

4.2
Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.3
Rights Agreement dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

31.1	Certification required by Rule 13a-14(a), dated August 8, 2008, by Robert A. Lefton, Chief Executive Officer*

31.2	Certification required by Rule 13a-14(a), dated August 8, 2008, by R. Dirk Allison, Chief Financial Officer*

32.1	Certification required by Rule 13a-14(b), dated August 8, 2008, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer**

*	Filed herewith.

**	Furnished herewith.

(1)
The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the SEC upon request.