Form 10-Q
period 2008-09-30
ODYSSEY HEALTHCARE INC
filed 2008-11-10
CIK 1129623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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
Yes ☐ No ☑
     The number of outstanding shares of the issuer’s common stock as of November 5, 2008 was as follows: 32,790,875 shares of Common Stock, $0.001 par value per share.

FORM 10-Q
ODYSSEY HEALTHCARE, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	September 30,
	2007	2008
	(see Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,386	$53,690
Short-term investments	49,793	—
Accounts receivable from patient services, net of allowance for uncollectible accounts of $4,363 and $8,851 at December 31, 2007 and September 30, 2008, respectively	77,433	139,195
Income taxes receivable	1,968	1,477
Deferred tax asset	1,400	2,921
Prepaid expenses and other current assets	5,414	10,010
Assets of discontinued operations	2,830	2,222

Total current assets	151,224	209,515
Property and equipment, net of accumulated depreciation	21,757	24,590
Long-term investments	—	16,676
Goodwill	98,179	207,825
Intangibles, net of accumulated amortization	4,049	7,065
Other assets	—	2,010

Total assets	$275,209	$467,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,109	$6,718
Accrued compensation	16,797	30,331
Accrued nursing home costs	14,146	23,277
Accrued Medicare cap contractual adjustments	21,682	29,714
Other accrued expenses	17,445	42,475
Current maturities of long-term debt	1	6,500

Total current liabilities	76,180	139,015
Long-term debt, less current maturities	—	120,250
Deferred tax liability	14,041	9,964
Other liabilities	1,256	1,514
Minority interests in consolidated subsidiaries	895	1,775
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares — 75,000,000
38,063,439 and 38,149,540 shares issued at December 31, 2007 and September 30, 2008, respectively, and 32,716,367 and 32,802,468 shares outstanding at December 31, 2007 and September 30, 2008, respectively	38	38
Additional paid-in capital	113,339	116,987
Retained earnings	139,414	148,486
Accumulated other comprehensive loss	—	(394)
Treasury stock, at cost, 5,347,072 shares held at December 31, 2007 and September 30, 2008	(69,954)	(69,954)

Total stockholders’ equity	182,837	195,163

Total liabilities and stockholders’ equity	$275,209	$467,681

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Net patient service revenue	$99,836	$165,241	$296,067	$448,766
Operating expenses:
Direct hospice care	58,152	97,144	173,545	262,975
General and administrative — hospice care	21,392	33,035	62,790	94,856
General and administrative — support center	11,876	18,694	32,764	51,431
Provision for uncollectible accounts	1,324	2,573	3,038	7,803
Depreciation	1,398	1,903	4,060	5,609
Amortization	75	65	203	232

Income from continuing operations before other income (expense)	5,619	11,827	19,667	25,860

Other income (expense):
Loss on write-down of property	(211)	(150)	(211)	(150)
Interest income	600	362	1,857	1,552
Interest expense	(56)	(2,058)	(152)	(5,379)
Minority interest in earnings of consolidated subsidiaries	—	(135)	—	(115)

	333	(1,981)	1,494	(4,092)

Income from continuing operations before provision for income taxes	5,952	9,846	21,161	21,768
Provision for income taxes	2,051	3,530	7,466	7,839

Income from continuing operations	3,901	6,316	13,695	13,929
Loss from discontinued operations, net of tax	(840)	(429)	(2,801)	(4,857)

Net income	$3,061	$5,887	$10,894	$9,072

Income (loss) per common share:
Basic:
Continuing operations	$0.12	$0.19	$0.41	$0.43
Discontinued operations	(0.03)	(0.01)	(0.08)	(0.15)

Net income	$0.09	$0.18	$0.33	$0.28

Diluted:
Continuing operations	$0.12	$0.19	$0.41	$0.42
Discontinued operations	(0.03)	(0.01)	(0.08)	(0.15)

Net income	$0.09	$0.18	$0.33	$0.27

Weighted average shares outstanding:
Basic	32,732	32,670	33,179	32,656
Diluted	32,891	33,052	33,337	33,227
The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2008
Operating Activities
Net income	$10,894	$9,072
Adjustments to reconcile net income to net cash provided by operating activities and discontinued operations:
Loss from discontinued operations, net of income taxes	2,801	4,857
Depreciation and amortization	4,263	5,841
Minority interest in income of subsidiaries	—	115
Loss on write-down of property	211	150
Amortization of debt issue costs	84	704
Stock-based compensation	3,177	3,403
Deferred tax expense (benefit)	(912)	1,678
Tax benefit realized for stock option exercises	(132)	(16)
Provision for uncollectible accounts	3,038	7,803
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(18,010)	(28,536)
Other current assets	6,652	(1,133)
Accounts payable, accrued nursing home costs, accrued Medicare cap contractual adjustments and other accrued expenses	(2,165)	6,260

Net cash provided by operating activities and discontinued operations	9,901	10,198

Investing Activities
Cash paid for acquisitions, net of cash acquired of $22.2 million, and procurement of licenses	(1,878)	(122,259)
Cash received from the sale of hospice programs	552	210
Decrease in investments	16,076	32,693
Purchases of property and equipment	(8,483)	(2,788)

Net cash provided by (used in) investing activities	6,267	(92,144)

Financing Activities
Proceeds from issuance of common stock	890	246
Cash received from sale of partnership interests	—	554
Tax benefit realized for stock option exercises	132	16
Purchases of treasury stock	(13,909)	—
Payments of debt issue costs	(357)	(4,315)
Proceeds on issuance of debt	—	130,000
Payments on debt	(1)	(3,251)

Net cash (used in) provided by financing activities	(13,245)	123,250

Net increase in cash and cash equivalents	2,923	41,304
Cash and cash equivalents, beginning of period	7,572	12,386

Cash and cash equivalents, end of period	$10,495	$53,690

Supplemental cash flow information
Interest paid	$67	$4,475
Income taxes paid	$3,156	$1,524
The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2008
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
     The acquisition described in Note 2 below significantly affects the comparability of the financial information as of September 30, 2008 and for the three and nine month periods then ended.
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
2. ACQUISITION
     On March 6, 2008, the Company completed its acquisition of Scottsdale, Arizona-based VistaCare, Inc. (“VistaCare”) for $8.60 per share, or approximately $143.0 million, plus $2.0 million in transaction costs. The transaction was structured as a two-step acquisition including a cash tender offer for all outstanding shares of VistaCare common stock followed by a cash merger in which the Company acquired all of the remaining outstanding shares of VistaCare common stock. The transaction substantially extends the Company’s industry leadership and geographic reach. The Company also believes that the transaction creates additional visibility that adds value in its marketing, recruiting and development activities. With the completion of this transaction, the Company had approximately 100 Medicare-certified hospice locations in 30 states and an average daily census of more than 12,000 patients. During the third quarter of 2008, the Company consolidated some markets in which Odyssey and VistaCare both had programs in the same location. As of September 30, 2008, the Company has 94 Medicare-certified programs. The operations of VistaCare were included in the Company’s results of operations beginning February 29, 2008. For its fiscal year ended September 30, 2007, VistaCare reported annual revenues of approximately $241.0 million.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on these estimated fair values. The Company is in the process of obtaining independent appraisals of identifiable intangible assets and their remaining useful lives. The Company is also reviewing and determining the fair value of other assets and liabilities assumed. Therefore, the allocation of the purchase price is subject to revision based on the final determination of the appraisals and other fair value determinations. The preliminary estimated fair values of the assets acquired and liabilities assumed relating to the acquisition are summarized below (in millions):

Cash	$22.2
Other current assets	48.5
Property and equipment	5.5
Other assets	9.6
Goodwill	109.6

Total assets acquired	195.4
Current liabilities	48.6
Other liabilities	1.8

Net assets acquired	$145.0

Goodwill of $109.6 million will be allocated to the operating segments related to VistaCare, but the allocation has not yet been determined at this time. Of the total amount, no amount is expected to be deductible for tax purposes.
          Prior to the acquisition, the Company determined that it would transition the VistaCare corporate functions to the Company’s corporate office. During the third quarter of 2008, the Company substantially completed the transition of the VistaCare corporate functions to its Dallas Support Center and the transition of all the VistaCare program sites to its information systems. The Company is still continuing with the process of ramping up its Support Center operations, which is expected to be substantially completed during the fourth quarter of 2008. Estimated liabilities of $6.5 million for severance costs, $2.0 million for lease termination costs, $0.3 million related to a buyout of a non-compete agreement and $0.2 million for bonuses related to the transition were recorded as part of the purchase price allocation.
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

	For the nine months
	ended September 30,
	(in millions, except per share data)
	2007	2008
Revenues	$475.5	$485.8
Income from continuing operations	12.3	9.0
Net income	9.6	4.3

Income per common share:
Basic:
Continuing operations	$0.38	$0.27
Net	0.29	0.13
Diluted:
Continuing operations	$0.37	$0.27
Net	0.29	0.13

3. STOCK BENEFIT PLANS
     A summary of stock option activity under the Company’s stock compensation plans at September 30, 2008 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at January 1, 2008	3,253,004	$16.38
Granted	20,000	$10.06
Exercised	(9,946)	$4.78
Cancelled	(967,093)	$17.04

Outstanding at September 30, 2008	2,295,965	$16.09	5.86	$877,743

Exercisable at September 30, 2008	1,764,190	$17.07	5.18	$830,235

     The weighted average deemed fair value of the options granted was $4.64 for the nine months ended September 30, 2008. The total aggregate intrinsic value of options exercised was $1.7 million and $42,000 during the nine months ended September 30, 2007 and 2008, respectively. The total fair value of options that vested during the nine months ended September 30, 2007 and 2008 was $1.2 million and $1.0 million, respectively.
     A summary of the Company’s non-vested shares, including restricted shares, at September 30, 2008 is presented below for the 2001 Equity-Based Compensation Plan (“Compensation Plan”). There are no non-vested shares remaining under the Odyssey HealthCare, Inc. Stock Option Plan (“Stock Option Plan”) as of September 30, 2008.

	Compensation Plan
		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2008	1,196,929	$7.21
Granted	764,921	$9.08
Vested	(134,766)	$7.26
Cancelled	(386,848)	$6.29

Non-vested at September 30, 2008	1,440,236	$8.11

     As of September 30, 2008, there was $11.6 million (pre-tax) of total unrecognized stock-based compensation expense related to the Company’s non-vested stock-based compensation plans which is expected to be recognized over a weighted-average period of 2.4 years. Cash received from option exercises under stock-based payment arrangements during the nine months ended September 30, 2007 and 2008 was $0.6 million and $48,000, respectively. There were 1,664,726 shares available for issuance under the Compensation Plan as of September 30, 2008.
     On February 12, 2008, the Company granted Restricted Stock Units (“RSU’s”) to certain employees. The total number and vesting of the incentive-based RSUs that are eligible for each award recipient is based upon the Company attaining certain specified EPS from continuing operations targets for 2008. Provided the award recipient remains an employee continuously from the date of grant through the applicable vesting date, one-fourth of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, will vest on the date the Compensation Committee (“Committee”) certifies that the EPS target for 2008 has been met. The remaining three-fourths of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, will vest in three equal, annual installments beginning on February 12, 2010. During the nine months ended September 30, 2008, the Company determined that it is probable that 407,079 of the incentive-based RSUs will be earned and eligible to vest based on a certain EPS target. The fair value of these incentive-based RSUs is $3.7 million, which represents the fair market value of the common stock of $9.18 per share on the date of grant, which was February 12, 2008. This amount will be recognized as stock-based compensation on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For the nine months ended September 30, 2008, the Company recorded stock-based compensation of $0.6 million related to these incentive-based RSUs.
     In February 2008, the Committee approved, for certain executive officers, the exchange of selected “underwater” stock options for time-based RSUs. The Committee was concerned that the underwater stock options provided little or no financial or retention incentives to the executive officers. The Committee believes that the exchange of the underwater stock options for the time-based RSUs adequately addresses those concerns. Stock option awards of 685,000 shares, with a weighted average exercise price of $17.35, were exchanged for 126,146 shares of time-based RSUs. Of the stock option awards exchanged, 287,500 shares were unvested. The shares of time based RSUs had a fair value of $9.18 per share and will vest ratably over a three year period beginning February 12, 2009. The Company did not have a material change to its share-based compensation expense from the exchange.
4. NET INCOME PER COMMON SHARE
     The following table presents the calculation of basic and diluted net income per common share:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(in thousands, except per		(in thousands, except per
	share amounts)		share amounts)
Numerator
Numerator for net income per share -
Income from continuing operations	$3,901	$6,316	$13,695	$13,929
Loss from discontinued operations, net of tax	$(840)	$(429)	$(2,801)	$(4,857)

Net income	$3,061	$5,887	$10,894	$9,072

Denominator
Denominator for basic net income per share — weighted average shares	32,732	32,670	33,179	32,656
Effect of dilutive securities:
Employee stock options and restricted stock awards	157	380	156	569
Series B Preferred Stock Warrants convertible to common stock	2	2	2	2

Denominator for diluted net income per share — adjusted weighted average shares and assumed or actual conversions	32,891	33,052	33,337	33,227

Income (loss) per common share:
Basic:
Continuing operations	$0.12	$0.19	$0.41	$0.43
Discontinued operations	$(0.03)	$(0.01)	$(0.08)	$(0.15)

Net income	$0.09	$0.18	$0.33	$0.28

Diluted:
Continuing operations	$0.12	$0.19	$0.41	$0.42
Discontinued operations	$(0.03)	$(0.01)	$(0.08)	$(0.15)

Net income	$0.09	$0.18	$0.33	$0.27

     For the three and nine months ended September 30, 2007, options outstanding of 3,262,119 and 3,104,678, respectively, were not included in the computation of diluted earnings per share because either the exercise prices of the options were greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares, and thus the inclusion would have been antidilutive.
     For the three and nine months ended September 30, 2008, options outstanding of 2,082,351 were not included in the computation of diluted earnings per share because either the exercise prices of the options were greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares, and thus the inclusion would have been antidilutive.

5. SHORT-TERM INVESTMENTS
     The Company had tax exempt auction rate securities (“ARS”) of $41.5 million at December 31, 2007, which were classified as current assets, and $16.7 million at September 30, 2008, which were classified as long-term investments as the timing of the maturities of these investments is uncertain. The ARS held by the Company are private placement securities for which the interest rates are reset every 35 days. The reset dates have historically provided a liquid market for these securities as investors historically could readily sell their investments. These types of securities generally have not experienced payment defaults and are backed by student loans, which carry guarantees as provided for under the Federal Family Education Loan Program of the U.S. Department of Education, or are backed by various municipal governments. All of the securities were AAA/Aaa rated at September 30, 2008. To date the Company has collected all interest payments on all of its ARS when due and expects to continue to do so in the future. The Company intended to liquidate all of its ARS prior to the end of 2008. However, due to the problems experienced in global credit and capital markets generally and the ARS market in particular, the Company’s ability to liquidate its ARS this year has been impaired. The Company successfully liquidated $8.4 million of ARS in January 2008, $8.0 million of ARS in June 2008 and $8.0 million in July 2008 all at par. The remaining principal of $17.1 million associated with ARS will not be accessible until successful ARS auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to maturity, or final payments come due according to contractual maturities from 2 to 29 years. The Company expects that it will receive the principal associated with these ARS through one of these means. The Company has classified these ARS as long-term investments.
     Based on the fair value determinations described in Note 13, the Company prepared a discounted cash flow analysis for its ARS using an estimated maturity of one year, which is when the Company estimates it will be able to liquidate these securities at par. The Company used a discount rate to reflect the current reduced liquidity of these securities. As a result of this analysis, the Company reduced the value of the ARS by $0.4 million as of September 30, 2008, which was recognized through other comprehensive loss, net of tax of $0.3 million.
     If the uncertainties in the credit and capital markets continue or these markets deteriorate further, these securities may not provide liquidity to the Company when needed or maintain the fair values estimated by the Company. If the Company had to liquidate any ARS at this time, it could incur significant losses. The Company currently believes that it has sufficient liquidity for its current needs without selling any ARS and does not currently intend to attempt to liquidate these securities until market conditions improve. If the Company’s currently available resources are not sufficient for its needs and it is not able to liquidate any ARS on acceptable terms on a timely basis, it could have a significant adverse impact on the Company’s cash flows, financial condition and results of operations.
6. OTHER ACCRUED EXPENSES
     Other accrued expenses are as follows:

	As of	As of
	December 31,	September 30,
	2007	2008
	(in thousands)
Workers’ compensation	$2,182	$6,727
Inpatient	5,020	7,093
Rent	1,649	7,636
Pharmacy	333	1,529
Medical supplies and durable medical equipment	1,677	4,023
Property taxes	340	371
Medical director fees	487	599
Professional fees	962	2,834
New billing system and computer software	2,646	2,024
Interest	191	1,113
Other	1,958	8,526

	$17,445	$42,475

7. DISCONTINUED OPERATIONS
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
     The Company decided in the fourth quarter of 2007 to sell its Odessa, Texas; Big Spring, Texas; Cincinnati, Ohio; and Wichita, Kansas hospice programs. The Company completed the sale of the Odessa and Big Spring programs, which were located in the Company’s Mountain region on January 1, 2008, and recognized a pre-tax loss of $17,000 during the fourth quarter of 2007 related to the sale of these programs. The Company completed the sale of the Cincinnati and Wichita programs, which were located in the Company’s Midwest and South Central regions, respectively, during the first quarter of 2008, and no material amounts were recorded as a result.
     The Company decided in the first quarter of 2008 to sell its Baton Rouge, Louisiana; Ventura, California; Fort Wayne, Indiana; and Oklahoma City, Oklahoma hospice programs, which are located in the Company’s Southeast, West, Midwest and South Central regions, respectively. The Company also decided to close the Bryan/College Station, Texas hospice program and the Dallas, Texas inpatient unit. The closures of the Bryan/College Station program and Dallas inpatient unit, which were located in the Company’s Texas and South Central regions, respectively, resulted in a pre-tax loss of $1.5 million during the first quarter of 2008, which included an accrual for the future lease costs of these closed programs of $1.2 million.
     The Company decided in the second quarter of 2008 to close the Colorado Springs, Colorado inpatient unit and the Tucson, Arizona VistaCare hospice program. The closures, which were located in the Company’s Mountain and VistaCare West regions, respectively, resulted in a pre-tax loss of $2.3 million during the second quarter of 2008, which includes an accrual for future lease costs of the closed programs of $2.1 million.
     The Company completed the sale of the Baton Rouge program, which was located in the Company’s Southeast region during the third quarter of 2008, and recognized a pre-tax gain of $0.1 million on the sale. The other hospice programs that the Company decided in the first quarter of 2008 to sell remain held for sale.
     The assets of these entities included in discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations.” The carrying amounts of these assets were as follows:

	As of	As of
	December 31,	September 30,
	2007	2008
	(in thousands)	(in thousands)
Prepaid expenses and other current assets	$85	$18
Property and equipment, net of accumulated depreciation	2,705	2,204
Medicare licenses	40	—

Total assets of discontinued operations	$2,830	$2,222

     Net revenue and losses for these entities and the write-down of assets sold were included in the consolidated statement of income as “Loss from discontinued operations, net of tax,” for all periods presented. The amounts are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2008	2007	2008
	(in thousands)		(in thousands)
Net patient service revenue	$9,497	$1,799	$33,299	$5,149

Pre-tax loss from operations	$(1,237)	$(780)	$(4,373)	$(7,326)
Benefit for income taxes	426	298	1,540	2,802

Loss from operations	(811)	(482)	(2,833)	(4,524)
Gain (loss) on sales, net of income taxes	(29)	53	32	(333)

Loss from discontinued operations, net of tax	$(840)	$(429)	$(2,801)	$(4,857)

8. LINE OF CREDIT AND LONG-TERM DEBT
     In connection with the Company’s acquisition of VistaCare, it entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) on February 28, 2008 with General Electric Capital Corporation and certain other lenders that provides the Company with a $130.0 million term loan (the “Term Loan”) and a $30.0 million revolving line of credit. The Term Loan was used to pay a portion of the purchase price and costs incurred with respect to the acquisition of VistaCare and to pay certain fees and expenses incurred in connection with the Credit Agreement. The revolving line of credit may be used to fund future acquisitions, working capital, capital expenditures and general corporate purposes. Borrowings under the Term Loan and revolving line of credit bear interest at an applicable margin above an Index Rate (based on the higher of the prime rate or 50 basis points over the federal funds rate) or above LIBOR. At September 30, 2008, both the applicable term loan margin and the applicable revolver margin for LIBOR loans was 3.0% and for Index Rate loans was 2.0% and, based on the Company’s leverage ratio, each may increase up to 3.25% for LIBOR loans and up to 2.25% for Index Rate loans.
     At September 30, 2008, $66.5 million of the Term Loan bears interest at LIBOR plus 3.00% (ranging from 5.34% to 5.80%) while $40.0 million of the Term Loan bears interest at a fixed rate of 5.95% and $20.0 million of the Term Loan bears interest at a fixed rate of 6.42% as a result of interest rate swap agreements. The remaining $0.3 million of the Term Loan bears interest at the Index Rate plus 2.00% (7.00%). In April 2008, the Company entered into two interest rate swap agreements described in Note 11 that effectively convert a notional amount of $60.0 million of floating rate borrowings to fixed rate borrowings. There were no borrowings outstanding on the revolving line of credit at September 30, 2008.
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
     The debt maturity schedule of the Term Loan is as follows (in millions):

2008	$1.6
2009	6.5
2010	11.4
2011	13.0
2012	15.4
Thereafter	78.9

Total	$126.8

     In connection with the execution of the Credit Agreement, the Company incurred approximately $4.3 million of loan costs which are being amortized using the effective interest method over the life of the Credit Agreement.
     On November 7, 2008, the Company’s subsidiaries Odyssey HealthCare Operating A, LP a Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation and VistaCare, Inc., a Delaware corporation, entered into an Amendment No. 1 to Second Amended and Restated Credit Agreement with General Electric Capital Corporation and the other lenders signatory thereto. This amendment permits the Company’s existing investments in ARS, which otherwise would have been required to be liquidated on or prior to November 24, 2008, to be retained indefinitely.
9. CONTINGENCIES
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
     On December 30, 2004, in the United States District Court for the Northern District of Texas, Dallas Division, John O. Hanson brought a shareholders’ derivative action, for the benefit of the Company, as nominal defendant, against the former Chief Executive Officers and former Chief Financial Officer and seven of the current members of the board of directors of the Company and a former member of the board of directors of the Company. The complaint alleged breach of fiduciary duty, abuse of control, aiding and abetting breach of fiduciary duty and gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the individual defendants. The complaint sought unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages were sought from the Company. On November 20, 2006, the individual defendants and the Company filed a motion to dismiss defendant’s complaint. The District Court granted the individual defendants’ and the Company’s motion to dismiss on September 21, 2007, and plaintiff’s time to file a notice of appeal has expired. On October 2, 2007, plaintiff sent the Company a demand letter requesting that the Company assert the claims set forth in the complaint against the defendants named in the complaint. The Company’s board of directors reviewed Mr. Hanson’s demand and in July 2008 determined that the claims are without merit and that it is not in the best interest of the Company or its stockholders to assert the claims raised in plaintiff’s demand letter.
     The Company has been named in a class action lawsuit filed on November 6, 2008 in Superior Court of California, Los Angeles County by Charlia Cornish (“Cornish”) alleging class-wide wage and hour issues at its California hospice programs. The Company has not yet been served with the lawsuit and has not conducted any meaningful analysis to evaluate the merits of the claims. The suit alleges failure to provide overtime compensation, meal and break periods, accurate itemized wage statements, and timely payment of wages earned upon leaving employment. The purported class includes all persons employed by the Company in California as an admission nurse, a case manager registered nurse, a licensed vocational nurse, a registered nurse, a home health aide, a medical social worker, a triage coordinator, an office manager, a patient care secretary or a spiritual counselor at anytime on or after November 6, 2004. The lawsuit seeks payment of unpaid wages, damages, interest, penalties and reasonable attorneys’ fees and costs. The Company has just learned about this lawsuit and has only begun its analysis of the claims. As a general matter, the Company believes that it has complied with all regulations at issue in the case and the Company intends to vigorously defend against the claims asserted. Because the lawsuit is in its early stage, the Company cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome.
     On February 14, 2008, the Company received a letter from the Medicaid Fraud Control Unit Texas Attorney General’s office notifying the Company that it is conducting an investigation concerning Medicaid hospice services provided by the Company and requesting medical records of approximately 50 patients served by the Company’s programs in the State of Texas. Based on the early stage of this investigation and the limited information that the Company has at this time the Company cannot predict the outcome of this investigation, the Texas Attorney General’s views of the issues being investigated, any actions that the Texas Attorney General may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources. The Company believes that it is in material compliance with the rules and regulations applicable to the Texas Medicaid hospice program.
     On May 5, 2008, the Company received a letter from the United States Department of Justice (“DOJ”) notifying the Company that it is conducting an investigation of VistaCare, Inc. and requesting that the Company provide certain information and documents related to its investigation of claims submitted by VistaCare to Medicare and TRICARE from January 1, 2003 through the present.

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
     From time to time, the Company may be involved in other litigation matters relating to claims that arise in the ordinary course of its business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to the Company, the Company does not believe that the resolution of these other litigation matters to which the Company is currently a party will have a material adverse effect on the Company’s business, results of operations or liquidity. As of September 30, 2008, the Company has accrued approximately $1.9 million related to these other litigation matters.
10. SEGMENT REPORTING
     The Company currently evaluates performance and allocates resources primarily on the basis of cost per day of care and income from continuing operations. The hospice programs that are included in each region were changed during 2007, but regions are restated. The distribution by regions of the Company’s net patient service revenue, direct hospice care expenses, income (loss) from continuing operations (which is used by management for operating performance review), average daily census and total assets are summarized in the following tables:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(in thousands)		(in thousands)
Net patient service revenue:
Northeast	$12,153	$16,233	$33,569	$42,931
Southeast	16,721	17,847	49,277	53,148
South Central	9,920	9,056	30,448	27,435
Texas	15,813	17,581	46,587	51,002
Midwest	13,326	13,119	38,449	40,487
Mountain	17,148	17,949	53,596	53,840
West	15,039	18,110	44,720	51,656
VistaCare Central	—	15,812	—	38,328
VistaCare South	—	11,211	—	27,091
VistaCare West/North	—	28,214	—	64,459
VistaCare Support Center	—	109	—	175
Odyssey Support Center	(284)	—	(579)	(1,786)

	$99,836	$165,241	$296,067	$448,766

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(in thousands)		(in thousands)
Direct hospice care expenses:
Northeast	$6,443	$9,179	$18,723	$24,054
Southeast	10,407	11,404	31,508	33,140
South Central	6,601	6,084	19,339	18,473
Texas	9,809	10,813	29,283	31,121
Midwest	7,410	8,566	21,462	24,100
Mountain	9,739	9,933	29,702	29,119
West	7,743	8,945	23,528	26,085
VistaCare Central	—	9,846	—	23,308
VistaCare South	—	6,770	—	16,264
VistaCare West/North	—	15,604	—	37,311

	$58,152	$97,144	$173,545	$262,975

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(in thousands)		(in thousands)
Income (loss) from continuing operations before other income (expense):
Northeast	$2,933	$3,541	$6,792	$9,251
Southeast	2,480	2,273	6,696	7,655
South Central	556	149	3,288	333
Texas	2,173	3,065	5,932	8,171
Midwest	2,844	1,263	8,731	6,757
Mountain	3,588	4,309	12,575	12,950
West	3,904	5,443	10,981	14,665
VistaCare Central	—	2,509	—	4,502
VistaCare South	—	1,444	—	2,271
VistaCare West/North	—	7,795	—	10,166
VistaCare Support Center	—	(4,065)	—	(6,302)
Odyssey Support Center	(12,859)	(15,899)	(35,328)	(44,559)

	$5,619	$11,827	$19,667	$25,860

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Average Daily Census:
Northeast	974	1,244	900	1,106
Southeast	1,341	1,371	1,386	1,370
South Central	813	709	828	720
Texas	1,244	1,288	1,230	1,253
Midwest	1,039	1,011	1,004	1,017
Mountain	1,285	1,255	1,326	1,247
West	980	1,162	975	1,098
VistaCare Central	—	1,261	—	1,066
VistaCare South	—	890	—	658
VistaCare West/North	—	2,138	—	1,691

	7,676	12,329	7,649	11,226

	As of	As of
	December	September
	31, 2007	30, 2008
	(in thousands)
Total Assets:
Northeast	$13,597	$19,777
Southeast	27,110	28,069
South Central	33,079	34,019
Texas	39,527	38,160
Midwest	18,469	20,961
Mountain	46,491	46,614
West	21,236	24,214
VistaCare Central	—	16,725
VistaCare South	—	9,944
VistaCare West/North	—	24,685
VistaCare Support Center	—	16,940
Odyssey Support Center	75,700	187,573

	$275,209	$467,681

11. DERIVATIVE FINANCIAL INSTRUMENTS
          The Company entered into an interest rate swap agreement during April 2008, which effectively converts a notional amount of $40.0 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in April 2011. The Company pays a rate of 5.95% and receives LIBOR plus 3.0%, which was 5.72% at inception, in connection with this interest rate swap agreement. The Company entered into a second interest rate swap agreement in April 2008, which effectively converts a notional amount of $20.0 million of floating rate borrowings to fixed rate borrowings. The term of this second interest rate swap also expires in April 2011. With respect to this second interest rate swap agreement, the Company pays a rate of 6.42% and receives LIBOR plus 3.0%, which was 5.92% at inception.
          The Company is exposed to credit losses in the event of nonperformance by the counterparties to the two interest rate swap agreements. The Company believes that the counterparties are creditworthy financial institutions and it is anticipated that the counterparties will be able to fully satisfy the obligations under the contracts. The interest rate swaps are designated as cash flow hedges and the Company believes that the hedges will be highly effective. Changes in fair value of the interest rate swaps, net of income tax, will be recognized through other comprehensive income or loss.
          Based on estimated fair values of the interest rate swaps as of September 30, 2008, the Company recorded approximately $0.3 million, net of income tax, of other comprehensive income during the three months ended September 30, 2008.
          For the nine months ended September 30, 2008, the Company recorded approximately $0.1 million, net of income tax, of other comprehensive loss.
12. EFFECTIVE TAX RATE
          The Company’s provision for income taxes consists of current and deferred federal and state income tax expenses. The Company’s effective tax rate for the three months ended September 30, 2007 and 2008 was approximately 34.5% and 35.9%, respectively. For the nine months ended September 30, 2007 and 2008, the Company’s effective tax rate was approximately 35.3% and 36.0%, respectively. The Company estimates that its effective tax rate for 2008 will be approximately 35.0% to 37.0%.
13. FAIR VALUE MEASURES
          The Company adopted Financial Accounting Standards Board statement No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 (see Note 15). The Company categorizes its assets and liabilities recorded at fair value based upon the following fair value hierarchy established by SFAS 157.
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
          At September 30, 2008, the Company had assets related to its ARS of $17.1 million that were measured at fair value on a recurring basis using the Level 3 valuation technique as described in Note 5. These securities were transferred from Level 2 because quoted prices from broker-dealers were unavailable due to events described in Note 5.
          Also, at September 30, 2008, the Company had net liabilities related to its interest rate swaps of approximately $0.1 million, net of income tax, that were measured at fair value on a recurring basis using the Level 3 valuation.

          The following table presents the changes in fair value of the Company’s Level 3 assets related to the ARS and the Company’s Level 3 liabilities (net) related to the interest rate swaps for the nine months ended September 30, 2008 (in millions):

		Interest
	ARS	Rate Swaps
Balance at January 1, 2008	$—	$—
Transfer from Level 2	41.5	—
Transfer to Level 2	—	—
Sales of securities	(24.4)	—
Unrealized loss included in other comprehensive loss (before tax)	(0.4)	(0.2)

Balance at September 30, 2008	$16.7	$(0.2)

14. COMPREHENSIVE INCOME
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
          The components of comprehensive income, net of income tax, are as follows (in millions):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2008	2007	2008
Net income	$3.1	$5.9	$10.9	$9.0
Other comprehensive income or loss, net of tax:
Unrealized income (loss) on interest rate swaps	—	0.3	—	(0.1)
Unrealized loss on ARS	—	—	—	(0.3)

Comprehensive income	$3.1	$6.2	$10.9	$8.6

          Accumulated other comprehensive loss, net of income tax, at September 30, 2008 is comprised of $0.3 million and $0.1 million in losses related to the fair value of ARS and interest rate swaps, respectively.
15. RECENT ACCOUNTING PRONOUNCEMENTS
          In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 was effective January 1, 2008. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) which removes leasing transactions from the scope of SFAS 157. FSP 157-1 is effective upon adoption of SFAS 157. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually to fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The adoption of SFAS 157 did not have a material impact on the Company’s financial condition and results of operations.
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for financial statements beginning after November 15, 2007, with early adoption permitted. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains or losses on items for which the fair value option has been elected would be reported in earnings. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company did not elect to fair value any eligible items for the nine months ended

September 30, 2008, therefore, the adoption of SFAS 159 did not affect the Company’s consolidated financial condition or results from operations.
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective January 1, 2009. Earlier adoption is prohibited. While the Company has not evaluated the impact of SFAS 141R on its financial condition and results of operations, the Company will be required to expense costs related to any future acquisitions beginning January 1, 2009.
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 is effective January 1, 2009. All presentation and disclosure requirements will be applied retrospectively for all periods presented. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, sometimes called minority interest, and for the deconsolidation of a subsidiary. Noncontrolling interest will be reported as a component of equity in the consolidated financial statements. Consolidated net income will be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, with additional disclosures on the face of the statement of operations of the amounts of consolidated net income that are attributable to the parent and the noncontrolling interests. SFAS 160 establishes that a change in a parent’s ownership interest in a subsidiary that does not result in deconsolidation is an equity transaction. A gain or loss in net income is recognized for changes that result in deconsolidation. The Company has not yet determined the full impact of SFAS 160 on its financial condition and results of operations, but it anticipates reclassification of its minority interests in consolidated subsidiaries in its consolidated balance sheets, consolidated statements of operations and consolidated statements of stockholders’ equity.
     In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is effective January 1, 2009. SFAS 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities to include how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The Company does not anticipate any impact on its financial condition or results of operations from the adoption of SFAS 161.
     In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company does not anticipate any impact on its financial condition or results of operations from the adoption of SFAS 162.

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
OVERVIEW
     On March 6, 2008, we completed our acquisition of VistaCare, Inc. Following the completion of the VistaCare acquisition, we now serve approximately 12,000 patients and their families each day through approximately 94 Medicare-certified hospice locations in 29 states. We are currently in the process of integrating the VistaCare hospice programs into our operations. Our primary goal during our integration of the VistaCare acquisition is to maintain the VistaCare patient census and site level profitability while implementing best practices. During the third quarter of 2008, we completed the transition of the VistaCare corporate functions to our Dallas Support Center and the transition of all the VistaCare program sites to our information systems. We are still continuing with the process of ramping up our Support Center operations, which is expected to be substantially completed during the fourth quarter of 2008. See Note 2 in the unaudited consolidated financial statements for a more detailed description of the transaction. The VistaCare acquisition significantly affects the comparability of our financial information as of September 30, 2008 and for the three and nine month periods then ended.
     We are one of the largest providers of hospice care in the United States in terms of both average daily patient census and number of Medicare-certified hospice programs. We operate all of our hospice programs through our operating subsidiaries. During the nine months ended September 30, 2008, our average daily census was 11,226 patients, which represents a 46.8% increase over our average daily census of 7,649 patients for the nine months ended September 30, 2007. Our average daily census increased by 3,415 patients due primarily to the acquisition of VistaCare. Our net patient service revenue of $448.8 million for the nine months ended September 30, 2008 represents an increase of 51.6% over our net patient service revenue of $296.1 million for the nine months ended September 30, 2007. We reported income from continuing operations of $13.9 million for the nine months ended September 30, 2008, which represents an increase of 1.5% from our income from continuing operations of $13.7 million for the nine months ended September 30, 2007. We reported net income of $9.0 million, which includes a $4.9 million loss from discontinued operations, net of taxes, for the nine months ended September 30, 2008, compared to net income of $10.9 million for the nine months ended September 30, 2007, which includes a $2.8 million loss from discontinued operations, net of taxes.
DEVELOPED HOSPICES
     During the first quarter of 2007, our hospice program located in Boston, Massachusetts received its state licensure and received its Medicare certification in the second quarter of 2007. In addition, during the second quarter of 2007, we expanded the areas served by our Miami, Florida; Valdosta, Georgia; and Kansas City, Missouri hospice programs with the opening of Medicare certified alternate delivery sites in Monroe County, Florida; Douglas, Georgia; and Kearney, Missouri, respectively. During the first quarter of 2008, our hospice program located in Augusta, Georgia received its Medicare certification. During the second quarter of 2008, our hospice program located in Dayton, Ohio received its Medicare certification. During the third quarter we converted our Dayton, Ohio program to an alternate delivery site of our Columbus, Ohio program. During the third quarter of 2007 and 2008, we incurred pre-tax start-up losses of approximately $0.5 million and $0.3 million, respectively. During the nine months ended September 30, 2007 and 2008, we incurred pre-tax start-up losses of approximately $1.4 million and $1.1 million, respectively.
     Once a hospice becomes Medicare certified, the process is started to obtain Medicaid certification. This process takes approximately six months and varies from state to state.
DISCONTINUED OPERATIONS
     We conduct ongoing strategic reviews of each of our hospice programs from which we evaluate hospice programs and decide to sell or close certain hospice programs.

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
     We decided in the second quarter of 2007 to sell the Valdosta, Georgia; Columbia, South Carolina; St. George, Utah; Rockford, Illinois; and Allentown, Pennsylvania hospice programs and the Huntsville, Alabama alternate delivery site (“ADS”). We completed the sale of the Valdosta and Columbia programs, which were located in our Southeast region, on June 16, 2007 and recognized a pre-tax loss of $0.1 million in the second quarter on the sale of the programs. We completed the sale of the Huntsville ADS and our St. George and Allentown programs, which were located in our Southeast, Mountain and Midwest regions, respectively, during the third quarter of 2007 and no material amounts were recorded as a result. We completed the sale of the Rockford program, which was located in our Midwest region, during the fourth quarter of 2007, and recognized a pre-tax gain of $0.1 million in the fourth quarter on the sale of the Rockford program.
     We decided in the fourth quarter of 2007 to sell the Odessa, Texas; Big Spring, Texas; Cincinnati, Ohio; and Wichita, Kansas hospice programs. We completed the sale of the Odessa and Big Spring programs, which were located in our Mountain region on January 1, 2008, and recognized a pre-tax loss of $17,000 during the fourth quarter of 2007 related to the sale of these programs. The Company completed the sale of the Cincinnati and Wichita programs, which were located in our Midwest and South Central regions, respectively, during the first quarter of 2008, and no material amounts were recorded as a result.
     We decided in the first quarter of 2008 to sell the Baton Rouge, Louisiana; Ventura, California; Fort Wayne, Indiana; and Oklahoma City, Oklahoma hospice programs, which are located in our Southeast, West, Midwest and South Central regions, repsectively. We also decided to close the Bryan/College Station, Texas hospice program and the Dallas, Texas inpatient unit. The closures of the Bryan/College Station program and Dallas inpatient unit which were located in our Texas and South Central regions, respectively, resulted in a pre-tax loss of $1.5 million during the first quarter of 2008, which included an accrual for the future lease costs of these closed programs of $1.2 million.
     We decided in the second quarter of 2008 to close the Colorado Springs, Colorado inpatient unit and the Tucson, Arizona VistaCare hospice program. The closures which were located in our Mountain and VistaCare West regions, respectively, resulted in a pre-tax loss of $2.3 million during the second quarter of 2008, which included an accrual for future lease costs of these closed programs of $2.1 million.
     We completed the sale of the Baton Rouge program which was located in our Southeast region during the third quarter of 2008 and recognized a pre-tax gain of $0.1 million on the sale. The other hospice programs that we decided in the first quarter of 2008 to sell remain held for sale.
     During the nine months ended September 30, 2007 and 2008, we recorded a charge of approximately $2.8 million and $4.9 million, respectively, net of taxes, or $0.08 and $0.15 per diluted share, respectively, related to these programs in discontinued operations. These charges are included in discontinued operations for the respective periods.
     Our results of operations and statistics for prior periods have been restated to reflect the reclassification of these programs to discontinued operations.
ACQUISITIONS
     As discussed above, we completed the acquisition of VistaCare on March 6, 2008. We accounted for this acquisition as a purchase. As part of our ongoing acquisition strategy, we are continually evaluating potential acquisition opportunities.
     Goodwill from our acquisitions was $207.8 million as of September 30, 2008, of which $109.6 million is a preliminary amount related to the VistaCare acquisition, representing 106.5% of stockholders’ equity and 44.4% of total assets as of September 30, 2008. We account for goodwill and other intangible assets based on the provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are reviewed for impairment annually (during the fourth quarter) or more frequently if indicators arise. As of September 30, 2008, no impairment charges have been recorded by us. Other intangible assets continue to be amortized over their remaining useful lives.

NET PATIENT SERVICE REVENUE
     Net patient service revenue is the estimated net realizable revenue from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered to our patients. To determine net patient service revenue, we adjust gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap contractual adjustments. Net patient service revenue does not include charity care or the Medicaid room and board payments. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 92.3% and 92.6% of our net patient service revenue for the nine months ended September 30, 2007 and 2008, respectively. Services provided under Medicaid programs represented approximately 4.6% and 4.1% of our net patient service revenue for the nine months ended September 30, 2007 and 2008, respectively. The payments we receive from Medicare and Medicaid are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.
     The four main levels of care we provide are routine home care, general inpatient care, continuous home care and inpatient respite care. We also receive reimbursement for physician services, self-pay and non-governmental room and board. Routine home care is the largest component of our gross patient service revenue, representing 88.5% and 89.6% of gross patient service revenue for the nine months ended September 30, 2007 and 2008, respectively. General inpatient care represented 7.4% and 7.2% of gross patient service revenue for the nine months ended September 30, 2007 and 2008, respectively. Continuous home care represented 3.2% and 2.1% of gross patient service revenue for the nine months ended September 30, 2007 and 2008, respectively. Inpatient respite care and reimbursement for physician services, self-pay and non-governmental room and board represents the remaining 0.9% and 1.1% of gross patient service revenue for the nine months ended September 30, 2007 and 2008, respectively.
     The principal factors that impact net patient service revenue are our average daily census, levels of care, annual changes in Medicare and Medicaid payment rates due to adjustments for inflation and estimated Medicare cap contractual adjustments. Average daily census is affected by the number of patients referred and admitted into our hospice programs and the average length of stay of those patients once admitted. Average length of stay is impacted by patients’ decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay is 85.2 and 85.5 days for the nine months ended September 30, 2007 and 2008, respectively.
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
MEDICARE REGULATION
     The Medicare Cap. Various provisions were included in the legislation creating the Medicare hospice benefit to manage the cost to the Medicare program for hospice, including the patient’s waiver of curative care requirement, the six-month terminal prognosis requirement and the Medicare payment caps. The Medicare hospice benefit includes two fixed annual caps on payment, both of which are assessed on a program-by-program basis. One cap is an absolute dollar amount; the other limits the number of days of inpatient care. None of our hospice programs exceeded the payment limits on general inpatient care services for the nine months ended September 30, 2007 and 2008. The caps are calculated from November 1 through October 31 of each year.
     Dollar Amount Cap. The Medicare revenue paid to a hospice program from November 1 to October 31 of the following year may not exceed the annual cap amount, which is calculated by using the following formula: the product of the number of admissions to the program by patients who are electing to receive their Medicare hospice benefit for the first time, multiplied by the Medicare cap amount, which for the November 1, 2006 through October 31, 2007 Medicare fiscal year was $21,410. The Medicare cap amount is reduced proportionately for patients who transferred in or out of our hospice services. The Medicare cap amount is annually adjusted for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. The Medicare cap amount for the November 1, 2007 through October 31, 2008 cap year is $22,386.
     The following table shows the amounts accrued and paid for the Medicare cap contractual adjustments for the years ended December 31, 2006 and 2007 and for the nine months ended September 30, 2008, respectively:

	Accrued Medicare Cap Contractual Adjustments
	Year Ended December 31,				Nine Months Ended
					September 30,
	2006		2007		2008
	(in thousands)
Beginning balance — accrued Medicare cap contractual adjustments	$14,883		$26,679		$21,682
Medicare cap contractual adjustments	8,853	(1)	5,039	(2)	3,696	(3)
Medicare cap contractual adjustments — discontinued operations	7,611	(4)	2,651	(4)	(104	)(4)
Payments to Medicare fiscal intermediaries	(1,983)		(12,687)		(4,352)
Balances acquired from the VistaCare acquisition	—		—		8,792
Reclassification to accounts payable	(2,685	)(5)	—		—

Ending balance — accrued Medicare cap contractual adjustments	$26,679		$21,682		$29,714

(1)	Includes additional accrual of $3.1 million related to the 2005 Medicare cap year.

(2)	Includes additional accrual of $0.9 million related to the 2006 Medicare cap year.

(3)	Includes additional accrual of $1.5 million related to the 2006 Medicare cap year.

(4)	Medicare cap contractual adjustments reclassified to discontinued operations are related to all programs we have discontinued and/or sold during 2006, 2007 and 2008.

(5)	Amounts were reclassified from accrued Medicare cap contractual adjustments to accounts payable in December 2006 and were paid in January 2007 to the Medicare fiscal intermediary.
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
     For our patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, we contract with nursing homes for room and board services. The state must pay us, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95% of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. Under our standard nursing home contracts, we pay the nursing home for these room and board services at 100% of the Medicaid daily nursing home rate. We refer to these costs, net of Medicaid payments, as “nursing home costs, net.” We refer to the payable related to these costs as accrued nursing home costs.

     General and administrative expenses primarily include non-patient care salaries (including salaries for our executive directors, directors of patient services, patient care managers, community education representatives and other non-patient care staff), payroll taxes, employee benefits, office leases, professional fees and other operating costs.
     The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for hospice care for the three and nine months ended September 30, 2007 and 2008, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Direct hospice care expenses:
Salaries, benefits and payroll taxes	38.9%	38.1%	39.0%	38.2%
Pharmaceuticals	5.3	4.9	5.4	4.8
Medical equipment and supplies	5.3	5.8	5.2	5.7
Inpatient costs	1.6	2.1	2.1	2.2
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	7.1	7.9	6.9	7.7

Total	58.2%	58.8%	58.6%	58.6%

General and administrative expenses — hospice care:
Salaries, benefits and payroll taxes	14.5%	13.2%	14.4%	14.3%
Leases	3.0	2.7	2.9	2.8
Other (including insurance, recruiting, travel, telephone and printing )	3.9	4.1	3.9	4.0

Total	21.4%	20.0%	21.2%	21.1%

     The following table sets forth the cost per day of care represented by the items included in direct hospice care expenses and general and administrative expenses for hospice care for the three and nine months ended September 30, 2007 and 2008, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Direct hospice care expenses:
Salaries, benefits and payroll taxes	$54.95	$55.53	$55.29	$55.72
Pharmaceuticals	7.44	7.18	7.61	7.01
Medical equipment and supplies	7.52	8.46	7.40	8.35
Inpatient costs	2.32	3.04	3.00	3.23
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	10.12	11.43	9.81	11.18

Total	$82.35	$85.64	$83.11	$85.49

General and administrative expenses — hospice care:
Salaries, benefits and payroll taxes	$20.47	$19.22	$20.39	$20.81
Leases	4.18	3.98	4.12	4.07
Other (including insurance, recruiting, travel, telephone and printing )	5.94	6.06	5.66	6.01

Total	$30.59	$29.26	$30.17	$30.89

PROVISION FOR INCOME TAXES
     Our provision for income taxes consists of current and deferred federal and state income tax expenses. Our effective tax rate for the three months ended September 30, 2007 and 2008 was approximately 34.5% and 35.9%, respectively. For the nine months ended September 30, 2007 and 2008, our effective tax rate was approximately 35.3% and 36.0%, respectively. We estimate that our effective tax rate for 2008 will be approximately 35.0% to 37.0%.

RESULTS OF OPERATIONS
     The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the three and nine months ended September 30, 2007 and 2008, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Net patient service revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct hospice care	58.2	58.8	58.6	58.6
General and administrative — hospice care	21.4	20.0	21.2	21.1
General and administrative — support center	11.9	11.2	11.1	11.5
Provision for uncollectible accounts	1.3	1.6	1.0	1.7
Depreciation and amortization	1.5	1.2	1.5	1.3

Income from continuing operations before other income (expense)	5.7	7.2	6.6	5.8
Other income (expense), net	0.3	(1.2)	0.5	(0.9)

Income from continuing operations before provision for income taxes	6.0	6.0	7.1	4.9
Provision for income taxes	2.1	2.2	2.5	1.8

Income from continuing operations	3.9	3.8	4.6	3.1
Loss from discontinued operations, net of income taxes	(0.8)	(0.3)	(0.9)	(1.1)

Net income	3.1%	3.5%	3.7%	2.0%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2008
     The following table summarizes and compares our results of operations for the three months ended September 30, 2007 and 2008, respectively:

	Three Months Ended
	September 30,
	2007	2008	$ Change	% Change
	(in thousands, except % change)
Net patient service revenue	$99,836	$165,241	$65,405	65.5%
Operating expenses:
Direct hospice care	58,152	97,144	38,992	67.1%
General and administrative — hospice care	21,392	33,035	11,643	54.4%
General and administrative — support center	11,876	18,694	6,818	57.4%
Provision for uncollectible accounts	1,324	2,573	1,249	94.3%
Depreciation and amortization	1,473	1,968	495	33.6%

Income from continuing operations before other income (expense)	5,619	11,827	6,208	110.5%
Other income (expense), net	333	(1,981)	(2,314)	(694.9)%

Income from continuing operations before provision for income taxes	5,952	9,846	3,894	65.4%
Provision for income taxes	2,051	3,530	1,479	72.1%

Income from continuing operations	3,901	6,316	2,415	61.9%
Loss from discontinued operations, net of income taxes	(840)	(429)	411	48.9%

Net income	$3,061	$5,887	$2,826	92.3%

Net Patient Service Revenue
     Net patient service revenue increased $65.4 million, or 65.5%, from $99.8 million for the three months ended September 30, 2007 to $165.2 million for the three months ended September 30, 2008, due primarily to the net patient service revenue generated from VistaCare operations for the third quarter of $55.3 million. Net patient service revenue per day of care was $141.38 and $145.68 for the three months ended September 30, 2007 and 2008, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services of approximately 3.4%. The increase in net patient service revenue was offset by the Medicare cap contractual adjustment of $1.0 million and $1.2 million for the three months ended September 30, 2007 and 2008, respectively. Medicare revenues represented 91.9% and 92.4% of our net patient service revenue for the three months ended September 30, 2007 and 2008, respectively. Medicaid revenues represented 4.8% and 4.2% of our net patient service revenue for the three months ended September 30, 2007 and 2008, respectively.
Direct Hospice Care Expenses
     Direct hospice care expenses increased $39.0 million, or 67.1%, from $58.2 million for the three months ended September 30, 2007 to $97.1 million for the three months ended September 30, 2008, due primarily to our VistaCare operations’ direct hospice care expenses of $32.2 million for the third quarter. Salaries, benefits and payroll tax expense for legacy Odyssey operations increased $4.0 million, or 10.4%, from $38.8 million for the three months ended September 30, 2007 to $42.8 million for the three months ended September 30, 2008. This increase is primarily due to annual salary increases and an increase in the number of employees at our hospice programs. As a percentage of net patient service revenue, our direct hospice care expenses were 58.2% and 58.8% for the three months ended September 30, 2007 and 2008, respectively.
General and Administrative Expenses — Hospice Care
     General and administrative expenses — hospice care increased $11.6 million, or 54.4%, from $21.4 million for the three months ended September 30, 2007, to $33.0 million for the three months ended September 30, 2008, due primarily to VistaCare operations’ general and administrative expenses for hospice care of $10.3 million for the third quarter. Salaries, benefits and payroll tax expense for legacy Odyssey operations increased $1.0 million, or 7.2% from $14.5 million for the three months ended September 30, 2007, to $15.5 million for the three months ended September 30, 2008. This increase is primarily due to annual salary increases and an increase in the number of employees at our hospice programs. As a percentage of net patient service revenue, our general administrative expenses — hospice care were 21.4% and 20.0% for the three months ended September 30, 2007 and 2008, respectively.
General and Administrative Expenses — Support Center
     General and administrative — support center expenses increased $6.8 million, or 57.4%, from $11.9 million for the three months ended September 30, 2007, to $18.7 million for the three months ended September 30, 2008. During the three months ended September 30, 2008, we incurred approximately $2.0 million in expenses related to the ramp down of VistaCare’s corporate office and integration of VistaCare’s operations. Also, we incurred approximately $1.8 million in expenses related to the ramp up of the Dallas Support Center to accommodate the acquisition. Salaries, benefits and payroll tax expense related to Odyssey’s Support Center increased $2.4 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts increased $1.3 million from $1.3 million for the three months ended September 30, 2007 to $2.6 million for the three months ended September 30, 2008, due primarily to an increase in accounts receivable aging as a result of delays in collections due to additional document requests (“ADR’s”) received from our Medicare fiscal intermediaries and our acquisition of VistaCare, which increased our provision for uncollectible accounts in accordance with our bad debt reserve policy. As a percentage of net patient service revenue, our provision for uncollectible accounts was 1.3% and 1.6% for the three months ended September 30, 2007 and 2008, respectively.
Depreciation and Amortization Expense
     Depreciation and amortization expense increased $0.5 million, or 33.6%, from $1.5 million for the three months ended September 30, 2007 to $2.0 million for the three months ended September 30, 2008. This increase was primarily due to depreciation expense related to assets acquired in our acquisition of VistaCare. As a percentage of net patient service revenue, depreciation and amortization expense was 1.5% and 1.2% for the three months ended September 30, 2007 and 2008, respectively.
Other Income (Expense)
     Other income (expense) decreased $2.3 million from $0.3 million in other income for the three months ended September 30, 2007 to $2.0 million in other expense for the three months ended September 30, 2008. Interest expense increased $2.0 million for the three months ended September 30, 2008 as a result of borrowings related to our acquisition of VistaCare. See Note 8 to our unaudited consolidated financial statements.

Provision for Income Taxes
     Our provision for income taxes increased $1.5 million, or 72.1%, from $2.1 million for the three months ended September 30, 2007 to $3.5 million for the three months ended September 30, 2008. We had an effective income tax rate of approximately 34.5% and 35.9% for the three months ended September 30, 2007 and 2008, respectively.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2008
     The following table summarizes and compares our results of operations for the nine months ended September 30, 2007 and 2008, respectively:

	Nine Months
	Ended September 30,
	2007	2008	$ Change	% Change
	(in thousands, except % change)
Net patient service revenue	$296,067	$448,766	$152,699	51.6%
Operating expenses:
Direct hospice care	173,545	262,975	89,430	51.5%
General and administrative — hospice care	62,790	94,856	32,066	51.1%
General and administrative — support center	32,764	51,431	18,667	57.0%
Provision for uncollectible accounts	3,038	7,803	4,765	156.8%
Depreciation and amortization	4,263	5,841	1,578	37.0%

Income from continuing operations before other income (expense)	19,667	25,860	6,193	31.5%
Other income (expense), net	1,494	(4,092)	(5,586)	(373.9)%

Income from continuing operations before provision for income taxes	21,161	21,768	607	2.9%
Provision for income taxes	7,466	7,839	373	5.0%

Income from continuing operations	13,695	13,929	234	1.7%
Loss from discontinued operations, net of income taxes	(2,801)	(4,857)	(2,056)	(73.4)%

Net income	$10,894	$9,072	$(1,822)	(16.7)%

Net Patient Service Revenue
     Net patient service revenue increased $152.7 million, or 51.6%, from $296.1 million for the nine months ended September 30, 2007 to $448.8 million for the nine months ended September 30, 2008, due primarily to the net patient service revenue generated from VistaCare operations from the date of acquisition through September 2008 of $130.1 million. Net patient service revenue per day of care was $141.78 and $145.90 for the nine months ended September 30, 2007 and 2008, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services of approximately 3.4%. The increase in net patient service revenue was offset by the Medicare cap contractual adjustment of $3.4 million and $3.7 million for the nine months ended September 30, 2007 and 2008, respectively. Medicare revenues represented 92.3% and 92.6% of our net patient service revenue for the nine months ended September 30, 2007 and 2008, respectively. Medicaid revenues represented 4.6% and 4.1% of our net patient service revenue for the nine months ended September 30, 2007 and 2008, respectively.
Direct Hospice Care Expenses
     Direct hospice care expenses increased $89.4 million, or 51.5%, from $173.5 million for the nine months ended September 30, 2007 to $263.0 million for the nine months ended September 30, 2008, due primarily to our VistaCare operations’ direct hospice care expenses of $76.9 million from the date of acquisition through September 2008. Salaries, benefits and payroll tax expense for legacy Odyssey operations increased $7.5 million, or 6.5%, from $115.5 million for the nine months ended September 30, 2007 to $123.0 million for the nine months ended September 30, 2008. This increase in primarily due to annual salary increases and an increase in the number of employees at our hospice programs. As a percentage of net patient service revenue, our direct hospice care expenses were 58.6% for both the nine months ended September 30, 2007 and 2008.

General and Administrative Expenses — Hospice Care
     General and administrative expenses — hospice care increased $32.1 million, or 51.1%, from $62.8 million for the nine months ended September 30, 2007, to $94.9 million for the nine months ended September 30, 2008, due primarily to VistaCare’s operations’general and administrative expenses for hospice care of $27.6 million from the date of acquisition through September 2008. Salaries, benefits and payroll tax expense for legacy Odyssey operations increased $3.1 million, or 7.2%, from $42.6 million for the nine months ended September 30, 2007, to $45.7 million for the nine months ended September 30, 2008. This increase is primarily due to annual salary increases and an increase in the number of employees at our hospice programs. As a percentage of net patient service revenue, our general administrative expenses — hospice care were 21.2% and 21.1% for the nine months ended September 30, 2007 and 2008, respectively.
General and Administrative Expenses — Support Center
     General and administrative — support center expenses increased $18.7 million, or 57.0%, from $32.8 million for the nine months ended September 30, 2007, to $51.4 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2008, we incurred approximately $7.7 million in expenses related to the ramp down of VistaCare’s corporate office and integration of VistaCare’s operations. We also incurred approximately $3.4 million in expenses related to ramping up the Dallas Support Center to accommodate the acquisition. Salaries, benefits and payroll tax expense related to Odyssey’s Support Center increased $5.5 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts increased $4.8 million from $3.0 million for the nine months ended September 30, 2007 to $7.8 million for the nine months ended September 30, 2008, due primarily to an increase in accounts receivable aging as a result of delays in collections due to additional document requests (“ADR’s”) received from our Medicare fiscal intermediaries and our acquisition of VistaCare, which increased our provision for uncollectible accounts in accordance with our bad debt reserve policy. As a percentage of net patient service revenue, our provision for uncollectible accounts was 1.0% and 1.7% for the nine months ended September 30, 2007 and 2008, respectively.
Depreciation and Amortization Expense
     Depreciation and amortization expense increased $1.6 million, or 37.0%, from $4.2 million for the nine months ended September 30, 2007 to $5.8 million for the nine months ended September 30, 2008. This increase was primarily due to depreciation expense related to assets acquired in our acquisition of VistaCare. As a percentage of net patient service revenue, depreciation and amortization expense was 1.5% and 1.3% for the nine months ended September 30, 2007 and 2008, respectively.
Other Income (Expense)
     Other income (expense) decreased $5.6 million from $1.5 million in other income for the nine months ended September 30, 2007 to $4.1 million in other expense for the nine months ended September 30, 2008. Interest expense increased $5.2 million for the nine months ended September 30, 2008 as a result of borrowings related to our acquisition of VistaCare. See Note 8 to our unaudited consolidated financial statements.
Provision for Income Taxes
     Our provision for income taxes decreased $0.4 million, or 5.0%, from $7.4 million for the nine months ended September 30, 2007 to $7.8 million for the nine months ended September 30, 2008. We had an effective income tax rate of approximately 35.3% and 36.0% for the nine months ended September 30, 2007 and 2008, respectively.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal liquidity requirements are for debt service, Medicare cap contractual adjustments, working capital, new hospice program and inpatient development, hospice acquisitions, and other capital expenditures. We finance these requirements primarily with existing funds, cash flows from operating activities, borrowings under our revolving line of credit, operating leases, and normal trade credit terms. As of September 30, 2008, we had cash and cash equivalents of $53.7 million and working capital of $70.5 million. At such date, we also had $16.7 million in long-term investments which we plan to liquidate in an orderly manner.

     Cash provided by operating activities and discontinued operations was $9.9 million and $10.2 million for the nine months ended September 30, 2007 and 2008, respectively, and represented net income generated, non-cash charges related to depreciation, amortization, stock-based compensation and taxes and increases and decreases in working capital. We paid $7.3 million to Medicare related to 2004 and 2005 Medicare cap year ended contractual adjustments during the nine months ended September 30, 2007 compared to $4.4 million paid to Medicare related to the 2006 Medicare cap year ended contractual adjustments during the nine months ended September 30, 2008. Our days outstanding in accounts receivable increased from 55 days as of December 31, 2007 to 64 days as of September 30, 2008, primarily related to an increase in accounts receivable at the VistaCare sites that were converted to our billing system and an increase in accounts receivable as a result of delay in collections due to ADR’s received from our Medicare fiscal intermediaries.
     Investing activities, consisting primarily of cash paid for acquisitions, purchases of property and equipment and to purchase or sell investments, generated cash of $6.3 million and used cash of $92.1 million for the nine months ended September 30, 2007 and 2008, respectively. During the nine months ended September 30, 2008, the use of cash was due primarily to our purchase of VistaCare. For the nine months ended September 30, 2008, property and equipment purchases were primarily related to inpatient business development and the new integrated billing system.
     Net cash used in financing activities was $13.2 million for the nine months ended September 30, 2007, primarily representing the cash payment for the purchase of treasury stock. We generated cash from financing activities of $123.3 million for the nine months ended September 30, 2008, primarily representing proceeds from the issuance of long-term debt offset by payments related to debt issue costs in connection with the acquisition of VistaCare.
     In connection with our acquisition of VistaCare, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) on February 28, 2008 with General Electric Capital Corporation and certain other lenders that provides us with a $130.0 million term loan (the “Term Loan”) and a $30.0 million revolving line of credit. The Term Loan was used to pay a portion of the purchase price and costs incurred with respect to the acquisition of VistaCare and to pay certain fees and expenses incurred in connection with the Credit Agreement. The revolving line of credit may be used to fund future acquisitions, working capital, capital expenditures and general corporate purposes. Borrowings under the Term Loan bear interest at an applicable margin above an Index Rate (based on the higher of the prime rate or 50 basis points over the federal funds rate) or above LIBOR. Borrowings outstanding under the revolving line of credit bear interest at an applicable margin above LIBOR or the Index Rate. At September 30, 2008, both the applicable term loan margin and the applicable revolver margin for LIBOR loans was 3.00% and for Index Rate loans was 2.00% and, based on our leverage ratio, each may increase up to 3.25% for LIBOR loans and up to 2.25% for Index Rate loans.
     At September 30, 2008, $66.5 million of the Term Loan bears interest at LIBOR plus 3.00% (ranging from 5.34% to 5.92%) while $40.0 million of the Term Loan bears interest at a fixed rate of 5.95% and $20.0 million of the Term Loan bears interest at a fixed rate of 6.42% as a result of interest rate swap agreements. The remaining $0.3 million of the Term Loan bears interest at the Index Rate plus 2.00% (7.00%). There were no borrowings outstanding on the revolving line of credit at September 30, 2008.
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
     In connection with the execution of the Credit Agreement, we incurred approximately $4.3 million of loan costs, which are being amortized using the effective interest method over the life of the Credit Agreement.
     During the second quarter of 2008, we entered into an interest rate swap agreement, which effectively converts a notional amount of $40.0 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in April 2011. We pay a rate of 5.95% and receive LIBOR plus 3.0%, which was 5.72% at inception, with respect to this interest rate swap. We also entered into another interest rate swap agreement during the second quarter of 2008, which effectively converts a notional amount of $20.0 million of floating rate borrowings to fixed rate borrowings. The term of this second interest rate swap also expires in April 2011. In connection with this second interest rate swap agreement, we pay a rate of 6.42% and receive LIBOR plus 3.0%, which was 5.92% at inception. We are exposed to credit losses in the event of nonperformance by the counterparties to the two interest rate swap agreements. We believe the counterparties are creditworthy financial institutions and it is anticipated that the counterparties will be able to fully satisfy their obligations under the contracts. The interest rate swaps are designated as cash flow hedges and we believe that the hedges will be highly effective. Changes in fair value of the interest rate swaps, net of income tax, will be recognized through other comprehensive income. Based on estimated fair values of the interest rate swaps as of September 30, 2008, we recorded approximately $0.3 million, net of income tax, to other comprehensive income during the three months ended September 30, 2008. For the nine months ended September 30, 2008, we recorded approximately $0.1 million, net of income tax, to other comprehensive loss.
     We had tax exempt auction rate securities (“ARS”) of $41.5 million at December 31, 2007, which were classified as current assets, and $16.7 million at September 30, 2008, which were classified as long-term assets. The ARS we hold are private placement securities for which the interest rates are reset every 35 days. The reset dates have historically provided a liquid market for these securities as investors historically could readily sell their investments. These types of securities generally have not experienced payment defaults and are backed by student loans, which carry guarantees as provided for under the Federal Family Education Loan Program of the U.S. Department of Education, or are backed by municipal governments. All of the securities were AAA/Aaa rated at September 30, 2008. To date we have collected all interest payments on all of our ARS when due and expect to continue to do so in the future. The Company intended to liquidate all of its ARS prior to the end of 2008. However, due to the problems experienced in global credit and capital markets generally and the ARS market in particular, our ability to liquidate our ARS this year has been impaired. We successfully liquidated $8.4 million of ARS in January 2008, $8.0 million of ARS in June 2008 and $8.0 million in July 2008 at par. The remaining principal associated with ARS will not be accessible until successful ARS auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to maturity, or final payments come due according to contractual maturities from 2 to 29 years. We expect that we will receive the principal associated with these ARS through one of these means.
     Due to the liquidity issues in the ARS market we determined, in the second quarter of 2008, that the fair value of our ARS was no longer at par value. We prepared a discounted cash flow analysis for our ARS using an estimated maturity of one year, which is when we estimate we will be able to liquidate these securities at par. We used a discount rate to reflect the current reduced liquidity of these securities. As a result of this analysis, we reduced the value of the ARS by $0.4 million, which was recognized through other comprehensive loss, net of tax of $0.3 million.
     If the uncertainties in the credit and capital markets continue or these markets deteriorate further, these securities may not provide liquidity to us when needed or maintain the fair values we estimated. If we have to liquidate any ARS at this time, we could incur significant losses. We currently believe that we have sufficient liquidity for our current needs without selling any ARS and do not currently intend to attempt to liquidate these securities until market conditions improve. If our currently available resources are not sufficient for our needs and we are not able to liquidate any ARS on acceptable terms on a timely basis, it could have a significant adverse impact on our cash flows, financial condition and results of operations.
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
OFF-BALANCE SHEET ARRANGEMENTS
     As of September 30, 2008, we did not have any off-balance sheet arrangements.
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 was effective January 1,

2008. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) which removes leasing transactions from the scope of SFAS 157. FSP 157-1 is effective upon adoption of SFAS 157. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually to fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The adoption of SFAS 157 did not have a material impact on the Company’s financial condition and results of operations.
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for financial statements beginning after November 15, 2007, with early adoption permitted. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains or losses on items for which the fair value option has been elected would be reported in earnings. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We did not elect to fair value any eligible items for the nine months ended September 30, 2008, therefore, the adoption of SFAS 159 did not affect our consolidated financial condition or results from operations.
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective January 1, 2009. Earlier adoption is prohibited. While we have not evaluated the impact of SFAS 141R on our financial condition and results of operations, we will be required to expense costs related to any future acquisitions beginning January 1, 2009.
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 is effective January 1, 2009. All presentation and disclosure requirements will be applied retrospectively for all periods presented. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, sometimes call minority interest, and for the deconsolidation of a subsidiary. Noncontrolling interest will be reported as a component of equity in the consolidated financial statements. Consolidated net income will be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, with additional disclosures on the face of the statement of operations of the amounts of consolidated net income are attributable to the parent and the noncontrolling interests. SFAS 160 establishes that a change in a parent’s ownership interest in a subsidiary that does not result in deconsolidation are equity transactions. A gain or loss in net income is recognized for changes that result in deconsolidation. We have not yet determined the full impact of SFAS 160 on our financial condition and results of operations, but we anticipate reclassification of our minority interests in consolidated subsidiaries in our consolidated balance sheets, consolidated statements of operations and consolidated statements of stockholders’ equity.
     In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is effective January 1, 2009. SFAS 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities to include how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. We do not anticipate any impact on our financial condition or results of operations from the adoption of SFAS 161.
     In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company does not anticipate any impact on its financial condition or results of operations from the adoption of SFAS 162.

PAYMENT, LEGISLATIVE AND REGULATORY CHANGES
     We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could materially adversely affect our net patient service revenue and profitability. On July 31, 2008, the Centers for Medicare and Medicaid Services (“CMS”) published the final rule that modifies the hospice wage index by phasing out over a three year period the budget neutrality adjustment factor. The phase out will occur over a three year period beginning on October 1, 2008, with 25% of the phase-out becoming effective on October 1, 2008, 50% becoming effective on October 1, 2009 and the balance on October 1, 2010. We have estimated that the final rule will reduce our net patient service revenue by approximately 1.2% in 2008 and 1.5% in 2009. CMS disclosed in the final rule that the market basket increase to Medicare base hospice payment rates will be 3.6%. This increase in the base hospice payment rates became effective on October 1, 2008 and will be reduced in part by the estimated 1.1% negative impact from the elimination of the budget neutrality adjustment factor in the computation of the hospice wage index. We estimate that our hospice payment rates will increase by approximately 2.5% effective October 1, 2008 as a result of the market basket increase and the elimination of the budget neutrality adjustment factor. In the future, reductions in, or reductions in the rate of increase of, Medicare and Medicaid payments may have an adverse impact on our net patient service revenue and profitability and such impact could be material.
     For the nine months ended September 30, 2008, Medicare and Medicaid services constituted 92.6% and 4.1% of our net patient service revenue, respectively.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Changes in interest rates would affect the fair value of our fixed rate debt instruments, but would not have an impact on our earnings or cash flow. We currently have $126.8 million of debt instruments of which $60.0 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest rates on our variable rate debt instruments, which are tied to the LIBOR, would affect our earnings and cash flows by $0.7 million (pre-tax) per year, but would not affect the fair value of the variable rate debt.
ITEM 4. CONTROLS AND PROCEDURES
     Our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008, and based on such evaluation have concluded that such disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     In conducting the evaluation of the effectiveness of our internal control over financial reporting, we have excluded the acquisition of VistaCare, Inc., which was completed by us during the first quarter of 2008. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the SEC. As we continue with the integration of VistaCare and the migration of certain VistaCare processes to our existing processes, we are evaluating and modifying, as necessary, its internal control over financial reporting.

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
     On December 30, 2004, in the United States District Court for the Northern District of Texas, Dallas Division, John O. Hanson brought a shareholders’ derivative action, for the benefit of us, as nominal defendant, against our former Chief Executive Officers and former Chief Financial Officer and seven of the current members of the board of directors and a former member of our board of directors. The complaint alleged breach of fiduciary duty, abuse of control, aiding and abetting breach of fiduciary duty and gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the individual defendants. The complaint sought unspecified amounts of compensatory damages, as well as interest and costs, including legal fees from the individual defendants. No damages were sought from us. On November 20, 2006, the individual defendants and we filed a motion to dismiss defendant’s complaint. The District Court granted the individual defendants’ and our motion to dismiss on September 21, 2007, and plaintiff’s time to file a notice of appeal has expired. On October 2, 2007, plaintiff sent us a demand letter requesting that we assert the claims set forth in the complaint against the defendants named in the complaint. Our board of directors reviewed Mr. Hanson’s demand and in July 2008 determined that the claims are without merit and that it is not in the best interest of the Company or our stockholders to assert the claims raised in plaintiff’s demand letter.
     We have been named in a class action lawsuit filed on November 6, 2008 in Superior Court of California, Los Angeles County by Charlia Cornish (“Cornish”) alleging class-wide wage and hour issues at our California hospice programs. We have not yet been served with the lawsuit and have not conducted any meaningful analysis to evaluate the merits of the claims. The suit alleges failure to provide overtime compensation, meal and break periods, accurate itemized wage statements, and timely payment of wages earned upon leaving employment. The purported class includes all persons employed by us in California as an admission nurse, a case manager registered nurse, a licensed vocational nurse, a registered nurse, a home health aide, a medical social worker, a triage coordinator, an office manager, a patient care secretary or a spiritual counselor at anytime on or after November 6, 2004. The lawsuit seeks payment of unpaid wages, damages, interest, penalties and reasonable attorneys’ fees and costs. We have just learned about this lawsuit and have only begun our analysis of the claims. As a general matter, we believe that we have complied with all regulations at issue in the case and we intend to vigorously defend against the claims asserted. Because the lawsuit is in its early stage, we cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome.
     On February 14, 2008 we received a letter from the Medicaid Fraud Control Unit Texas Attorney General’s office notifying us that it is conducting an investigation concerning Medicaid hospice services provided by us and requesting medical records of approximately 50 patients served by our programs in the State of Texas. Based on the early stage of this investigation and the limited information that we have at this time the Company cannot predict the outcome of this investigation, the Texas Attorney General’s views of the issues being investigated, any actions that the Texas Attorney General may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources. We believe that we are in material compliance with the rules and regulations applicable to the Texas Medicaid hospice program.
     On May 5, 2008, we received a letter from the United States Department of Justice (“DOJ”) notifying us that it is conducting an investigation of VistaCare, Inc. and requesting that we provide certain information and documents related to its investigation of claims submitted by VistaCare to Medicare and TRICARE from January 1, 2003 through the present. The DOJ is reviewing allegations that VistaCare may have billed the federal Medicare and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. We are cooperating with the DOJ and have provided certain documents requested by the DOJ. Based on the early stage of this investigation and the limited information that we have at this time we cannot predict the outcome of the investigation, the DOJ’s views of the issues being investigated, any actions that the DOJ may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.
     From time to time, we may be involved in other litigation matters relating to claims that arise in the ordinary course of our business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to us, we do not believe that the resolution of these other litigation matters to which we are currently a party will have a material adverse effect on our business, results of operations or liquidity. As of September 30, 2008, we have accrued approximately $1.9 million related to these other litigation matters.

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
ITEM 5. OTHER INFORMATION
     On November 7, 2008, our subsidiaries Odyssey HealthCare Operating A, LP a Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation and VistaCare, Inc., a Delaware corporation, entered into an Amendment No. 1 to Second Amended and Restated Credit Agreement with General Electric Capital Corporation and the other lenders signatory thereto. This amendment permits our existing investments in auction rate securities, which otherwise would have been required to be liquidated on or prior to November 24, 2008, to be retained indefinitely.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER		DESCRIPTION
2.1		Agreement and Plan of Merger, dated January 15, 2008, among Odyssey HealthCare Holding Company, OHC Investment, Inc. and VistaCare, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on January 15, 2008) (1)

3.1		Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on September 13, 2001)

3.2		Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

3.3		First Amendment to the Second Amended and Restated Bylaws of Odyssey HealthCare, Inc., effective as of December 20, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on December 21, 2007)

3.4		Second Amendment to the Second Amended and Restated Bylaws of Odyssey HealthCare, Inc., effective as of May 20, 2008, (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 20, 2008)

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)

4.2		Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.3		Rights Agreement dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)

4.4		Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

10.1	*	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated November 7, 2008, by and among General Electric Capital Corporation, a Delaware corporation, individually as Lender and as Agent for the Lenders, the other Lenders signatory thereto, Odyssey HealthCare Operating A, LP, a Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, and VistaCare, Inc., a Delaware corporation.

31.1	*	Certification required by Rule 13a-14(a), dated November 7, 2008, by Robert A. Lefton, Chief Executive Officer

31.2	*	Certification required by Rule 13a-14(a), dated November 7, 2008, by R. Dirk Allison, Chief Financial Officer

32.1	**	Certification required by Rule 13a-14(b), dated November 7, 2008, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.

(1)	The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the SEC upon request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY HEALTHCARE, INC.

Date: November 7, 2008	By:	/s/ Robert A. Lefton Robert A. Lefton
President and Chief Executive Officer

Date: November 7, 2008	By:	/s/ R. Dirk Allison R. Dirk Allison
Senior Vice President, Chief
Financial Officer, Treasurer and
Assistant Secretary (Principal Financial and
Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER		DESCRIPTION
2.1		Agreement and Plan of Merger, dated January 15, 2008, among Odyssey HealthCare Holding Company, OHC Investment, Inc. and VistaCare, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on January 15, 2008) (1)

3.1		Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on September 13, 2001)

3.2		Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

3.3		First Amendment to the Second Amended and Restated Bylaws of Odyssey HealthCare, Inc., effective as of December 20, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on December 21, 2007)

3.4		Second Amendment to the Second Amended and Restated Bylaws of Odyssey HealthCare, Inc., effective as of May 20, 2008, (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 20, 2008)

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)

4.2		Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.3		Rights Agreement dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)

4.4		Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

10.1	*	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated November 7, 2008, by and among General Electric Capital Corporation, a Delaware corporation, individually as Lender and as Agent for the Lenders, the other Lenders signatory thereto, Odyssey HealthCare Operating A, LP, a Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, and VistaCare, Inc., a Delaware corporation.

31.1	*	Certification required by Rule 13a-14(a), dated November 7, 2008, by Robert A. Lefton, Chief Executive Officer

31.2	*	Certification required by Rule 13a-14(a), dated November 7, 2008, by R. Dirk Allison, Chief Financial Officer

32.1	*	Certification required by Rule 13a-14(b), dated November 7, 2008, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.

(1)	The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the SEC upon request.