Form 10-K
period 2008-12-31
ODYSSEY HEALTHCARE INC
filed 2009-03-13
CIK 1129623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At June 30, 2008, there were 32,808,468 shares of the registrant’s Common Stock outstanding. As of the same date, 31,512,633 shares of the registrant’s Common Stock were held by non-affiliates of the registrant, having an aggregate market value of $306.9 million based on the last sale price of a share of Common Stock on June 30, 2008 ($9.74), as reported on The NASDAQ Stock Market LLC (formerly known as the Nasdaq National Market).
     At March 9, 2009, there were 32,855,046 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

FORM 10-K
ODYSSEY HEALTHCARE, INC.
For the Year Ended December 31, 2008

FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). All statements other than statements of historical facts contained in this report, including statements regarding our future financial position and results of operations, business strategy and plans and objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, which may cause our actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to the following:
•	general market conditions;

•	adverse changes in reimbursement levels under Medicare and Medicaid programs;

•	adverse changes in the Medicare payment cap limits and increases in our estimated Medicare cap contractual adjustments;

•	decline in patient census growth;

•	increases in inflation including inflationary increases in patient care costs;

•	our ability to effectively implement our 2009 operations and development strategies;

•	our ability to successfully integrate and operate acquired hospice programs;

•	our dependence on patient referral sources and potential adverse changes in patient referral practices of those referral sources;

•	our ability to attract and retain healthcare professionals;

•	increases in our bad debt expense due to various factors including an increase in the volume of pre-payment reviews by Medicare fiscal intermediaries;

•	adverse changes in the state and federal licensure and certification laws and regulations;

•	adverse results of regulatory surveys;

•	delays in licensure and/or certification of hospice programs and inpatient units;

•	government and private party legal proceedings and investigations;

•	cost of complying with the terms and conditions of our corporate integrity agreement;

•	adverse changes in the competitive environment in which we operate;

•	changes in state or federal income, franchise or similar tax laws and regulations; and

•	adverse impact of natural disasters.
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
PART I
Item 1. Business
Overview and Business Strategy
Overview
     We are one of the largest providers of hospice care in the United States in terms of both patient census and number of Medicare-certified hospice programs. We started in 1996 with a single hospice program; at year-end 2008 we provided care from 94 Medicare-certified hospice programs in 29 states. On March 6, 2008 we completed our acquisition of VistaCare, Inc (“VistaCare”), which had a patient census of approximately 4,500 at the time of the acquisition. Our average daily patient census from continuing operations for December 2007 was 7,599 compared to an average daily patient census of 12,294 for December 2008, which was an increase of 61.8%.
     Hospice services are designed to provide a wide range of care and services to terminally ill patients and their families. The first hospice in the United States opened in 1974. In 1982, Congress enacted legislation to create the Medicare hospice benefit, and hospice care became a covered Medicare benefit in 1983. We are highly dependent on the Medicare program. Services provided under the Medicare program represented approximately 92.4% and 92.5% of our net patient service revenue for 2007 and 2008, respectively.
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
     A central concept of hospice care involves the creation of an interdisciplinary group that provides comprehensive management of the healthcare services and products needed by hospice patients and their families. An interdisciplinary group is typically comprised of:
•	a physician;

•	a patient care manager;

•	one or more registered nurses;

•	one or more certified home health aides;

•	a medical social worker;

•	a chaplain;

•	a homemaker; and

•	one or more specially trained volunteers.
     We assign each of our hospice patients to an interdisciplinary group, which assesses the clinical, psychosocial and spiritual needs of the patient and his or her family, develops a plan of care and delivers, monitors and coordinates that plan of care with the goal of providing appropriate care for the patient and his or her family. This interdisciplinary group approach offers significant benefits to hospice patients, their families and payors, including:

•	the provision of coordinated care and treatment;

•	clear accountability for clinical outcomes and cost of services; and

•	the potential reduction of stress and dysfunction on patients and their families.
     In contrast, the treatment of terminally ill patients outside the hospice setting often results in the patient receiving medical services from physicians, hospitals, home health agencies, skilled nursing facilities, and/or home infusion therapy companies, with little or no effective coordination among the providers. This lack of coordination often results in a lack of clear accountability for clinical outcomes and an increase in the cost of services provided. These patients and their families also generally do not receive the psychosocial and bereavement counseling services provided as part of the Medicare hospice benefit. For a complete description of our hospice services, see “- Our Hospice Services and Centralized Support Center.”
Business Strategy
     Our mission is “To Serve All People During the End of Life’s Journey.” For us, that means providing quality, responsive care to all patients in our service areas who are appropriate for hospice, regardless of diagnosis. It also means continuing to increase the number of patients and families we serve in our existing service areas and expanding into other geographical areas. The key components of our strategy for 2009 include:
     Improve our organic growth: Excluding the VistaCare programs that we acquired and any Odyssey programs that have been consolidated with VistaCare programs, our same store average daily patient census increased 3.8% from 6,489 for 2007 to 6,736 for 2008. One of our areas of focus for 2009 is to further improve our same store growth, including our VistaCare programs and consolidated programs. Key elements of our strategy to improve same store growth, including VistaCare, are to improve the selection and retention of our community education representatives (“CERs”), the training that we provide to our new and existing CERs, and the management of our CERs at the program level. We will also continue our development of new clinical and diversity programs to further enhance our service offerings. As of December 31, 2008 we had approximately 315 CERs.

	Number of
	Medicare-Certified
	Hospice Programs
	for the Quarter
	Ended December 31,
Average Daily Patient Census	2007	2008
0-50	13	7
51-100	25	28
101-200	27	41
200+	7	18
     Broaden our patient mix: We will continue to seek to manage the Medicare cap (see “- Government Regulation and Payment Structure”) by broadening the mix of patients that we serve on a market-by-market basis. We will continue to analyze each hospice program’s mix of patients and referral sources to achieve an optimal balance of the types of patients and referral sources that we serve at each of our programs. We believe this strategy will continue to increase our net patient service revenue by reducing our Medicare cap contractual adjustment. Developing new relationships and thereby adjusting patient mix takes time to implement and will continue to be an ongoing process. As part of this strategy we will continue to evaluate inpatient unit development opportunities in markets that have significant Medicare cap contractual adjustments where necessary to achieve a more balanced patient mix.
     Increase our efficiencies: We made a significant reduction in our operating expenses per patient day during 2008. Our operating expense per patient day for the fourth quarter of 2008 was $137.63, a decrease of 3.1% from operating expense per patient day of $142.01 for the fourth quarter of 2007. We will continue to look at ways to become more efficient in our provision of hospice services by focusing on improving our labor productivity and utilizing our scale to achieve savings in our cost of providing other services and supplies. We also believe that we can become more efficient in providing support services to our hospice programs, particularly in the areas of billing, collections as well as payroll processing.
     Growth through selectively acquiring other hospices and other development activities: Our development team identifies, evaluates and acquires hospices that complement our existing geographic footprint. In 2007, there were approximately 3,261 Medicare-certified hospice programs in the United States according to the Medicare Payment Advisory Commission’s (“MedPAC”) publication “Report to Congress: Medicare Payment Policy — March 2009” (“2009 MedPAC Report”). Approximately 37% of these programs were operated by non-profit organizations. On March 6, 2008, we announced that we had completed the acquisition of VistaCare with an average daily patient census of approximately 4,500. We completed the integration of VistaCare during the fourth quarter of 2008. On December 31, 2008, we acquired Avalon Hospice, a non-profit hospice operating in Flint, Michigan with an average daily patient census of approximately 80 patients. The acquisition of Avalon compliments our existing program in Detroit, Michigan. During 2008, we also entered into four joint ventures with other health care providers. Three of these joint ventures involved existing hospice programs and one involved a de novo hospice program. We believe that these joint venture opportunities offer substantial benefits to the communities served by the joint venture programs by enhancing continuity and coordination of care. We will continue to identify and evaluate strategic hospice acquisition opportunities and joint venture opportunities in 2009.
     Improve the recruitment, retention and development of our senior program level management: Our most significant asset is our employees. One of our goals during 2009 is to continue to improve the recruitment, retention and development of our local program leadership, which we expect will reduce overall employee turnover and improve the operations and profitability of each of our programs. During 2008, we implemented a new training program for new executive directors, and are in the process of implementing a similar training program for new clinical managers. During 2009, we will continue to develop new training programs and refine our existing initial and ongoing training programs for our senior program level management.
Revenues and Industry Segments
     The information required by Regulation S-K Items 101(b) and 101(d) related to financial information about segments and financial information about net patient service revenue is contained in Note 15 of our consolidated financial statements, which are included in this Annual Report on Form 10-K.
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
     While the Medicare hospice benefit is designed for patients with six months or less to live, a patient’s hospice services can continue for more than six months as long as the patient remains eligible. Initially, both the hospice medical director and the patient’s attending physician must certify that in their clinical judgment the patient’s life expectancy is six months or less if the terminal illness runs its normal course. The initial certification period is for 90 days. This initial period is followed by an additional 90 day period and an unlimited number of 60 day periods thereafter. At each recertification period, a physician, either our medical director or the patient’s attending physician, must re-certify that the patient’s life expectancy is six months or less on a forward looking basis, that is, not counting the days that have elapsed since the initial certification or most recent recertification.
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

Reimbursement Range as of
December 31, 2008 (1)
Level of Care	Description of Care	(Inclusive of Wage Index)

Routine Home Care	Hospice services provided in the patient’s home or other residence. Accounted for 97.2% and 97.5% of our total days of care in 2007 and 2008, respectively.	$120.74-$202.64
Continuous Home Care	Continuous care provided in the patient’s home or other residence during a period of crisis to manage acute pain or other medical symptoms for a minimum of eight hours per day, with nursing care accounting for at least half of the care provided. Paid on an hourly basis. Accounted for 0.9% and 0.6% of our total days of care in 2007 and 2008, respectively.	$704.68-$1,182.75 (per diem equivalent)
General Inpatient Care	Care provided in a hospital or other inpatient facility to manage acute pain and other medical symptoms that cannot be managed effectively in a home setting. Accounted for 1.7% of our total days of care for both 2007 and 2008.	$542.95-$882.40

Reimbursement Range as of
December 31, 2008 (1)
Level of Care	Description of Care	(Inclusive of Wage Index)
Respite Inpatient Care	Care provided for up to five days in a hospital or other inpatient facility to relieve the patient’s family or other caregivers. Accounted for 0.2% of our total days of care for both 2007 and 2008.	$128.69-$195.86

(1)	These rates do not include the impact of the delay in the implementation of the phase out of the budget neutrality adjustment factor used to compute the hospice wage index. See — “Overview of Government Payments.”
     Medicare base payment rates for hospice care are updated annually based on the hospital market basket index computed by the Centers for Medicare and Medicaid Services (“CMS”), and are further adjusted by a wage index to reflect healthcare labor costs across the country. The table below lists Medicare hospice base payment rate increases for the past five years. These rate increases do not include the effect of wage indexing.

Percentage
Effective Date of Rate Increase	Increase
October 1, 2004	3.3%
October 1, 2005	3.7%
October 1, 2006	3.4%
October 1, 2007	3.3%
October 1, 2008	3.6%
Hospice Utilization and Market Opportunity
     We believe that the following trends in hospice utilization and the aging population are positive indicators for the hospice industry:
     Acceleration of Hospice Use: The number of Medicare beneficiaries electing hospice care has increased from approximately 500,000 in 2000 to approximately 1,000,000 in 2007, a 100% increase, according to the 2009 MedPAC Report. According to the 2009 MedPAC Report, Medicare spending for hospice care has grown from approximately $2.9 billion in 2000 to approximately $10.1 billion in 2007. Hospice use has also increased considerably among Medicare patients with non-cancer diagnoses. According to the National Hospice and Palliative Care Organization (“NHPCO”), approximately 58.7% of all hospice admissions in 2007 were patients with a non-cancer primary diagnosis. Approximately 69% of our 2007 and 2008 admissions were patients with a non-cancer primary diagnosis.
     Length of Stay: After several consecutive years of increase in average length of stay, the average length of stay for hospice providers appears to have leveled off. According to the CMS Office of Research, Development and Information, the average length of stay for Medicare hospice beneficiaries was 72 days in 2007, a decrease of 1 day from 2006. The average length of stay for 2007 and 2006 represents, however, a significant increase over the average length of stay for 2000 of 48 days. In 2005, the average lengths of stay in hospice varied widely by state, from a low of 40 days in Connecticut to a high of 122 days in Mississippi, according to MedPAC’s “A Data Book: Healthcare Spending and the Medicare Program (June 2007)”. According to the 2009 MedPAC Report, even though the average length of stay for hospice providers has increased significantly since 2000, the median length of stay has remained relatively short at approximately two weeks. Our average length of stay in 2007 and 2008 was 85 days for both years.
     Aging Population in the United States: According to the 2000 census conducted by the United States Census Bureau, an estimated 35.0 million persons, or approximately 12.4% of the total United States population, were age 65 or over. The United States Census Bureau currently projects that the population of persons age 65 and over will rise to an estimated 54.8 million, or approximately 16.1% of the total United States population, by the year 2020.
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
     Caregivers: We provide a full range of hospice services (see “- Hospice Services and Payment” for list of services and levels of care). At the time of admission to our hospice program, each patient is assigned to an interdisciplinary group of caregivers including a physician, nurse, home health aide, social worker and chaplain. In addition, we have trained volunteers, managed by a volunteer coordinator, who provide non-medical support services such as running errands or providing companionship to the patient. Our care is designed to provide pain and symptom relief for the patient, but it extends beyond the patient’s physical needs: nurses counsel families and loved ones on caring for patients and expectations as the terminal illness progresses; social workers and spiritual care coordinators assist the patient and the family as appropriate; therapists, dieticians and other disciplines are assigned as needed and bereavement coordinators provide various support services to families and loved ones for at least 13 months after the patient’s death. Our medical directors are physicians who are under contract with us to provide certain clinical and administrative services, including oversight of patient care and weekly participation in interdisciplinary group meetings to review our patients.
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
     Increasing Our Patient Census: The average daily patient census, which is an important indicator of our financial results, is a function of our admissions and changes in our patients’ average length of stay. These factors are not only influenced by the quality of care we provide and the work of our CERs with referral sources, but also by the aging population in this country and the increasing acceptance and understanding of hospice. In 2008, our average daily patient census was 11,510, an increase of 50.5% over 2007; admissions in 2008 were 46,772, an increase of 45.0% over 2007; and our average length of stay in 2008 was 85 days, which was unchanged from 2007. The increases in average daily patient census and admissions are due primarily to the VistaCare acquisition.
     Where We Provide Our Care: Our patients reside in their own homes and in nursing homes and other long-term care facilities, including assisted living facilities, that Medicare considers the patient’s residence. We have contractual arrangements with these long-term care facilities to provide hospice care to our patients who reside in those facilities.
     Each of our hospice programs also has contracts with inpatient facilities, including hospitals or skilled nursing facilities, to provide general inpatient care and respite inpatient care. In addition, we operate our own inpatient hospice facilities where we provide general inpatient care and respite inpatient care. We are currently developing an additional facility-based inpatient unit. We will continue to evaluate opportunities to develop additional inpatient hospice facilities in select markets in 2009.
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

     Diagnoses: The following table lists the terminal diagnosis by disease for our admissions in 2006 through 2008.

	Percentage of
	Patients Admitted
	by Primary Diagnosis
Primary Diagnosis	2006	2007	2008
Cancer	32%	31%	31%
End-stage heart disease	18	18	17
Dementia	19	17	14
Debility	15	9	12
Lung disease	8	8	9
End-stage kidney disease	3	3	3
End-stage liver disease	2	2	2
Other	3	12	12

Totals	100%	100%	100%

Hospice Programs, Inpatient Facilities and Support Center
     Hospice Programs and Inpatient Facilities: Below is a listing of our 94 hospice programs that were Medicare-certified as of December 31, 2008.

Alabama
Birmingham
Mobile
Phenix City
Arizona
Phoenix (two inpatient facilities)(1)(2)
Tucson (one inpatient facility)(1)
Arkansas
Little Rock
California
Bakersfield
Los Angeles (West Covina)
Orange County (Garden Grove)
Palm Springs (Rancho Mirage) (one inpatient facility)(1)
San Bernardino
San Diego
San Jose (Campbell)
Santa Ana (Garden Grove)
Colorado
Colorado Springs
Denver
Delaware
Wilmington
Florida
Daytona Beach (Palm Coast)
Miami
Georgia
Athens (2)
Atlanta (two inpatient facilities)(1)(2)
Augusta
Columbus (one inpatient facility)(1)
Macon
Savannah
Illinois
Chicago — South (Chicago)
Indiana
Evansville
Indianapolis(2)
New Albany
Terre Haute
Louisiana
Lake Charles
New Orleans (Metairie)
Shreveport
Massachusetts
Boston
Michigan
Detroit (Southfield) (one inpatient facility)(1)
Flint (one inpatient facility)(1)
Mississippi
Gulf Coast (Gulfport)
Jackson
Missouri
Kansas City
St. Louis
Nebraska
Omaha
Nevada
Las Vegas (one inpatient facility)(1)
Reno (Sparks)
New Jersey
New Jersey (Piscataway)
New Mexico
Albuquerque (one inpatient facility)(1)(2)
Hobbs
Ohio
Cleveland (Mayfield Heights)
Columbus
Toledo (Maumee)
Oregon
Portland (Beaverton)
Pennsylvania
Harrisburg (Camp Hill)
Philadelphia
Pittsburgh
Rhode Island
Providence (Warwick)
South Carolina
Charleston (North Charleston)
Greenville
Tennessee
Memphis
Nashville
Texas
Amarillo (one inpatient facility)(1)
Austin(2)
Baytown
Beaumont
Brownsville
Conroe (one inpatient facility)(1)
Corpus Christi (one inpatient facility)(1)(2)
Dallas(2)
East Texas (Tyler)
El Paso
Fort Worth (one inpatient facility)(1)
Greenville
Houston (one inpatient facility)(1)
Houston North (one inpatient facility)(1)
Lubbock (one inpatient facility)(1)(2)
San Angelo
San Antonio (one inpatient facility)(1)(2)
Temple(2)
Waxahachie
Utah
Ogden
Salt Lake City
Virginia
Arlington (Vienna)
Norfolk
Richmond
Wisconsin
Milwaukee (West Allis)

(1)	We had a total of nineteen inpatient facilities as of December 31, 2008 with a total of 274 beds.

(2)	Both Odyssey and VistaCare have a hospice program that is Medicare certified in the respective location.

     Support Center: Our corporate office in Dallas, Texas, which we call the Support Center, provides centralized services and resources for each of our hospice programs including financial accounting systems such as billing, accounts payable and payroll; information and telecommunications systems; clinical support services; human resources; regulatory compliance and quality assurance; training; and legal support. We completed the process of transferring the corporate functions of VistaCare to our Support Center during the fourth quarter of 2008.
     We utilize a variety of software programs to manage our operations. Various electronic management reports assist in labor utilization and productivity and show operating trends of our various hospice programs. We utilize our intranet system to assist in standardizing our operational procedures and for certain web-based training. We utilize a tracking system to manage contact and relationship data associated with our CER’s and their referral networks. We completed the implementation of a new billing system during the first quarter of 2008 at our existing Odyssey hospice programs and completed the conversion of the VistaCare hospice programs during the third quarter of 2008. We regularly evaluate relevant technology that could enhance our business processes and efficiency.
Government Regulation and Payment Structure
     The healthcare industry and our hospice programs are subject to extensive federal and state regulation. Our hospice programs are licensed as required under the laws of the states where we provide service as either hospices or home health agencies, or both. In addition, our hospice programs must meet the Medicare conditions of participation to be eligible to receive payments under the Medicare and Medicaid programs. Government regulation affects our business by controlling growth, requiring licensing or certification of programs and facilities, regulating how facilities are used and controlling payment for services provided. Further, the regulatory environment in which we operate may change significantly in the future. While we believe we have structured our agreements and operations in material compliance with applicable law, there can be no assurance that we will be able to successfully address changes in the regulatory environment.
     In addition to extensive existing government healthcare regulation, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. We believe that these healthcare reform initiatives will continue during the foreseeable future. If adopted, some aspects of the proposed reforms, such as further reductions in Medicare or Medicaid payments, could adversely affect us.
     We believe that our business operations materially comply with applicable law. However, we have not received a legal opinion from counsel or from any federal or state judicial or regulatory authority to this effect, and many aspects of our business operations have not been the subject of state or federal regulatory scrutiny or interpretation. Some of the laws applicable to us are subject to limited or evolving interpretations; therefore, a review of our operations by a court or law enforcement or regulatory authority might result in a determination that could have a material adverse effect on us. Furthermore, the laws applicable to us may be amended or interpreted in a manner that could have a material adverse effect on us. Our ability to conduct our business and to operate profitably will depend in part upon obtaining and maintaining all necessary licenses, Medicare and Medicaid certifications, certificates of need and other approvals, and complying with applicable healthcare laws and regulations.
     What are Medicare and Medicaid? Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to Social Security benefits who are 65 years of age or older or who are disabled. Medicaid is a health insurance program jointly funded by state and federal governments to provide medical assistance to qualifying low-income persons. All of the 29 states in which we currently operate offer Medicaid hospice services. We cannot assure you that the states that provide a Medicaid hospice benefit will not change or eliminate their Medicaid hospice benefits nor can we assure you that Congress will not change the Medicare hospice benefit.
     Medicare Conditions of Participation. The Medicare program requires each of our hospice programs to satisfy prescribed conditions of participation to be eligible to receive payments from Medicare. These conditions of participation describe requirements associated with the management and operations of our hospice programs. Compliance with the conditions of participation is monitored by state survey agencies designated by the Medicare program. In some cases, failure to comply with the conditions may result in payment denials, the imposition of fines or penalties or the implementation of a corrective action plan. In extreme cases or cases in which there is a history of repeat violations, a state survey agency may recommend a suspension of new admissions to the hospice program or termination of the hospice program in its entirety. On December 2, 2008, the new Medicare conditions of participation for hospice programs became effective. We believe that we are in material compliance with the new conditions of participation; however, we cannot predict how surveyors will interpret all aspects of the new Medicare conditions of participation.
     The Medicare conditions of participation for hospice programs include the following:
•	Governing Body. Each hospice must have a governing body that assumes full responsibility for the overall management and operations of a hospice and for ensuring that all services are provided in a manner consistent with accepted standards of practice. The governing body must designate one individual who is responsible for the day-to-day administrative operations of the hospice. The designated individual must be a hospice employee and must possess the education and experience required by the governing body.

•	Direct Provision of Core Services. Medicare limits those services for which a hospice may use individual independent contractors or contract agencies to provide care to patients. Specifically, substantially all nursing, social work and counseling services must be provided directly by hospice employees meeting specific educational and professional standards. During periods of peak patient loads or under extraordinary circumstances, the hospice may be permitted to use contract workers, but the hospice must agree in writing to maintain professional, financial and administrative responsibility for the services provided by those individuals or entities.

•	Medical Director. Each hospice must have a medical director who is a physician and who assumes responsibility for overseeing the medical component of the hospice’s patient care program. When the medical director is not available, a physician designated by the hospice assumes the same responsibilities and obligations as the medical director. The medical director may be employed by or under contract with the hospice.

•	Professional Management of Non-Core Services. A hospice may arrange to have non-core services such as therapy services, home health aide services, medical supplies or drugs provided by a non-employee or outside entity. If the hospice elects to use an independent contractor to provide non-core services, then the hospice must do so through a written agreement, and must retain administrative and financial management and supervision over staff and services to ensure the provision of quality hospice care. Written agreements for arranged services must require that all services be authorized by hospice, furnished in a safe and effective manner by qualified personnel, and delivered in accordance with the patient’s plan of care.

•	Plan of Care. The hospice’s interdisciplinary group must establish an individualized written plan of care for each hospice patient in collaboration with the patient’s attending physician, the medical director or designated hospice physician, the patient or representative and the primary caregiver. The plan of care must be established prior to providing care to any hospice patient. The plan must assess the patient’s needs and specify the hospice care and services to be provided to meet those needs and also must be reviewed and updated at specified intervals.

•	Continuation of Care. A hospice may not discontinue or reduce care provided to a Medicare or Medicaid beneficiary if the individual becomes unable to pay for that care.

•	Admission to Hospice Care. A hospice shall admit a patient only on the recommendation of the medical director in consultation with, or with input from, the patient’s attending physician (if any).

•	Election of Hospice Benefit. An individual who meets the eligibility requirements for hospice care must file an election statement with the particular hospice that will provide care to the individual. If the individual is physically or mentally incapacitated, his or her representative must file the election statement. An individual or the individual’s representative may revoke the individual’s election of hospice care at any time.

•	Training. A hospice must provide orientation and ongoing training for its employees and contracted staff who have patient and family contact. A hospice must assess the skills and competency of all individuals furnishing care, including volunteers furnishing services, and, provide in-service training and education programs where required. The hospice must have written policies and procedures describing its methods of assessment of competency and maintain a written description of the in-service training provided during the previous 12 months.

•	Quality Assessment and Performance Improvement. A hospice must develop, implement and maintain a hospice-wide quality assessment and performance improvement program involving all hospice services, including services provided under arrangement or contract.

•	Interdisciplinary Group. A hospice must designate an interdisciplinary group to provide or supervise hospice care services. The interdisciplinary group develops and updates plans of care, and establishes policies governing the day-to-day provision of hospice services. The interdisciplinary group must include at least a physician, registered nurse, social worker and spiritual or other counselor. A registered nurse must be designated to coordinate the plan of care and to ensure continuous assessment of each hospice patient’s and family’s needs.

•	Volunteers. Hospice programs are required to recruit and train volunteers to provide patient care services or administrative services. Volunteer services must comprise at least five percent of the total patient care hours provided by all paid hospice employees and contract staff.

•	Licensure. Each hospice and all hospice personnel must be licensed, certified or registered in accordance with applicable federal, state and local laws and regulations.

•	Central Clinical Records. Hospice programs must maintain clinical records for each hospice patient that are organized in such a way that they may be easily retrieved. The clinical records must be complete and accurate and protected against loss, destruction and unauthorized use. The clinical records must be retained for 6 years after the death or discharge of the patient, unless state law stipulates a longer period of time.

•	Criminal Background Checks. Hospice programs must obtain a criminal background check on all hospice employees who have direct patient contact or access to patient records. Hospice contracts must require that all contracted entities obtain criminal background checks on contracted employees who have direct patient contact or access to patient records.
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
     Surveys. Like many healthcare organizations, our hospice programs undergo surveys by federal and state governmental authorities to assure compliance with both state licensing laws and regulations and the Medicare conditions of participation. As is common in the healthcare community, from time to time, we receive survey reports containing statements of deficiencies for alleged failure to comply with the various regulatory requirements. We review these reports, prepare responses and take appropriate corrective action, if required. The reviewing agency is generally authorized to take various adverse actions against a hospice program found to be in non-compliance, including the imposition of fines or suspension or revocation of a hospice program’s license. If this adverse action were taken against any of our hospice programs, this action could materially adversely affect that hospice program’s ability to continue to operate and to participate in the Medicare and Medicaid programs. This could materially adversely affect our net patient service revenue and profitability. None of our hospice programs has been suspended at any time from participation in the Medicare or Medicaid programs or had its state licensure suspended or revoked. One of the hospice programs that we acquired from VistaCare had previously been suspended from the Medicare program. Prior to our acquisition of VistaCare, the suspended hospice program’s participation in the Medicare program was restored.
     Certificate of Need Laws and Other Restrictions. Some states have certificate of need (“CON”) laws that require state approval prior to opening new healthcare facilities or expanding services at existing healthcare facilities. Approval under CON laws is generally conditioned on the showing of a demonstrable need for services in the community, and approximately 14 states have CON laws that apply to hospice services. However, some states with CON requirements permit the transfer of a CON from an existing provider to a new provider. We entered Nashville, Tennessee, in 1998, Little Rock, Arkansas, in 2001 and Memphis, Tennessee, in 2003, by acquiring existing hospices that had met the CON requirement in those states. In addition, we applied for and were awarded CONs in Daytona and Miami, Florida and are currently operating hospice programs in both cities. We have also received preliminary approval to operate a hospice program in Marion County, Florida, although the award of the CON is being contested by the existing hospice provider in Marion County. In the future, we may seek to develop or acquire hospice programs in states that have CON laws. While several states have abolished CON laws and other states do not apply them to hospice services, these laws could adversely affect our ability to expand services at our existing hospice programs or to make acquisitions or develop hospices in new or existing geographic markets.
     New York has additional laws that restrict the development and expansion of hospice programs. Under New York law, a hospice cannot be owned by a corporation that has another corporation as a stockholder. These laws may prevent us from being able to provide hospice services to residents of New York.
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
     Overview of Government Payments
     Substantially all of our net patient service revenue is attributable to payments received from the Medicare and Medicaid programs. 97.1%, 97.0% and 96.6% of our net patient service revenue for the years ended December 31, 2006, 2007 and 2008, respectively, were attributable to Medicare and Medicaid payments.
     As with most government programs, Medicare and Medicaid are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, and freezes and funding reductions, all of which may adversely affect payments to us. On July 31, 2008, CMS published the final rule that modifies the hospice wage index by phasing out over a three year period the budget neutrality adjustment factor. According to the final rule, the phase-out would occur over a three year period beginning on October 1, 2008, with 25% of the phase-out becoming effective on October 1, 2008, 50% becoming effective on October 1, 2009 and the balance on October 1, 2010. As part of the recently enacted American Recovery and Reinvestment Act of 2009, the implementation of the phase-out of the budget neutrality adjustment factor has been delayed until October 1, 2009. CMS has indicated that it will begin paying providers the estimated 1.1% increase in hospice rates from October 1, 2008 by the middle of 2009. CMS has also indicated that beginning October 1, 2009, the phase-out of the budget neutrality adjustment factor will begin with 75% becoming effective on October 1, 2009 and the balance on October 1, 2010. We believe the implementation of the phase-out of the budget neutrality adjustment factor on October 1, 2009 will reduce our net patient service revenue by approximately 3.3% beginning on October 1, 2009. We expect this reduction to be offset, at least in part, by the market basket increase in our base payment rates that we receive each October 1st under current law.
     As part of its review of the Medicare hospice benefit, MedPAC recently recommended to Congress in its 2009 MedPAC Report that Congress direct the Secretary of Health and Human Services to change the Medicare payment system for hospice to:
•	have relatively higher payments per day at the beginning of a patient’s hospice care and relatively lower payments per day as the duration of the hospice patient’s stay increases,

•	include relatively higher payments for the costs associated with patient death at the end of the hospice patient’s stay, and

•	implement the payment system changes in 2013, with a brief transitional period.
     In its 2009 MedPAC Report, MedPAC estimated that these changes would result in a reduction in aggregate payments to for-profit hospices of between 3.2% and 5.0%. Reductions or changes in Medicare or Medicaid funding could significantly reduce our net patient service revenue and our profitability. We cannot predict at this time whether the recommendations included in the 2009 MedPAC Report will be enacted or whether any additional healthcare reform initiatives will be implemented or whether other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system will occur.
     Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. We believe that we are in material compliance with all applicable laws and regulations. Compliance with laws and regulations can be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties and exclusion from the Medicare and Medicaid programs.
     Medicare. Medicare pays us based on a prospective payment system under which we receive one of four predetermined daily or hourly rates based on the level of care (See “- Hospice Services and Payment”). The four levels of care are routine home care, continuous home care, general inpatient care and respite inpatient care. These rates are currently subject to annual adjustments for inflation and are also adjusted annually based on geographic location.
     Direct patient care physician services delivered by physicians contracted with us are billed separately by us to the Medicare fiscal intermediary and paid at the lesser of the actual charge or 100% of the Medicare allowable charge for these services. This payment is in addition to the daily rates we receive for hospice care. We generally pay our contracted physicians 80% to 90% of the Medicare allowable charge for these physician services. Payments for a patient’s attending physician’s professional services, other than services furnished by physicians contracted with us, are not paid to us, but rather are billed by and paid directly to the attending physician by the Medicare carrier based on the Medicare physician fee schedule. Physician services represented 0.6% and 0.7% of our gross patient service revenue for 2007 and 2008, respectively.
     The Medicare Cap. Various provisions were included in the legislation creating the Medicare hospice benefit to manage the cost to the Medicare program for hospice, including the patient’s waiver of curative care requirement, the six-month terminal prognosis requirement and the Medicare payment caps. The Medicare hospice benefit includes two fixed annual caps on payment, both of which are assessed on a program-by-program basis. One cap is an absolute dollar amount limit, and the other cap limits the number of days of inpatient care. One of our hospice programs exceeded the payment limit on general inpatient care services for the year ended December 31, 2006. None of our hospice programs exceeded the payment limits on general inpatient care services for the years ended December 31, 2007 and 2008. The caps are calculated from November 1 through October 31 of each year.
     Dollar Amount Cap. The Medicare revenue paid to a hospice program from November 1 to October 31 of the following year may not exceed the annual cap amount which is calculated by using the following formula: the product of the number of admissions to the program of patients who are electing to receive their Medicare hospice benefit for the first time, multiplied by the Medicare cap amount, which for the November 1, 2007 through October 31, 2008 Medicare fiscal year is $22,386. The Medicare cap amount is reduced proportionately for patients who transferred in or out of our hospice services. The Medicare cap amount is annually adjusted for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. The Medicare cap amount for the November 1, 2008 through October 31, 2009 cap year has not yet been announced by the Medicare program. We currently estimate the Medicare cap amount to be approximately $22,834 for the Medicare cap year ending October 31, 2009.
     The following table shows the Medicare cap amount for the past three years and the estimated amount for the current year.

Medicare Cap Year Ending October 31,	Medicare Cap Amount
2006	$20,585
2007	$21,410
2008	$22,386
2009 (estimated)	$22,834

     The following table shows the amounts accrued and paid for the Medicare cap contractual adjustments for the years ended December 31, 2006, 2007 and 2008, respectively:

	Accrued Medicare Cap Contractual Adjustments
	Year Ending December 31,
	2006		2007		2008
	(in thousands)
Beginning balance — accrued Medicare cap contractual adjustments	$14,883		$26,679		$21,682
Medicare cap contractual adjustments	8,853	(1)	5,039	(2)	6,852	(3)
Medicare cap contractual adjustments - discontinued operations	7,611	(4)	2,651	(4)	(27	)(4)
Payments to Medicare fiscal intermediaries	(1,983)		(12,687)		(12,996)
Balances acquired from VistaCare	—		—		8,208
Reclassification to accounts payable	(2,685	)(5)	—		—

Ending balance — accrued Medicare cap contractual adjustments	$26,679		$21,682		$23,719

(1)	Includes additional accrual of $3.1 million related to the 2005 Medicare cap year.

(2)	Includes additional accrual of $0.9 million related to the 2006 Medicare cap year.

(3)	Includes additional accrual of $1.0 million related to the 2005 and 2006 Medicare cap year.

(4)	Medicare cap contractual adjustments reclassified to discontinued operations are related to all programs that we discontinued and sold during 2006, 2007 and 2008.

(5)	Amounts were reclassified from accrued Medicare cap contractual adjustments to accounts payable in December 2006 and were paid in January 2007 to the Medicare fiscal intermediary.
The accuracy of our estimates of the Medicare cap contractual adjustment is affected by many factors, including:
•	the actual number of Medicare beneficiary patient admissions and discharges and the dates of occurrence of each;

•	changes in the average length of stay at our hospice programs;

•	fluctuations in admissions and discharges at our hospice programs;

•	possible enrollment of beneficiaries in our hospice programs who may have previously elected Medicare hospice coverage through another hospice program and whose Medicare cap amount is prorated for the days of service for the previous hospice admission;

•	possible enrollment of beneficiaries with another hospice program who had been on previous hospice service with one of our own hospice programs and discharged from our hospice program and whose Medicare cap amount is prorated between the programs for the days of service for the subsequent hospice admission;

•	fiscal intermediary disallowances of certain beneficiaries and changes in calculation methodology;

•	uncertainty surrounding length of patient stay in various patient groups, particularly with respect to non-cancer patients; and

•	the fact that we are not advised of the Medicare cap amount that will be used by Medicare to calculate our Medicare cap contractual adjustment until the latter part of the Medicare cap year, requiring us to use an estimate of that amount throughout the year.

     Between 2003 and 2008, several of our hospice programs exceeded the Medicare cap amount. As a result, we were required to repay a portion of payments previously received from Medicare. We actively monitor the Medicare cap amount at each of our programs and seek to implement corrective measures as necessary. We maintain what we believe are adequate allowances in the event that we exceed the Medicare cap in any given fiscal year; however, because of the many variables involved in estimating the Medicare cap contractual that are beyond our control, we cannot assure you that we will not increase or decrease our estimated contractual allowance in the future. We cannot assure you that one or more of our hospice programs will not exceed the Medicare cap amount in the future.
     Inpatient Care Cap. A hospice program’s inpatient care days, either general inpatient or respite inpatient care and regardless of setting, may not exceed 20% of the program’s total patient care days in the Medicare cap year. One of our hospice programs exceeded the payment limit on general inpatient care services for the year ended December 31, 2006. None of our hospice programs exceeded the payment limits on general inpatient care services for the years ended December 31, 2007 and 2008. We cannot assure you that one or more of our hospice programs will not exceed the Medicare inpatient care cap in the future.
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
     Medicare Six-Month Eligibility Rule and Waiver of Other Medicare Benefits. In order for a Medicare beneficiary to qualify for the Medicare hospice benefit, two physicians must certify that in their clinical judgment the beneficiary has less than six months to live, assuming the disease runs its normal course. In addition, the Medicare beneficiary must affirmatively elect hospice care and waive any rights to other Medicare benefits related to the terminal diagnosis. Medicare and other payor sources recognize that terminal illnesses are not entirely predictable, and patients may continue to receive hospice service if the hospice medical director or the patient’s attending physician recertify at time intervals prescribed by law that the patient’s life expectancy, on a look-forward basis, continues to be less than six months. The recertifications are required 90 and 180 days after admission and every 60 days thereafter. No limits exist on the number of periods that a Medicare beneficiary may be recertified. A Medicare beneficiary may revoke his or her election to receive hospice services at any time and resume receiving regular Medicare benefits. The Medicare beneficiary may elect the hospice benefit again at a later date provided that the beneficiary satisfies the six-month eligibility rule.
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
     Medicaid. Medicaid is a state-administered program financed by state funds and matching federal funds to provide medical assistance to the indigent and certain other eligible persons. In 1986, hospice services became an optional state Medicaid benefit. For those states that elect to provide a hospice benefit, Medicaid is required to pay us rates that are at least equal to the hospice rates paid by Medicare. Currently, 45 states and the District of Columbia provide hospice coverage to their Medicaid beneficiaries. Most of the states providing a Medicaid hospice benefit pay us at rates equal to or greater than the rates provided under Medicare and those rates are calculated using the same methodology as Medicare. States maintain flexibility to establish their own hospice election procedures and to limit the number and duration of benefit periods for which they will pay for hospice services. Several states, including Florida and South Carolina, have recently looked at reducing or eliminating the Medicaid hospice benefit due to budgetary issues. Both Florida and South Carolina ultimately elected to retain the Medicaid hospice benefit; however, we cannot assure you that states, including states that we operate in, will not in the future reduce or eliminate the Medicaid hospice benefit.
     Long-Term Care Facility Residents. For our patients who receive nursing home care under state Medicaid programs in states other than Arizona, Oklahoma, Oregon and Pennsylvania, the applicable Medicaid program pays us an amount equal to no more than 95% of the Medicaid per diem nursing home rate for “room and board” services furnished to the patient by the nursing home. This room and board payment is in addition to the applicable Medicare or Medicaid hospice per diem payment that we receive. Pursuant to our standard agreements with nursing homes, we pay the nursing home for these “room and board” services at a rate equal to 100% of the Medicaid per diem nursing home rate. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Expenses.”
     Other Healthcare Regulations
     Fraud and Abuse Laws and Anti-Kickback Statute. Provisions of the Social Security Act, commonly referred to as the fraud and abuse provisions, prohibit the filing of false or fraudulent claims with Medicare or Medicaid and the payment or receipt of any form of remuneration in return for the referral of Medicare or Medicaid patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by the Medicare or Medicaid programs. Violation of these provisions could constitute a felony criminal offense and applicable sanctions, including imprisonment of up to five years, criminal fines of up to $25,000, civil monetary penalties of up to $50,000 per act plus three times the amount claimed or three times the remuneration offered and exclusion from the Medicare and Medicaid programs. Many states have adopted similar prohibitions against payments that are intended to induce referrals of Medicaid and other third-party payor patients.
     The Office of Inspector General, Department of Health and Human Services (“OIG”), has published numerous “safe harbors” that exempt some practices from enforcement action under the federal fraud and abuse laws. These safe harbors exempt specified activities, including bona fide employment relationships, some contracts for the rental of space or equipment, some personal service arrangements and management contracts, and certain joint ventures. While the failure to satisfy all of the requirements of a particular safe harbor does not necessarily mean that the arrangement is unlawful, arrangements that do not satisfy a particular safe harbor may be subject to scrutiny by the OIG.
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
     Pursuant to the Anti-Kickback Statute, and in an effort to reduce potential fraud and abuse relating to federal healthcare programs, the federal government has announced a policy of increased scrutiny of joint ventures and other transactions among healthcare providers. The OIG closely scrutinizes healthcare joint ventures involving physicians and other referral sources. The OIG published a fraud alert that outlined questionable features of “suspect” joint ventures in 1989 and a Special Advisory Bulletin related to contractual joint ventures in 2003, and the OIG has continued to rely on fraud alerts in later pronouncements. We currently operate four joint venture hospice programs. Because one of our subsidiaries is an investor in each of our joint ventures, and since one of our other subsidiaries provides management and other services to the joint venture hospice program, our joint venture arrangements do not fit within the specific terms of the small investment interest safe harbor or any other safe harbor. We believe, however, that our joint venture arrangements do not fall within the activities prohibited by the Anti-Kickback Statute.

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
     State False Claims Laws. The Deficit Reduction Act of 2005, or “DRA”, which was signed into law on February 8, 2006, includes a provision encouraging states to adopt their own false claims act provisions by increasing the states’ share of any recoveries related to Medicaid funds. Several states where we currently do business, have already adopted state false claims laws that mirror to some degree the federal false claims laws. While these statutes vary in scope and effect, the penalties for violating these false claims laws include administrative, civil and/or criminal fines and penalties, imprisonment and the imposition of multiple damages. There has been an increase in enforcement activity by the states due in part to the implementation of the DRA.
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
     Many states have also enacted physician self-referral laws, which generally prohibit financial relationships with referral sources that are not limited to services for which Medicare or Medicaid payments may be made. Similar penalties, including loss of license or eligibility to participate in government programs and civil and criminal fines, apply to violations of these state self-referral laws. These laws vary from state to state and have seldom been interpreted by the courts or regulatory agencies. We believe that our relationships with physicians do not violate these state self-referral laws. However, we cannot assure you that these laws will not be interpreted in the future in such a way as to call into question our relationships with physicians, including our physician joint ventures.
     Prohibition on Employing or Contracting with Excluded Providers. The Social Security Act and federal regulations state that individuals or entities that have been convicted of a criminal offense related to the delivery of an item or service under Medicare or Medicaid programs or that have been convicted, under state and federal law, of a criminal offense relating to neglect or abuse of residents in connection with the delivery of a healthcare item or service cannot participate in any federal health care programs, including Medicare and Medicaid. Additionally, individuals and entities convicted of fraud, that have had their licenses revoked or suspended, or that have failed to provide services of adequate quality, also may be excluded from the Medicare and Medicaid programs. Federal regulations prohibit Medicare providers, including hospice programs, from submitting claims for items or services or their related costs if an excluded provider furnished those items or services. The OIG maintains a list of excluded persons and entities. Nonetheless, it is possible that we might unknowingly bill for services provided by an excluded person or entity with whom it contracts. The penalty for contracting with an excluded provider may range from civil monetary penalties of $50,000 and damages of up to three times the amount of payment that was inappropriately received.
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
     We employ or contract with physicians to provide medical direction and patient care services. A state with these prohibitions could determine that the provision of patient care services by our contracted physicians violates the corporate practice of medicine and/or fee-splitting prohibitions. We structure our arrangements with healthcare providers to comply with the relevant state law. However, we cannot assure you that government officials charged with the responsibility for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of these laws. These laws may also be interpreted by the courts in a manner inconsistent with our interpretations. The determinations or interpretations by a state may require us to restructure our arrangements with physicians in the applicable state.
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
     The HIPAA privacy standards are designed to protect the privacy of certain individually identifiable health information. The privacy standards have required us to make certain updates to our policies and procedures and conduct training for our employees surrounding these standards. Sanctions for failing to comply with the HIPAA privacy rules could include civil monetary penalties of $100 per incident, up to a maximum of $50,000 per person, per year, per standard, with maximum penalties for additional violations in any one year ranging from $25,000 to $1.5 million. The final rule also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm.
     The American Recovery and Reinvestment Act of 2009 made several significant changes to the HIPAA privacy and security requirements. These changes include mandatory notification of breaches of privacy and security involving protected health information to the affected individuals, the Department of Health and Human Services and, in certain circumstances, the media. In addition, several changes were made to increase enforcement of the HIPAA privacy and security requirements, including giving state attorneys general new civil enforcement authority related to violations of HIPAA’s privacy and security provisions and requiring the Department of Health and Human Services to conduct periodic audits of covered entities. Because of the recent enactment of these changes and the lack of regulatory guidance we cannot assure you that these changes will not have a material adverse affect on us once they are fully implemented.
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

Compliance and Quality Assessment and Performance Improvement Programs
     We have a comprehensive company-wide compliance program. Our compliance program provides for:
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
     On July 6, 2006, we entered into a five-year Corporate Integrity Agreement (“CIA”) with the OIG. The CIA is structured to assure the federal government of our federal health care program compliance and specifically covers clinical appropriateness of our hospice patients. The CIA imposes certain auditing, self-reporting and training requirements that we must comply with. Under the CIA, we have an affirmative obligation to report to the government probable violations of applicable federal health care laws and regulations. This obligation could result in greater scrutiny by regulatory authorities. Breach of the CIA could subject us to substantial monetary penalties or affect our participation in the Medicare and Medicaid programs, or both. We have agreed, during the five-year term of the CIA, to operate our compliance program in a manner that meets the requirements of the CIA.
     We have a quality assessment and performance improvement program in place. Our quality assessment and performance improvement program involves:
•	on-going education of staff and quarterly quality assessment and performance improvement meetings at each of our hospice programs and at our Support Center;

•	quarterly comprehensive audits of patient charts and site operations performed by each of our hospice programs; and

•	at least once a year, a comprehensive audit of patient charts and site operations performed on each of our hospice programs by our clinical compliance staff.
     If a hospice program fails to achieve a satisfactory rating on a patient chart audit, we require the program to prepare and implement a plan of correction. We then conduct a follow-up patient chart audit to verify that appropriate action has been taken to prevent future deficiencies.
     We continually expand and refine our compliance and quality assessment and performance improvement programs. Specific written policies, procedures, training and educational materials and programs, as well as auditing and monitoring activities, have been prepared and implemented to address the functional and operational aspects of our business. Our programs also address specific problem areas identified through regulatory interpretation and enforcement activities. Our policies, training, standardized documentation requirements, reviews and audits also specifically address our financial arrangements with our referral sources, including fraud and abuse laws and physician self-referral laws.

Competition
     Hospice care in the United States is competitive. Because payments for hospice services are generally paid on a per diem basis, we compete primarily on our ability to deliver quality, responsive services. The hospice care market is highly fragmented, and we compete with a large number of organizations, some of which have or may obtain significantly greater financial and marketing resources than us. According to MedPAC, in 2007 there were approximately 3,261 Medicare-certified hospice programs, an increase of 7.4% over 2006. According to MedPAC, approximately 37% of existing hospice programs are not-for-profit programs. Most hospice programs are small- and medium-sized programs.
     We also compete with a number of national and regional hospice providers, including Vitas Healthcare which is a subsidiary of Chemed Corporation, hospitals, long-term care facilities, home health agencies and other healthcare providers, including those with which we presently maintain contractual relationships, that offer hospice and/or palliative care services such as Golden Living (formerly Beverly Enterprises, Inc.) and Manor Care, Inc. Many of them offer home care to patients who are terminally ill, and some actively market palliative care and “hospice-like” programs. Relatively few barriers to entry exist, so other companies not currently providing hospice care may enter the hospice markets that we serve and expand the variety of services they offer.
Insurance
     We maintain primary general (occurrence basis) and professional (claims made basis) liability coverage on a company-wide basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate, both with a deductible of $75,000 per occurrence or claim. We also maintain workers’ compensation coverage, except in Texas, at the statutory limits and an employer’s liability policy with a $1.0 million limit per accident/employee, with a deductible of $500,000 per occurrence. In Texas we do not subscribe to the state workers’ compensation program; instead, we maintain a separate employer’s excess indemnity coverage in the amount of $5.0 million per accident/employee and voluntary indemnity coverage in the amount of $5.0 million per accident/employee, with a $5.0 million aggregate limit. We also maintain a policy insuring hired and non-owned automobiles on a company-wide basis with a $1.0 million limit of liability and a $250,000 deductible per occurrence. In addition, we maintain umbrella coverage with a limit of $20.0 million excess over the general, professional, hired and non-owned automobile and employer’s liability policies.
Employees
     As of December 31, 2008, we had 6,013 full-time employees and 194 part-time employees. Approximately 24% of our full-time employees and 19% of our part-time employees are registered nurses. None of our employees are currently covered by collective bargaining agreements.
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
     We maintain a website with the address http://www.odsyhealth.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. These Annual Reports, Quarterly Reports and Current Reports may be found on our website under the “Investor Relations” tab by clicking on the link titled “SEC Filings.” Information relating to our corporate governance policies, including our Corporate Code of Business

Conduct and Ethics and Healthcare Compliance Program Standards of Conduct for our directors, officers and employees and information concerning our Board committees, including committee charters, is also available on our website at http://www.odsyhealth.com under the “Investor Relations” tab by clicking on the link titled “Corporate Governance.” We will provide any of the foregoing information free of charge upon written request to Investor Relations, Odyssey HealthCare, Inc., 717 N. Harwood, Suite 1500, Dallas, Texas 75201. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Securities Exchange Act of 1934 are also available through our website under the “Investor Relations” tab by clicking on the link titled “SEC Filings” and then clicking on the link “View Section 16 Filings (3,4,5).”
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
     On July 6, 2006 we entered into a five-year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of Health and Human Services. The CIA imposes certain auditing, self-reporting and training requirements that we must comply with. If we fail to comply with the terms of our CIA, we could be subject to substantial monetary penalties and/or suspension or termination from participation in the Medicare and Medicaid programs. The imposition of monetary penalties would adversely affect our profitability. A suspension or termination of our participation in the Medicare and Medicaid programs would have a material adverse affect on our profitability and financial condition as substantially all of our net patient service revenue is attributable to payments received from the Medicare and Medicaid programs. 97.0% and 96.6% of our net patient service revenue for the years ended December 31, 2007 and 2008, respectively, were attributed to Medicare and Medicaid payments.
We are highly dependent on payments from Medicare and Medicaid. If there are changes in the rates or methods governing these payments for our services, our net patient service revenue and profits could materially decline.
     We are highly dependent on payments from Medicare and Medicaid. Approximately 97.1%, 97.0% and 96.6% of our net patient service revenue for 2006, 2007 and 2008, respectively, consisted of payments, paid primarily on a per diem basis, from the Medicare and Medicaid programs. Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. On July 31, 2008, CMS published the final rule that modifies the hospice wage index by phasing out over a three year period the budget neutrality adjustment factor. According to the final rule, the phase out would occur over a three year period beginning on October 1, 2008, with 25% of the phase-out becoming effective on October 1, 2008, 50% becoming effective on October 1, 2009 and the balance on October 1, 2010. As part of the recently enacted American Recovery and Reinvestment Act of 2009, the implementation of the phase-out of the budget neutrality adjustment factor has been delayed until October 1, 2009. CMS has indicated that it will begin paying providers the estimated 1.1% increase in hospice rates from October 1, 2008 by the middle of 2009. CMS has also indicated that beginning October 1, 2009 the phase-out of the budget neutrality adjustment factor will begin with 75% becoming effective on October 1, 2009 and the balance on October 1, 2010. We believe the implementation of the phase-out of the budget neutrality adjustment factor on October 1, 2009 will reduce our net patient service revenue by approximately 3.3% beginning on October 1, 2009. We expect this reduction to be offset, at least in part, by the market basket increase in our base payment rates that we receive each October 1st under current law.
     As part of its review of the Medicare hospice benefit, MedPAC recently recommended to Congress in its 2009 MedPAC Report that Congress direct the Secretary of Health and Human Services to change the Medicare payment system for hospice to:

•	have relatively higher payments per day at the beginning of a patient’s hospice care and relatively lower payments per day as the length of the duration of the hospice patient’s stay increases,

•	include relatively higher payments for the costs associated with patient death at the end of the hospice patient’s stay, and

•	implement the payment system changes in 2013, with a brief transitional period.
     In its 2009 MedPAC Report, MedPAC estimated that these changes would result in a reduction in aggregate payments to for-profit hospices of between 3.2% and 5.0%. Due to budgetary concerns, several states, including Florida and South Carolina, have considered reducing or eliminating the Medicaid hospice benefit. Both Florida and South Carolina ultimately decided to continue the Medicaid hospice benefit. Reductions or changes in Medicare or Medicaid funding could significantly reduce our net patient service revenue and our profitability. We cannot predict at this time whether the recommendations included in the 2009 MedPAC Report will be enacted or whether any additional healthcare reform initiatives will be implemented or whether other changes in the administration of governmental healthcare programs, including the elimination of Medicaid hospice benefits, or interpretations of governmental policies or other changes affecting the healthcare system will occur. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments could cause our net patient service revenue and profits to materially decline.
We are subject to a Medicare cap amount which is calculated by Medicare. Our net patient service revenue and profitability could be adversely affected by limitations on Medicare payments.
     Overall payments made by Medicare to us are subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The hospice cap period runs from November 1st of each year through October 31st of the following year. Total Medicare payments received by each of our Medicare-certified programs during this period are compared to the cap amount for this period. Payments in excess of the cap amount must be returned by us to Medicare. The cap amount is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory Medicare cap amount that is indexed for inflation. The Medicare cap amount is reduced proportionately for Medicare patients who transferred into or out of our hospice programs and either received or will received hospice services from another hospice provider. The Medicare cap amount for the twelve month period ending October 31, 2009 has not been established by Medicare. Once published, the new Medicare cap amount will become effective retroactively for all services performed since November 1, 2008. The hospice cap amount is computed on a program-by-program basis. Our net patient service revenue for 2008 was reduced by approximately $6.9 million as a result of our hospice programs exceeding the Medicare cap. Our ability to comply with this limitation depends on a number of factors relating to a given hospice program, including number of admissions, average length of stay, mix in level of care and Medicare patients that transfer into and out of our hospice programs. Our revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that additional hospice programs will not exceed the cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not materially differ from the actual Medicare cap amount.
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
     In recent years, Congress and some state legislatures have introduced an increasing number of proposals to make significant changes in the healthcare system. Changes in law and regulatory interpretations could increase costs, reduce our net patient service revenue and profitability.
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
     We were the subject of a civil investigation by the Civil Division of the United States Department of Justice (“DOJ”). On July 6, 2006 we entered into a settlement agreement with the DOJ to permanently settle the investigation. As part of the settlement of the investigation we entered into a corporate integrity agreement on July 6, 2006 with the U.S. Department of Health and Human Services, Office of Inspector General.
     On February 14, 2008 we received a letter from the Medicaid Fraud Control Unit of the Texas Attorney General’s office notifying us that it is conducting an investigation concerning Medicaid hospice services provided by us, including our practices with respect to patient admission and retention, and requesting medical records of approximately 50 patients served by our programs in the State of Texas. Based on the early stage of this investigation and the limited information that we have at this time the Company cannot predict the outcome of this investigation, the Texas Attorney General’s views of the issues being investigated, any actions that the Texas Attorney General may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources. We believe that we are in material compliance with the rules and regulations applicable to the Texas Medicaid hospice program. See “Item 3. Legal Proceedings” and Note 14 to our consolidated financial statements.
     On May 5, 2008, we received a letter from the United States Department of Justice (“DOJ”) notifying us that it is conducting an investigation of VistaCare, Inc. and requesting that we provide certain information and documents related to its investigation of claims submitted by VistaCare to Medicare and TRICARE from January 1, 2003 through March 6, 2008, the date we completed the acquisition of VistaCare. The DOJ is reviewing allegations that VistaCare may have billed the federal Medicare and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. We are cooperating with the DOJ and have provided certain documents requested by the DOJ. Based on the early stage of this investigation and the limited information that we have at this time we cannot predict the outcome of the investigation, the DOJ’s views of the issues being investigated, any actions that the DOJ may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.
     We have been named in a class action lawsuit filed on November 6, 2008 in Superior Court of California, Los Angeles County by Charlia Cornish (“Cornish”) alleging class-wide wage and hour issues at our California hospice programs. The suit alleges failure to provide overtime compensation, meal and break periods, accurate itemized wage statements, and timely payment of wages earned upon leaving employment. The purported class includes all persons employed by us in California as an admission nurse, a case manager registered nurse, a licensed vocational nurse, a registered nurse, a home health aide, a medical social worker, a triage coordinator, an office manager, a patient care secretary or a spiritual counselor at anytime on or after November 6, 2004. The lawsuit seeks payment of unpaid wages, damages, interest, penalties and reasonable attorneys’ fees and costs. In January 2009 we successfully moved the lawsuit to Federal District Court in the Central District of California. As a general matter, we believe that we have complied with all regulations at issue in the case and we intend to vigorously defend against the claims asserted. Because the lawsuit is in its early stage, we cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome.

     On January 5, 2009 we received a letter from the Georgia State Health Care Fraud Control Unit notifying us that it is conducting an investigation concerning Medicaid hospice services provided by VistaCare from 2003 through 2007 and requesting certain documents. We are cooperating with the Georgia State Health Care Fraud Control Unit and are in the process of complying with document request. Based on the early stage of this investigation and the limited information that we have at this time we cannot predict the outcome of the investigation, the Georgia State Health Care Fraud Control Unit’s views of the issues being investigated, any actions that the Georgia State Health Care Fraud Control Unit may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.
     On February 2, 2009 we received a subpoena from the OIG requesting certain documents related to our provision of continuous care services from January 1, 2004 through February 2, 2009. We are cooperating with the OIG and are in the process of complying with the subpoena request. Based on the early stage of this investigation and the limited information that we have at this time we cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated, any actions that the OIG may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.
     On March 5, 2009 we received a notice submitted on behalf of Ronaldo Ramos to the California Labor & Workforce Development Agency regarding his intent to file a claim for penalties pursuant to the California Private Attorney General Act for alleged violations of the California Labor Code. Ramos is a former employee and alleges that he and others similarly situated were improperly paid for on-call hours. His notice indicates that he intends to seek to recover unpaid wages, overtime, penalties, punitive damages, interest, and attorney’s fees. We are not aware of him filing a lawsuit. As a general matter, we believe that we have complied with all regulations at issue, and we intend to vigorously defend against the claims asserted. Because the matter is in its early stage, we cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome.
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
     According to MedPAC, an estimated 37% of hospice programs in the United States are not-for-profit programs. Accordingly, it is likely that a substantial number of acquisition opportunities may involve hospices operated by not-for-profit entities. In recent years, several states have increased review and oversight of transactions involving the sale of healthcare facilities by not-for-profit entities. Although the level of review varies from state to state, the current trend is to provide for increased governmental review, and in some cases approval, of transactions in which a not-for-profit entity sells a healthcare facility or business. This increased scrutiny may increase the difficulty in completing, or prevent the completion of, acquisitions in some states in the future.
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
     We currently employ approximately 1,800 full-time nurses and 100 part-time nurses. We depend on qualified nurses to provide quality, responsive hospice services to our patients. There is currently a nationwide shortage of qualified nurses that is being felt in some of the markets in which we provide hospice services, primarily in California. In response to the shortage of qualified nurses in these markets, we have increased and are likely to continue to increase our wages and benefits to recruit and retain nurses or to engage contract nurses until we hire permanent staff nurses. Our inability to attract and retain qualified nurses could adversely affect our ability to provide quality, responsive hospice services to our patients and our ability to increase patient census in those markets. In addition, because we operate in a fixed reimbursement environment, increases in the wages and benefits that we must provide to attract and retain qualified nurses or an increase in our reliance on contract nurses will negatively impact our profitability.
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
     On December 2, 2008 the new Medicare conditions of participation became effective. We believe that we are in compliance with the new conditions of participation; however, we cannot predict how surveyors will interpret all aspects of the new Medicare conditions of participation.
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
     Some of our current and potential competitors have or may obtain significantly greater financial and marketing resources than us. Various healthcare companies have diversified into the hospice market. For example, a few large healthcare providers, including Golden Living (formerly Beverly Enterprises, Inc.) and Manor Care, Inc., have entered the hospice business directly or through affiliates. Relatively few barriers to entry exist in our local markets. Accordingly, other companies, including hospitals and other healthcare organizations that are not currently providing hospice care, may expand their services to include hospice care or similar services. We may encounter increased competition in the future that could negatively impact patient referrals to us, limit our ability to maintain or increase our market position and adversely affect our profitability.
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
     On July 31, 2008, CMS published the final rule that modifies the hospice wage index by phasing out over a three year period the budget neutrality adjustment factor. According to the final rule, the phase out would occur over a three year period beginning on October 1, 2008, with 25% of the phase-out becoming effective on October 1, 2008, 50% becoming effective on October 1, 2009 and the balance on October 1, 2010. As part of the recently enacted American Recovery and Reinvestment Act of 2009, the implementation of the phase-out of the budget neutrality adjustment factor has been delayed until October 1, 2009. CMS has indicated that it will begin paying providers the estimated 1.1% increase in hospice rates from October 1, 2008 by the middle of the current year. CMS has also indicated that beginning October 1, 2009 the phase-out of the budget neutrality adjustment factor will begin with 75% becoming effective on October 1, 2009 and the balance on October 1, 2010. We believe the implementation of the phase-out of the budget neutrality adjustment factor on October 1, 2009 will reduce our net patient service revenue by approximately 3.3% beginning on October 1, 2009. We expect this reduction to be offset, at least in part, by the market basket increase in our base payment rates that we receive each October 1st under current law. Reductions or changes in Medicare or Medicaid funding could significantly reduce our net patient service revenue and our profitability. We cannot predict at this time whether additional payment changes or reductions in our payments will be enacted or whether any additional healthcare reform initiatives will be implemented or whether other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system will occur.
Federal and state legislative and regulatory initiatives relating to patient privacy could require us to expend substantial sums on acquiring and implementing new information systems.
     There are currently numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns. In particular, HIPAA contains provisions that have required us to implement new systems and business procedures designed to protect the privacy and security of each of our patient’s individual health information. The Department of Health and Human Services published final regulations addressing patient privacy on December 28, 2000, transaction and code set final regulations on September 23, 2003, and final regulations addressing the security of such health information on February 20, 2003. We believe we are in compliance with the requirements of the privacy regulations, transaction and code set regulations, and security regulations. We continue to evaluate and update our processes and procedures to meet the requirements of the standards; however, we cannot assure you that all of the parties with whom we do business will be in compliance with HIPAA. Additional legislative and regulatory initiatives and changes in the interpretation of existing legislative and regulatory initiatives regarding patient privacy could result in additional operating costs, which could materially adversely affect our profitability.
     The American Recovery and Reinvestment Act of 2009 made several significant changes to the HIPAA privacy and security requirements. These changes include mandatory notification of breaches of privacy and security involving protected health information to the affected individuals, the Department of Health and Human Services and, in certain circumstances, the media. In addition, several changes were made to increase enforcement of the HIPAA privacy and security requirements, including giving state attorneys general new civil enforcement authority related to violations of HIPAA’s privacy and security provisions and requiring the Department of Health and Human Services to conduct periodic audits of covered entities. Because of the recent enactment of these changes and the lack of regulatory guidance we cannot assure you that these changes will not have a material adverse affect on us once they are fully implemented.
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
     A significant portion of our total assets consists of intangible assets, primarily goodwill. Goodwill accounted for approximately 41.1% of our total assets as of December 31, 2008. Any event that results in the significant impairment of our goodwill, such as closure of a hospice program, changes in our operating segments or sustained operating losses could have a material adverse effect on our profitability.
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
An adverse ruling against us in certain litigation could have an adverse effect on our financial condition and results of operations.
     We are involved in litigation incidental to the conduct of our business currently and from time to time. The damages claimed against us in some of these cases are substantial. See the “Item 3. Legal Proceedings” for a discussion of these litigation matters.
     We cannot assure you that we will prevail in the pending cases. In addition to the possibility of an adverse outcome, such litigation is costly to manage, investigate and defend, and the related defense costs, diversion of management’s time and related publicity may adversely affect the conduct of our business and the results of our operations.
Because of conditions in the credit markets we may not be able to access our funds that are currently invested in auction rate securities without incurring a substantial loss on the disposition of such securities.
     At December 31, 2008, we had invested $17.1 million in tax exempt auction rate securities (“ARS”) which are classified as long-term investments. The ARS held by us are private placement securities for which the interest rates are reset every 35 days. The reset dates have historically provided a liquid market for these securities as investors historically could readily sell their investments. With the liquidity issues experienced in global credit and capital markets, we have not been able to liquidate any ARS since early July of 2008. These securities generally have not experienced payment defaults and are backed by student loans which carry guarantees as provided for under the Federal Family Education Loan Program of the U.S. Department of Education and all were AAA/Aaa rated at December 31, 2008. To date we have collected all interest payments on all of our ARS when due and expect to continue to do so in the future. If the uncertainties in the credit and capital markets continue or these markets deteriorate further, these securities may not provide liquidity to us when needed. Currently, there is a very limited market for these securities and further liquidations at this time, if possible, would likely be at a significant discount. If we had to liquidate any ARS at this time, we would incur significant losses. We currently believe that we have sufficient liquidity for our current needs without selling any ARS and do not currently intend to attempt to further liquidate these securities until market conditions improve. If our currently available resources are not sufficient for our needs and we are not able to liquidate any ARS on acceptable terms on a timely basis, it could have a significant impact on our cash flows, financial condition and results of operations.
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

Item 2. Properties
     Our executive offices and Support Center are located at 717 N. Harwood, Suite 1500, Dallas, Texas 75201, where we currently lease approximately 70,000 square feet of space. We believe that these facilities are adequate for our current uses and that additional space is available to accommodate our anticipated growth. Our Medicare-certified hospice programs and alternative delivery sites, including our inpatient units, and our two hospice programs under development are in leased and owned facilities in 29 states with terms as of December 31, 2008 varying from one to twelve years extending through 2017. We own the land and building for two of our nineteen inpatient units. We believe these facilities are in good operating condition and suitable for their intended purposes. Refer to “Item 1. Business — Hospice Programs, Inpatient Facilities and Support Center” for a complete listing of the locations of our Medicare-certified hospice programs and inpatient facilities.
Item 3. Legal Proceedings
     On February 14, 2008 we received a letter from the Medicaid Fraud Control Unit Texas of the Attorney General’s office notifying us that it is conducting an investigation concerning Medicaid hospice services provided by us, including our practices with respect to patient admission and retention, and requesting medical records of approximately 50 patients served by our programs in the State of Texas. Based on the early stage of this investigation and the limited information that we have at this time the Company cannot predict the outcome of this investigation, the Texas Attorney General’s views of the issues being investigated, any actions that the Texas Attorney General may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources. We believe that we are in material compliance with the rules and regulations applicable to the Texas Medicaid hospice program.
     On May 5, 2008 we received a letter from the United States Department of Justice (“DOJ”) notifying us that it is conducting an investigation of VistaCare, Inc. and requesting that we provide certain information and documents related to its investigation of claims submitted by VistaCare to Medicare and TRICARE from January 1, 2003 through March 6, 2008, the date we completed the acquisition of VistaCare. The DOJ is reviewing allegations that VistaCare may have billed the federal Medicare and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. We are cooperating with the DOJ and have provided certain documents requested by the DOJ. Based on the early stage of this investigation and the limited information that we have at this time we cannot predict the outcome of the investigation, the DOJ’s views of the issues being investigated, any actions that the DOJ may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.
     We have been named in a class action lawsuit filed on November 6, 2008 in Superior Court of California, Los Angeles County by Charlia Cornish (“Cornish”) alleging class-wide wage and hour issues at our California hospice programs. The suit alleges failure to provide overtime compensation, meal and break periods, accurate itemized wage statements, and timely payment of wages earned upon leaving employment. The purported class includes all persons employed by us in California as an admission nurse, a case manager registered nurse, a licensed vocational nurse, a registered nurse, a home health aide, a medical social worker, a triage coordinator, an office manager, a patient care secretary or a spiritual counselor at anytime on or after November 6, 2004. The lawsuit seeks payment of unpaid wages, damages, interest, penalties and reasonable attorneys’ fees and costs. In January 2009 we successfully moved the lawsuit to Federal District Court in the Central District of California. As a general matter, we believe that we have complied with all regulations at issue in the case and we intend to vigorously defend against the claims asserted. Because the lawsuit is in its early stage, we cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome.
     On January 5, 2009 we received a letter from the Georgia State Health Care Fraud Control Unit notifying us that it is conducting an investigation concerning Medicaid hospice services provided by VistaCare from 2003 through 2007 and requesting certain documents. We are cooperating with the Georgia State Health Care Fraud Control Unit and are in the process of complying with document request. Based on the early stage of this investigation and the limited information that we have at this time we cannot predict the outcome of the investigation, the Georgia State Health Care Fraud Control Unit’s views of the issues being investigated, any actions that the Georgia State Health Care Fraud Control Unit may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.

     On February 2, 2009 we received a subpoena from the OIG requesting certain documents related to our provision of continuous care services from January 1, 2004 through February 2, 2009. We are cooperating with the OIG and are in the process of complying with the subpoena request. Based on the early stage of this investigation and the limited information that we have at this time we cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated, any actions that the OIG may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.
     On March 5, 2009 we received a notice submitted on behalf of Ronaldo Ramos to the California Labor & Workforce Development Agency regarding his intent to file a claim for penalties pursuant to the California Private Attorney General Act for alleged violations of the California Labor Code. Ramos is a former employee and alleges that he and others similarly situated were improperly paid for on-call hours. His notice indicates that he intends to seek to recover unpaid wages, overtime, penalties, punitive damages, interest, and attorney’s fees. We are not aware of him filing a lawsuit. As a general matter, we believe that we have complied with all regulations at issue, and we intend to vigorously defend against the claims asserted. Because the matter is in its early stage, we cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome.
     From time to time, we may be involved in other litigation matters relating to claims that arise in the ordinary course of our business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to us, we do not believe that the resolution of these other litigation matters to which we are currently a party will have a material adverse effect on our business, results of operations or liquidity. As of December 31, 2008, we have accrued approximately $2.0 million related to these other litigation matters.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2008.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Market for Common Stock. Our common stock has been quoted on The NASDAQ Stock Market LLC (formerly known as the Nasdaq National Market) (the “NASDAQ”) under the symbol “ODSY” since October 31, 2001. Prior to that time there was no public market for our common stock. As of March 9, 2009, there were 25 record holders of our common stock. The following table sets forth the high and low sales price per share of our common stock for the period indicated on the NASDAQ:

	High	Low
2007
First Quarter	$14.40	$11.85
Second Quarter	$13.96	$11.81
Third Quarter	$12.50	$9.23
Fourth Quarter	$11.14	$9.06
2008
First Quarter	$11.15	$8.27
Second Quarter	$11.28	$8.57
Third Quarter	$10.99	$8.38
Fourth Quarter	$10.47	$6.76
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
     Recent Sales of Unregistered Securities. We did not sell any of our equity securities in the three year period ended December 31, 2008 that were not registered under the Securities Act of 1933.
     Repurchases of Common Stock. On August 11, 2005 we announced the adoption of a stock repurchase program in which we intended to repurchase up to $20.0 million of our common stock over a twelve-month period. The timing and the amount of any repurchase of shares during the twelve-month period was determined by management based on its evaluation of market conditions and other factors. We completed this stock repurchase program in August 2006 and repurchased an aggregate of 973,332 shares of our common stock at a total cost of $16.8 million (average cost of $17.30 per share). The stock repurchases were funded out of our working capital.
     On November 21, 2006 we announced the adoption of a stock repurchase program to repurchase up to $10.0 million of our common stock over a twelve month period. The timing and the amount of the repurchase of shares during the twelve-month period was determined by management based on its evaluation of market conditions and other factors. We completed this stock repurchase program in May 2007 and repurchased an aggregate of 801,683 shares of our common stock at a total cost of $10.0 million (average cost of $12.47 per share). Of this amount, 59,477 shares for approximately $0.8 million was repurchased during the second quarter of 2007. The stock repurchases were funded out of our working capital.

     On May 4, 2007, we announced the adoption of a stock repurchase program to repurchase up to $50.0 million of our common stock over the twelve month period beginning on May 4, 2007 either in the open market or through privately negotiated transactions, subject to market conditions and other factors. The repurchased shares were added to our treasury shares and may be used for employee stock plans and for other corporate purposes. The stock repurchases were funded utilizing working capital. The stock repurchase program expired on May 4, 2008. We repurchased 1,056,623 shares of common stock for approximately $13.1 million (average cost of $12.42 per share) during this repurchase program. No shares were repurchased during 2008. The terms of our credit agreement restricts our ability to repurchase any additional stock until our leverage ratio reaches a certain level, which is not expected to be reached within the next twelve months.

Item 6. Selected Financial Data
     The selected consolidated statement of operations data set forth below for the years ended December 31, 2006, 2007 and 2008 and the consolidated balance sheet data as of December 31, 2007 and 2008 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, and that are included elsewhere in this Annual Report on Form 10-K, and are qualified by reference to those consolidated financial statements. The selected consolidated statement of operations data set forth below for the years ended December 31, 2004 and 2005 and the consolidated balance sheet data as of December 31, 2004, 2005 and 2006 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, but are not included in this Annual Report on Form 10-K.
     The historical results presented below are not necessarily indicative of the results to be expected for any future period. Prior periods are not comparable to the current period due to the acquisition of VistaCare on March 6, 2008. Prior periods have been reclassified for discontinued operations. You should read the selected financial information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share amounts)
Statements of Operations Data:
Net patient service revenue	$312,908	$348,592	$379,218	$398,232	$616,050
Operating expenses:
Direct hospice care	165,713	193,823	222,496	233,664	361,445
General and administrative (1)	86,448	102,980	115,771	131,577	199,142
Government settlement	—	13,000	—	—	—
Provision for uncollectible accounts	7,505	4,023	4,007	5,344	10,907
Depreciation and amortization	3,603	4,002	5,080	5,723	7,868

Total operating expenses	263,269	317,828	347,354	376,308	579,362

Income from continuing operations before other income (expense)	49,639	30,764	31,864	21,924	36,688
Other income (expense):
Loss on write-down of property	—	—	—	(211)	(150)
Interest income	359	1,341	2,576	2,509	1,968
Interest expense	(118)	(198)	(188)	(208)	(7,430)
Minority interest	—	—	—	(14)	(257)

	241	1,143	2,388	2,076	(5,869)

Income from continuing operations before provision for income taxes	49,880	31,907	34,252	24,000	30,819
Provision for income taxes	18,891	13,263	12,124	8,001	11,141

Income from continuing operations	30,989	18,644	22,128	15,999	19,678
Loss from discontinued operations, net of income taxes (2)	4,007	(88)	(2,399)	(3,888)	(5,252)

Net income	$34,996	$18,556	$19,729	$12,111	$14,426

Income (loss) per common share:
Basic:
Continuing operations	$0.85	$0.54	$0.65	$0.48	$0.60
Discontinued operations	$0.11	$0.00	$(0.07)	$(0.12)	$(0.16)

Net income	$0.96	$0.54	$0.58	$0.36	$0.44

Diluted:
Continuing operations	$0.82	$0.53	$0.64	$0.48	$0.59
Discontinued operations	$0.11	$0.00	$(0.07)	$(0.12)	$(0.16)

Net income	$0.93	$0.53	$0.57	$0.36	$0.43

Weighted average shares outstanding:
Basic	36,445	34,384	34,145	33,029	32,674
Diluted	37,551	34,935	34,529	33,188	33,188

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(Unaudited)
	(Dollars in thousands)
Operating Data:
Number of Medicare-certified hospice programs(3)	60	63	66	67	94
Admissions(4)	28,620	30,972	32,001	32,246	46,772
Days of care(5)	2,449,038	2,607,854	2,747,888	2,791,780	4,212,771
Average daily census(6)	6,691	7,145	7,528	7,649	11,510
Cash flows provided by operating activities	$47,124	$58,171	$32,623	$12,814	$21,049
Cash flows (used in) provided by investing activities	$(41,170)	$(52,845)	$(27,183)	$4,391	$(97,187)
Cash flows (used in) provided by financing activities	$(19,387)	$(14,994)	$(13,051)	$(12,391)	$119,795

	As of December 31,
	2004	2005	2006	2007	2008
	(Dollars in thousands)
Balance Sheet Data:
Working capital	$63,259	$62,639	$70,555	$75,275	$82,429
Total assets	$204,091	$244,967	$269,986	$275,209	$460,951
Total long-term debt, including current portion	$14	$9	$3	$1	$123,075
Stockholders’ equity	$162,080	$167,298	$179,596	$182,837	$200,071

(1)	Includes stock-based compensation of $287, $721, $5,616, $3,829 and $4,347 for the years ended December 31, 2004, 2005, 2006, 2007 and 2008, respectively. Also, general and administrative expenses include expenses for hospice care and support center.

(2)	See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of loss from discontinued operations, net of income taxes.

(3)	Number of Medicare-certified hospice programs at end of each respective year.

(4)	Represents the total number of patients admitted into our hospice programs during the period.

(5)	Represents the total days of care provided to our patients during the period.

(6)	Represents the average number of patients for whom we provided hospice care each day during the period and is computed by dividing days of care by the number of days during the period.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
     The following discussion of our financial condition and results of operations should be read in conjunction with our selected consolidated financial and operating data and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
Overview
     We are one of the largest providers of hospice care in the United States in terms of both average daily patient census and number of Medicare-certified hospice programs. As of December 31, 2008, we operated 94 Medicare-certified hospice programs, serving patients and their families in 29 states. We operate all of our hospice programs through our operating subsidiaries. Our net patient service revenue of $616.0 million in 2008 represents an increase of 54.7% over net patient service revenue of $398.2 million in 2007, and an increase of 62.5% over net patient service revenue of $379.2 million in 2006. In 2006, 2007 and 2008, we reported net income of $19.7 million, $12.1 million and $14.4 million, respectively.

     On March 6, 2008 we completed our acquisition of VistaCare. Following the completion of the VistaCare acquisition, we now serve approximately 12,000 patients and their families each day. Our financial results for the year ended December 31, 2008 include results for only ten full months of VistaCare operations. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a more detailed description of the transaction.
     On August 11, 2005 we announced the adoption of a stock repurchase program in which we intended to repurchase up to $20.0 million of our common stock over a twelve-month period. The timing and the amount of any repurchase of shares during the twelve-month period was determined by management based on its evaluation of market conditions and other factors. We completed this stock repurchase program in August 2006 and repurchased an aggregate of 973,332 shares of our common stock at a total cost of $16.8 million (average cost of $17.30 per share). The stock repurchases were funded out of our working capital.
     On November 21, 2006 we announced the adoption of a new stock repurchase program to repurchase up to $10.0 million of our common stock over a twelve-month period. The timing and the amount of any repurchase of shares during the twelve-month period was determined by management based on its evaluation of market conditions and other factors. We completed this stock repurchase program in May 2007 and repurchased an aggregate of 801,683 shares of common stock at a total cost of $10.0 million (average cost of $12.47 per share). Of this amount, 59,477 shares for approximately $0.8 million was repurchased in 2007. The stock repurchases were funded out of working capital.
     On May 4, 2007 we announced the adoption of a stock repurchase program to repurchase up to $50.0 million of our common stock over the twelve month period beginning on May 4, 2007 either in the open market or through privately negotiated transactions, subject to market conditions and other factors. The repurchased shares were added to our treasury shares and may be used for employee stock plans and for other corporate purposes. The stock repurchases were funded utilizing working capital. The stock repurchase program expired on May 4, 2008. We repurchased 1,056,623 shares of common stock for approximately $13.1 million (average cost of $12.42 per share) during this program. No shares were repurchased during 2008. The terms of our credit agreement restricts our ability to repurchase any additional stock until our leverage ratio reaches a certain level, which is not expected to be reached within the next twelve months.
Developed Hospices
     We have developed the following hospice programs since January 1, 2006:
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
     During 2007, we received Medicare certification for our Boston, Massachusetts; Ventura County, California; and Fort Wayne, Indiana hospice programs. We continued the development of hospice programs in Dayton, Ohio; Augusta, Georgia; and Alameda, California.
     During 2008, we received Medicare certification for our Augusta, Georgia and Dayton, Ohio programs. During the third quarter of 2008, we converted our Dayton, Ohio program to an alternate delivery site of our Columbus, Ohio program. We continued the development of hospice programs in Alameda, California and Salem, Oregon.
     Once a hospice becomes Medicare certified, the process is started to obtain Medicaid certification. This process takes approximately six months and varies from state to state.
Acquisitions
     We have acquired the following hospice programs since January 1, 2006.

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
     During 2008, as discussed above, we completed the acquisition of VistaCare on March 6, 2008 for approximately $149.5 million which includes $2.4 million in transaction costs. We financed the VistaCare acquisition primarily with a $130 million term loan from General Electric Capital Corporation. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
     In addition, on December 31, 2008, we acquired a hospice program in Flint, Michigan for approximately $0.5 million. We financed this acquisition with cash generated from operations.
     We accounted for these acquisitions as purchases.
     As part of our ongoing acquisition strategy, we are continually evaluating other potential acquisition opportunities.
     Goodwill from our hospice acquisitions was $189.5 million as of December 31, 2008, representing 94.7% of stockholders’ equity and 41.1% of total assets as of December 31, 2008. Prior to June 30, 2001, we amortized our goodwill over 20 years for acquisitions completed through June 30, 2001. We did not amortize goodwill for acquisitions subsequent to June 30, 2001 based on the provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are reviewed for impairment annually (during the fourth quarter) or more frequently if indicators arise. As of December 31, 2008, no impairment charges have been recorded. Other intangible assets continue to be amortized over their useful lives. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Discontinued Operations
     During the second quarter of 2006, we decided to sell our Salt Lake City, Utah hospice program (“SLC”), located in our Mountain region based on an ongoing strategic review of our hospice programs. The sale of SLC was completed in July 2006. Certain assets such as furniture/fixtures, equipment, computer hardware, leasehold improvements, prepaid expenses, office lease deposit and licenses were sold to the purchaser. Except for obligations under certain assumed contracts, no other liabilities were assumed by the purchaser. We recognized a pretax loss of $0.2 million related to the sale of the program during the second quarter of 2006.
     During the first quarter of 2007, we announced that we would exit the Tulsa, Oklahoma hospice market which is located in our Central region and in February 2007, we sold our Tulsa hospice program. As part of the sale, the purchaser assumed the office lease and purchased certain assets such as furniture/fixtures, equipment, deposits and licenses. We recognized a pretax loss of $0.1 million related to the sale of the program during the first quarter of 2007.
     During the second quarter of 2007, we decided to sell our Valdosta, Georgia; Columbia, South Carolina; St. George, Utah; Rockford, Illinois; and Allentown, Pennsylvania hospice programs and the Huntsville, Alabama alternate delivery site (“ADS”). We completed the sale of our Valdosta and Columbia programs which were located in our Southeast region in June 2007 and recognized a pretax loss of $0.1 million in the second quarter on the sale of the programs. We completed the sale of our Huntsville ADS and our St. George and Allentown programs which were located in our Southeast, Mountain and Midwest regions, respectively, during the third quarter of 2007 and recognized a pretax loss of $44,000 in the third quarter for the disposition of the programs. We completed the sale of the Rockford program which was located in our Midwest region during the fourth quarter of 2007 and recognized a pretax gain of $0.1 million in the fourth quarter on the sale of the Rockford program.
     During the fourth quarter of 2007, we decided to sell our Odessa, Texas; Big Spring, Texas; Cincinnati, Ohio; and Wichita, Kansas hospice programs. We completed the sale of the Odessa and Big Spring programs which were located in our Mountain region on January 1, 2008 and recognized a pretax loss of $17,000 during the fourth quarter of 2007 related to the sale of the Odessa and Big Spring programs. We completed the sale of the Cincinnati and Wichita programs, which were located in our Midwest and South Central regions, respectively, during the first quarter of 2008 and no material amounts were recorded as a result.
     During the first quarter of 2008, we decided to sell our Baton Rouge, Louisiana; Ventura, California; Fort Wayne, Indiana; and Oklahoma City, Oklahoma hospice programs, which are located in our Southeast, West, Midwest and South Central regions, respectively. We also decided to close the Bryan/College Station, Texas hospice program and the Dallas, Texas inpatient unit. The closures of the Bryan/College Station program and Dallas inpatient unit, which were located in our Texas and South Central regions, respectively, resulted in a pretax loss of $1.5 million during the first quarter of 2008, which included an accrual for the future lease costs of these closed programs of $1.2 million.
     During the second quarter of 2008, we decided to close the Colorado Springs, Colorado inpatient unit and the Tucson, Arizona VistaCare hospice program. The closures, which were located in our Mountain and VistaCare West regions, respectively, resulted in a pretax loss of $2.3 million during the second quarter of 2008, which includes an accrual for future lease costs of the closed programs of $2.1 million.
     During the third quarter of 2008, we completed the sale of the Baton Rouge hospice program, which was located in our Southeast region during the third quarter of 2008, and no material amounts were recorded as a result.
     During the fourth quarter of 2008, we completed the sale of the Ventura and Fort Wayne hospice programs which were located in our West and Midwest regions, respectively, during the fourth quarter of 2008, and recognized a pretax gain of $0.1 million for each of these programs. The Oklahoma City program and the Oklahoma City inpatient unit that we decided to sell in the first quarter of 2008 remain held for sale as of December 31, 2008.
     During the years ended December 31, 2006, 2007 and 2008, we recorded a charge of approximately $2.4 million, $3.9 million and $5.3 million, respectively, net of taxes, or $0.07, $0.12 and $0.16 per diluted share, respectively, which represents the operating losses and loss on disposals for discontinued operations. These charges are included in discontinued operations for the respective periods.
Our results of operations and statistics for prior periods have been restated to reflect the reclassification of these programs to discontinued operations.
Net Patient Service Revenue
     Net patient service revenue is the estimated net realizable revenue (exclusive of our provision for uncollectible accounts) from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered to our patients. To determine net patient service revenue, we adjust gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap contractual adjustments. Net patient service revenue also does not include charity care or the Medicaid room and board payments. (See “Item 1. Business — Government Regulation and Payment Structure- Overview of Government Payments”). We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 92.7%, 92.4% and 92.5% of our net patient service revenue for the years ended December 31, 2006, 2007 and 2008, respectively. Services provided under Medicaid programs represented approximately 4.3%, 4.6% and 4.1% of our net patient service revenue for the years ended December 31, 2006, 2007 and 2008, respectively. The payments we receive from Medicare and Medicaid are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.
     The four main levels of care we provide are routine home care, general inpatient care, continuous home care and inpatient respite care. We also receive reimbursement for physician services, self-pay and non-governmental room and board. Routine home care is the largest component of our gross patient service revenue, representing 87.8%, 88.5% and 89.7% of gross patient service revenue for the years ended December 31, 2006, 2007 and 2008, respectively. General inpatient care represented 7.2%, 7.4% and 7.2% of gross patient service revenue for the years ended December 31, 2006, 2007 and 2008, respectively. Continuous home care represented 4.1%, 3.2% and 2.1% of gross patient service revenue for the years ended December 31, 2006, 2007 and 2008, respectively. Inpatient respite care and reimbursement for physician services, self pay and non-governmental room and board represents the remaining 0.9%, 0.9% and 1.0% of gross patient service revenue for these periods, respectively.
     The principal factors that impact net patient service revenue are our average daily census, levels of care, annual changes in Medicare and Medicaid payment rates due to adjustments for inflation and estimated Medicare cap contractual adjustments. Average daily census is affected by the number of patients referred and admitted into our hospice programs and average length of stay of those patients once admitted. Average length of stay is impacted by patients’ decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay remained unchanged at 85 days for 2007 and 2008.
     Payment rates under the Medicare and Medicaid programs are indexed for inflation annually; however, the increases have historically been less than actual inflation. On October 1, 2007 and 2008, the base Medicare payment rates for hospice care increased by approximately 3.3% and 3.6%, respectively, over the base rates previously in effect. These rates were further adjusted geographically by the hospice wage index. On July 31, 2008, CMS published the final rule that modifies the hospice wage index by phasing out over a three year period the budget neutrality adjustment factor. According to the final rule the phase out would occur over a three year period beginning on October 1, 2008, with 25% of the phase-out becoming effective on October 1, 2008, 50% becoming effective on October 1, 2009 and the balance on October 1, 2010. Subsequent to year-end, as part of the recently enacted American Recovery and Reinvestment Act of 2009, the implementation of the phase-out of the budget neutrality adjustment factor has been delayed until October 1, 2009. CMS has indicated that it will begin paying providers the estimated 1.1% increase in hospice rates from October 1, 2008 by the middle of 2009. This increase will result in additional revenues for 2009 from Medicare and Medicaid of an estimated range between $1.5 million to $2.0 million related to services performed from October 1, 2008 through December 31, 2008. CMS has also indicated that beginning October 1, 2009 the phase-out of the budget neutrality adjustment factor will begin with 75% becoming effective on October 1, 2009 and the balance on October 1, 2010. We believe the implementation of the phase-out of the budget neutrality adjustment factor on October 1, 2009 will reduce our net patient service revenue by approximately 3.3% beginning on October 1, 2009. We expect this reduction to be offset, at least in part, by the market basket increase in our base payment rates that we receive each October 1st under current law.
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

     General and administrative expenses for hospice care primarily include non-patient care salaries (including salaries for our executive directors, directors of patient services, patient care managers, community education representatives and other non-patient care staff), payroll taxes, employee benefits for our employees at our hospice programs, office leases and other operating costs.
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
     The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for the periods indicated:

	Year Ended December 31,
	2006	2007	2008
Direct hospice care expenses:
Salaries, benefits and payroll taxes	39.0%	39.1%	38.3%
Pharmaceuticals	5.3	5.2	4.8
Medical equipment and supplies	5.3	5.3	5.8
Inpatient costs	2.5	2.2	2.2
Other (including medical director fees, contracted patient care services, nursing home costs and mileage)	6.6	6.9	7.6

Total	58.7%	58.7%	58.7%

General and administrative expenses — hospice care:
Salaries, benefits and payroll taxes	13.7%	14.5%	14.0%
Leases	2.7	2.9	2.8
Other (including insurance, recruiting, travel, telephone and printing)	3.7	4.0	4.2

Total	20.1%	21.4%	21.0%

General and administrative expenses — support center:
Salaries, benefits and payroll taxes	4.4%	4.6%	5.9%
Stock-based compensation	1.5	1.0	0.7
Leases	0.4	0.4	0.4
Legal and accounting fees	1.3	1.9	1.1
Other (including insurance, recruiting, travel, telephone and printing)	2.8	3.8	3.2

Total	10.4%	11.7%	11.3%

The following table sets forth the cost per day of care represented by the items included in direct hospice care expenses and general and administrative expenses for hospice care for the years ended December 31, 2006, 2007 and 2008, respectively:

	Year Ended December 31,
	2006	2007	2008
Direct hospice care expenses:
Salaries, benefits and payroll taxes	$53.87	$55.76	$56.06
Pharmaceuticals	7.35	7.43	7.05
Medical equipment and supplies	7.25	7.53	8.44
Inpatient costs	3.44	3.09	3.18
Other (including medical director fees, contracted patient care services, nursing home costs and mileage)	9.06	9.89	11.07

Total	$80.97	$83.70	$85.80

General and administrative expenses — hospice care:
Salaries, benefits and payroll taxes	$18.91	$20.69	$20.52
Leases	3.68	4.14	4.04
Other (including insurance, recruiting, travel, telephone and printing)	5.13	5.65	6.13

Total	$27.72	$30.48	$30.69

     Stock-Based Compensation Charges
     Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this method, stock compensation expense was recognized beginning January 1, 2006 for all share-based payments granted prior to, but not yet vested at January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and for all share-based payments granted subsequent to January 1, 2006 at the grant date fair value estimated in accordance with the provisions of SFAS 123R. Because we elected to use the modified prospective transition method, results for prior periods have not been restated. We recognized $5.6 million, $3.8 million and $4.3 million in stock-based compensation expense related to SFAS 123R for the years ended December 31, 2006, 2007 and 2008, respectively. We recognized approximately $0.9 million, $1.4 million and $2.8 million in stock-based compensation expense related to grants of restricted stock awards for the years ended December 31, 2006, 2007 and 2008, respectively.
     In February 2008, the Compensation Committee of the board of directors (the “Committee”) approved, for certain executive officers, the exchange of selected “underwater” stock options for restricted stock. The Committee was concerned that the underwater stock options provided little or no financial or retention incentives to the executive officers. The Committee believes that the exchange of the underwater stock options for the restricted stock adequately addresses those concerns. Stock option awards of 685,000 shares, with a weighted average exercise price of $17.35, were exchanged for 126,146 shares of restricted stock. Of the stock option awards exchanged, 287,500 shares were unvested. The shares of restricted stock had a fair value of $8.72 per share and vest ratably over a three year period beginning February 12, 2009. There was not a material change to our share-based compensation expense from the exchange.
Provision for Income Taxes
     Our provision for income taxes consists of current and deferred federal and state income tax expenses. We estimate that our effective tax rate will be approximately 36.0% during 2009. See Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
     Dollar Amount Cap. The Medicare revenue paid to a hospice program from November 1 to October 31 of the following year may not exceed the annual cap amount which is calculated by using the following formula: the product of the number of admissions to the program by patients who are electing to receive their Medicare hospice benefit for the first time, multiplied by the Medicare cap amount, which for the November 1, 2007 through October 31, 2008 Medicare fiscal year is $22,386. The Medicare cap amount is reduced proportionately for patients who transferred in or out of our hospice services. The Medicare cap amount is annually adjusted for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. The Medicare cap amount for the November 1, 2008 through October 31, 2009 cap year has not yet been announced by the Medicare program. We currently estimate the Medicare cap amount to be approximately $22,834 for the Medicare cap year ending October 31, 2009.
     Inpatient Care Cap. A hospice program’s inpatient care days, either general inpatient or respite inpatient care and regardless of setting, may not exceed 20% of the program’s total patient care days in the Medicare cap year. One of our hospice programs exceeded the payment limits on general inpatient care services for the year ended December 31, 2006. None of our hospice programs exceeded the payment limits on general inpatient care services for the years ended December 31, 2007 and 2008.

     The following table shows the amount accrued and paid for the Medicare cap contractual adjustments for the years ended December 31, 2006, 2007 and 2008, respectively:

	Accrued Medicare Cap Contractual Adjustments
	Year ending December 31,
	2006		2007		2008
	(in thousands)
Beginning balance — accrued Medicare cap contractual adjustments	$14,883		$26,679		$21,682
Medicare cap contractual adjustments	8,853	(1)	5,039	(2)	6,852	(3)
Medicare cap contractual adjustments — discontinued operations	7,611	(4)	2,651	(4)	(27	)(4)
Payments to Medicare fiscal intermediaries	(1,983)		(12,687)		(12,996)
Balances acquired from VistaCare	—		—		8,208
Reclassification to accounts payable	(2,685	)(5)	—		—

Ending balance — accrued Medicare cap contractual adjustments	$26,679		$21,682		$23,719

(1)	Includes additional accrual of $3.1 million related to the 2005 Medicare cap year.

(2)	Includes additional accrual of $0.9 million related to the 2006 Medicare cap year.

(3)	Includes additional accrual of $1.0 million related to the 2005 and 2006 Medicare cap year.

(4)	Medicare cap contractual adjustments reclassified to discontinued operations are related to all programs that the Company has discontinued and sold during 2006, 2007 and 2008.

(5)	Amounts were reclassified from accrued Medicare cap contractual adjustments to accounts payable in December 2006 and were paid in January 2007 to the Medicare fiscal intermediary.
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
     Insurance Risks
     General and professional liability costs for the healthcare industry have increased and become more difficult to estimate. In addition, insurance coverage for patient care liabilities and other risks has become more difficult to obtain. Insurance carriers often require companies to increase their liability retention levels and pay higher policy premiums for reduced coverage. Hired and non-owned auto liability costs are a significant risk area for us, because almost all of our services are provided where our patients reside rather than in facilities that we operate. We require our employees to maintain the state required minimum liability coverage on their vehicles. Our current hired and non-owned auto liability coverage has a deductible of $250,000 per claim. We continue to evaluate options to address this insurance risk area; however, we cannot assure you that we will be able to find cost effective insurance coverage to address this insurance risk area. In our consolidated financial statements, we reserve for potential contingencies associated with the uninsured portion of our general and professional liability risks and hired and non-owned auto liability risks, based on our experience, consultation with our attorneys and insurers and our existing insurance coverage.
     Goodwill
     Goodwill is the excess of the purchase price over the fair value of identifiable assets acquired in an acquisition. Under the provisions of SFAS 142, we review goodwill for impairment annually, during the fourth quarter, or more frequently if indicators arise. Goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.
     The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.
     The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the fair value of the reporting unit is allocated to all the assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit). We determine the fair value of the reporting units, which are our reportable business segments (see Note 3 to our consolidated financial statements included elsewhere in this annual report on Form 10-K), using multiples of EBITDA, or earnings before interest, taxes, depreciation and amortization. No impairment charges have been recorded as of December 31, 2008. We cannot predict that we will not incur impairment charges in the future or whether any impairment charges recorded will negatively impact our results of operations or financial position in the future.

Results of Operations
     The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the periods indicated.

	Year Ended December 31,
	2006	2007	2008

Net patient service revenue	100%	100%	100%
Operating expenses:
Direct hospice care	58.7	58.7	58.7
General and administrative — hospice care	20.1	21.4	21.0
General and administrative — support center	10.4	11.7	11.3
Provision for uncollectible accounts	1.1	1.3	1.8
Depreciation and amortization	1.3	1.4	1.2

	91.6	94.5	94.0

Income from continuing operations before other income (expense)	8.4	5.5	6.0
Other income (expense), net	0.6	0.5	(1.0)

Income from continuing operations before provision for income taxes	9.0	6.0	5.0
Provision for income taxes	(3.2)	(2.0)	(1.8)

Income from continuing operations	5.8	4.0	3.2
Loss from discontinued operations, net of income taxes	(0.6)	(1.0)	(0.9)

Net income	5.2%	3.0%	2.3%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2008
     The following table summarizes and compares our results of operations for the years ended December 31, 2007 and 2008, respectively:

	Year Ended December 31,
	2007	2008	$ Change	% Change
	(In thousands, except % change)
Net patient service revenue	$398,232	$616,050	$217,818	54.7%
Operating expenses:
Direct hospice care	233,664	361,445	127,781	54.7
General and administrative — hospice care	85,093	129,285	44,192	51.9
General and administrative — support center	46,484	69,857	23,373	50.3
Provision for uncollectible accounts	5,344	10,907	5,563	104.1
Depreciation and amortization	5,723	7,868	2,145	37.5

	376,308	579,362	203,054	54.0
Income from continuing operations before other income (expense)	21,924	36,688	14,764	67.3
Other income (expense)	2,076	(5,869)	(7,945)	(382.7)

Income from continuing operations before provision for income taxes	24,000	30,819	6,819	28.4
Provision for income taxes	8,001	11,141	3,140	39.2

Income from continuing operations	15,999	19,678	3,679	23.0
Loss from discontinued operations, net of income taxes	3,888	5,252	1,364	35.1

Net income	$12,111	$14,426	$2,315	19.1%

     Net Patient Service Revenue
     Net patient service revenue increased $217.8 million, or 54.7%, from $398.2 million to $616.0 million for the years ended December 31, 2007 and 2008, respectively, due primarily to the net patient service revenue of approximately $185.8 million generated from VistaCare operations from the date we acquired control of VistaCare which was February 28, 2008 through December 2008. Net patient service revenue per day of care was $142.64 and $146.23 for the years ended December 31, 2007 and 2008, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services of approximately 3.3% and 2.5% on October 1, 2007 and 2008, respectively. In addition, our same store census increased by approximately 247 patients, or 3.8%, from 6,489 patients for the year ended December 31, 2007 to 6,736 patients for the year ended December 31, 2008, which resulted in increased billable days of approximately 96,891. The increase in net patient service revenue was offset by the Medicare cap contractual adjustment of $5.0 million and $6.9 million for the years ended December 31, 2007 and 2008, respectively. Medicare revenues represented 92.4% and 92.5% of our net patient service revenue for the years ended December 31, 2007 and 2008, respectively. Medicaid revenues represented 4.6% and 4.1% of our net patient service revenue for the year ended December 31, 2007 and 2008, respectively. Our net patient service revenue for 2008 does not include any benefit from the delay in the phase out of the budget neutrality adjustment factor from October 1, 2008 to October 1, 2009 as a result of the enactment of the American Recovery and Reinvestment Act of 2009.
     Direct Hospice Care Expenses
     Direct hospice care expenses increased $127.8 million, or 54.7%, from $233.7 million for the year ended December 31, 2007 to $361.4 million for the year ended December 31, 2008, due primarily to our VistaCare operations’ direct hospice care expenses of approximately $110.6 million from the date of acquisition through December 2008. Salaries, benefits and payroll tax expense for legacy Odyssey operations increased approximately $9.6 million, or 6.2%, from $155.7 million for the year ended December 31, 2007 to $165.3 million for the year ended December 31, 2008. This increase is primarily due to annual salary increases and an increase related to a change in the estimate of our workers’ compensation accrual based on an updated analysis of our workers’ compensation claims history and due to our increased headcount. As a percentage of net patient service revenue, our direct hospice care expenses were 58.7% for both of the years ended December 31, 2007 and 2008.
     General and Administrative Expenses — Hospice Care
     General and administrative expenses — hospice care increased $44.2 million, or 51.9%, from $85.1 million for the year ended December 31, 2007, to $129.3 million for the year ended December 31, 2008, due primarily to VistaCare’s operations’ general and administrative expenses for hospice care of approximately $33.6 million from the date of acquisition through December 2008. Salaries, benefits and payroll tax expense for legacy Odyssey operations increased approximately $8.2 million, or 14.2%, from $57.8 million for the year ended December 31, 2007, to $66.0 million for the year ended December 31, 2008. This increase is primarily due to annual salary increases and an increase related to a change in the estimate of our workers’ compensation accrual based on an updated analysis of our workers’ compensation claims history and due to our increased headcount. As a percentage of net patient service revenue, our general administrative expenses — hospice care were 21.4% and 21.0% for the years ended December 31, 2007 and 2008, respectively.
     General and Administrative Expenses — Support Center
     General and administrative — support center expenses increased $23.4 million, or 50.3%, from $46.5 million for the year ended December 31, 2007, to $69.9 million for the year ended December 31, 2008. During the year ended December 31, 2008, we incurred approximately $7.9 million in expenses related to the ramp down of VistaCare’s corporate office and integration of VistaCare’s operations. We also incurred approximately $5.1 million in expenses related to ramping up the Dallas Support Center to accommodate the acquisition. Salaries, benefits and payroll tax expense related to Odyssey’s Support Center increased $10.8 million, or 59%, from $18.3 million for the year ended December 31, 2007 to $29.1 million for the year ended December 31, 2008. As a percentage of net patient service revenue, our general and administrative expenses for support center were 11.7% and 11.3% for the years ended December 31, 2007 and 2008, respectively.

     Provision for Uncollectible Accounts
     Our provision for uncollectible accounts increased $5.6 million, or 104.1%, from $5.3 million for the year ended December 31, 2007 to $10.9 million for the year ended December 31, 2008, due to an increase in the number of additional document requests (“ADRs”) from our Medicare fiscal intermediaries, which resulted in an increase in our aging, denials and additional write-offs of patient accounts and our acquisition of VistaCare, which increased our provision for uncollectible accounts in accordance with our bad debt reserve policy. As a percentage of net patient service revenue, our provision for uncollectible accounts was 1.3% and 1.8% for the years ended December 31, 2007 and 2008, respectively.
     Depreciation and Amortization Expense
     Depreciation and amortization expense increased $2.2 million, or 37.5%, from $5.7 million for the year ended December 31, 2007 to $7.9 million for the year ended December 31, 2008. This increase was primarily due to depreciation expense of approximately $1.3 million related to assets acquired in our acquisition of VistaCare. As a percentage of net patient service revenue, depreciation and amortization expense was 1.4% and 1.2% for the years ended December 31, 2007 and 2008, respectively.
     Other Income (Expense)
     Other income (expense) decreased $7.9 million from $2.1 million in other income for the year ended December 31, 2007 to $5.9 million in other expense for the year ended December 31, 2008. Interest expense increased $7.2 million for the year ended December 31, 2008 as a result of borrowings related to our acquisition of VistaCare. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
     Provision for Income Taxes
     Our provision for income taxes increased $3.1 million, or 39.2%, from $8.0 million for the year ended December 31, 2007 to $11.1 million for the year ended December 31, 2008. We had an effective income tax rate of approximately 33.3% and 36.1% for the years ended December 31, 2007 and 2008, respectively. The 2007 effective income tax rate is lower primarily due to the 2007 federal tax credit related to Hurricane Katrina and higher tax exempt interest income for 2007.
     Year Ended December 31, 2006 Compared to Year Ended December 31, 2007
     The following table summarizes and compares our results of operations for the years ended December 31, 2006 and 2007, respectively:

	Year Ended December 31,
	2006	2007	$ Change	% Change
	(In thousands, except % change)
Net patient service revenue	$379,218	$398,232	$19,014	5.0%
Operating expenses:
Direct hospice care	222,496	233,664	11,168	5.0
General and administrative — hospice care	76,176	85,093	8,917	11.7
General and administrative — support center	39,595	46,484	6,889	17.4
Provision for uncollectible accounts	4,007	5,344	1,337	33.4
Depreciation and amortization	5,080	5,723	643	12.7

	347,354	376,308	28,954	8.3
Income from continuing operations before other income (expense)	31,864	21,924	(9,940)	(31.2)
Other income (expense)	2,388	2,076	(312)	(13.1)

Income from continuing operations before provision for income taxes	34,252	24,000	(10,252)	(29.9)
Provision for income taxes	12,124	8,001	(4,123)	(34.0)

Income from continuing operations	22,128	15,999	(6,129)	(27.7)
Loss from discontinued operations, net of income taxes	2,399	3,888	(1,489)	(62.1)

Net income	$19,729	$12,111	$(7,618)	(38.6)%

     Net Patient Service Revenue
     Net patient service revenue increased $19.0 million, or 5.0%, from $379.2 million to $398.2 million for the years ended December 31, 2006 and 2007, respectively. This increase is due primarily to our effective Medicare payment rate increase of 3.4% on October 1, 2006 and to a lesser extent, a reduction in our estimated Medicare cap contractual adjustment and a slight increase in our average daily census. The estimated Medicare cap contractual adjustment decreased $3.9 million, or 43.8%, from $8.9 million for the year ended December 31, 2006 to $5.0 million for the year ended December 31, 2007. Our average daily census increased by 121 patients, or 1.6%, from 7,528 patients for the year ended December 31, 2006 to 7,649 patients for the year ended December 31, 2007, which resulted in increased billable days of approximately 43,892. Net patient service revenue per day of care was $138.00 and $142.64 for the years ended December 31, 2006 and 2007, respectively. Medicare revenues represented 92.7% and 92.4% of our net patient service revenue for the years ended December 31, 2006 and 2007, respectively. Medicaid revenues represented 4.3% and 4.6% of our net patient service revenue for the years ended December 31, 2006 and 2007, respectively.
     Direct Hospice Care Expenses
     Direct hospice care expenses increased $11.2 million, or 5.0%, from $222.5 million for the year ended December 31, 2006 to $233.7 million for the year ended December 31, 2007. Salaries, benefits and payroll tax expense increased $7.7 million, or 5.2%, from $148.0 million for the year ended December 31, 2006 to $155.7 million for the year ended December 31, 2007. This increase is primarily due to annual salary increases and our inpatient development initiative. In addition, contracted patient care services and medical director fees increased $2.4 million, or 27.9%, from $8.6 million for the year ended December 31, 2006 to $11.0 million for the year ended December 31, 2007. The increase is due primarily to an increase in our provision of general inpatient care in our inpatient facilities, which requires significantly more physician involvement. As a percentage of net patient service revenue, our direct hospice care expense was 58.7% for both of the years ended December 31, 2006 and 2007.
     General and Administrative Expenses — Hospice Care
     General and administrative expenses — hospice care increased $8.9 million, or 11.7%, from $76.2 million for the year ended December 31, 2006 to $85.1 million for the year ended December 31, 2007. Salaries, benefits and payroll tax expense increased $5.8 million, or 11.2%, from $52.0 million for the year ended December 31, 2006 to $57.8 million for the year ended December 31, 2007. This increase was primarily due to average annual salary increases. As a percentage of net patient service revenue, salaries, benefits and payroll tax expense increased from 13.7% to 14.5% for the years ended December 31, 2006 and 2007, respectively. As a percentage of net patient service revenue, our general and administrative expenses increased from 20.1% to 21.4% for the years ended December 31, 2006 and 2007, respectively, due primarily to the increases in salaries, benefits and payroll tax expense and lease expense.
     General and Administrative Expenses — Support Center
     General and administrative expenses — support center increased $6.9 million, or 17.4%, from $39.6 million for the year ended December 31, 2006 to $46.5 million for the year ended December 31, 2007. During the year ended December 31, 2007, we recorded a $3.1 million write-off which was related to previously capitalized certificate of need application costs. In addition, during the year ended December 31, 2007, we incurred approximately $1.6 million in incremental costs related to our new integrated billing system. Salaries, benefits and payroll tax expense increased $1.7 million, or 10.2%, from $16.6 million for the year ended December 31, 2006, to $18.3 million for the year ended December 31, 2007. This increase is due to annual salary increases and additional employees related to the conversion to the new billing system. As a percentage of net patient service revenue, our general and administrative expenses for our support center increased from 10.4% to 11.7% for the years ended December 31, 2006 and 2007, respectively.

     Provision for Uncollectible Accounts
     Provision for uncollectible accounts increased $1.3 million, or 33.4%, from $4.0 million for the year ended December 31, 2006 to $5.3 million for the year ended December 31, 2007, due to an increase in the number of additional document requests (“ADRs”) from our Medicare fiscal intermediaries, which resulted in an increase in our aging, denials and additional write-offs of patient accounts. As a percentage of net patient service revenue, our provision for uncollectible accounts was 1.1% and 1.3% for the years ended December 31, 2006 and 2007, respectively.
     Depreciation and Amortization Expense
     Depreciation and amortization expense increased $0.6 million, or 12.7%, from $5.1 million for the year ended December 31, 2006 to $5.7 million for the year ended December 31, 2007. This increase is due to an increase in depreciation expense related to our inpatient unit development and the new billing system. As a percentage of net patient service revenue, depreciation and amortization expense increased from 1.3% for the year ended December 31, 2006 to 1.4% for the year ended December 31, 2007.
     Other Income (Expense)
     Other income (expense) decreased $0.3 million, or 13.1%, from $2.4 million for the year ended December 31, 2006 to $2.1 million for the year ended December 31, 2007. Interest income is related to interest earned on our short-term cash investments. Interest expense is primarily associated with the unused facility fee and amortization of deferred costs related to our revolving line of credit. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
     Provision for Income Taxes
     Provision for income taxes from continuing operations was $12.1 million and $8.0 million for the years ended December 31, 2006 and 2007, respectively. We had an effective income tax rate of approximately 35.3% and 33.3% for the years ended December 31, 2006 and 2007, respectively. The 2007 effective income tax rate is lower primarily due to the 2007 federal tax credit related to Hurricane Katrina. See Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Liquidity and Capital Resources
     As of December 31, 2008, we had cash and cash equivalents of $56.0 million and working capital of $82.4 million. At such date, we also had $16.7 million in long-term investments or auction rate securities (“ARS”) which we plan to liquidate in an orderly manner. Our principal liquidity requirements are for debt service, Medicare cap contractual adjustments, working capital, new hospice program and inpatient development, hospice acquisitions, and other capital expenditures. We finance these requirements primarily with existing funds, cash flows from operating activities, borrowings under our revolving line of credit, operating leases, and normal trade credit terms.
     Cash provided by operating activities and discontinued operations was $32.6 million, $12.8 million and $21.0 million for the years ended December 31, 2006, 2007 and 2008, respectively, and represented net income generated, non-cash charges related to depreciation, amortization, stock-based compensation and taxes, and increases and decreases in working capital. Cash provided by operations for 2006 includes a $13.0 million payment related to a government settlement. We paid $2.0 million, $15.4 million and $13.0 million for the years ended December 31, 2006, 2007 and 2008, respectively, for Medicare cap contractual adjustments. Our days outstanding in accounts receivable was 45 days, 55 days and 60 days as of December 31, 2006, 2007 and 2008, respectively. The increase in days outstanding from 2006 to 2007 is due primarily to an increase in ADRs from our Medicare fiscal intermediaries. The increase in days outstanding from 2007 to 2008 is due primarily to an increase in accounts receivable at the VistaCare sites that were converted to our billing system and an increase in accounts receivable as a result of delay in collections due to ADR’s received from our Medicare fiscal intermediaries.
     Investing activities, consisting primarily of cash paid for acquisitions, purchases of property and equipment and to purchase or sell investments, used cash of $27.2 million and $97.2 million for the years ended December 31, 2006 and 2008, respectively. During the year ended December 31, 2006, the use of cash was due primarily to the purchase of short-term investments and property and equipment. During the year ended December 31, 2008, the use of cash was due primarily to our purchase of VistaCare offset by the sales of long-term investments. See Note 2 to our consolidated financial statements included elsewhere in this annual report on Form 10-K. During the year ended December 31, 2007, we generated cash of $4.4 million which was primarily due to the sale of short-term investments offset by purchases of property and equipment.
     Net cash used in financing activities was $13.1 million and $12.4 million for the years ended December 31, 2006 and 2007, primarily representing the cash payment for the purchase of treasury stock. We generated cash from financing activities of $119.8 million for the year ended December 31, 2008, primarily representing proceeds of $130 million from the issuance of long-term debt offset by payments of debt of $6.9 million and payments of debt issue costs of $4.4 million in connection with the acquisition of VistaCare.
     In connection with our acquisition of VistaCare, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) on February 28, 2008 with General Electric Capital Corporation and certain other lenders that provides us with a $130.0 million term loan (the “Term Loan”) and a $30.0 million revolving line of credit. The Term Loan was used to pay a portion of the purchase price and costs incurred with respect to the acquisition of VistaCare. The revolving line of credit may be used to fund future acquisitions, working capital, capital expenditures and general corporate purposes. Borrowings under the Term Loan bear interest at an applicable margin above an Index Rate (based on the higher of the prime rate or 50 basis points over the federal funds rate) or above LIBOR. Borrowings outstanding under the revolving line of credit bear interest at an applicable margin above LIBOR or the Index Rate. At December 31, 2008, both the applicable term loan margin and the applicable revolver margin for LIBOR loans was 3.00% and for Index Rate loans was 2.00% and, based on our leverage ratio, each may increase up to 3.25% for LIBOR loans and up to 2.25% for Index Rate loans.
     At December 31, 2008, $61.7 million of the Term Loan bears interest at LIBOR plus 3.00% (ranging from 5.15% to 5.34%) while $40.0 million of the Term Loan bears interest at a fixed rate of 5.95% and $20.0 million of the Term Loan bears interest at a fixed rate of 6.42% as a result of interest rate swap agreements. The remaining $1.4 million of the Term Loan bears interest at the Index Rate plus 2.00% (5.25%). There were no borrowings outstanding on the revolving line of credit at December 31, 2008.
     The final installment of the Term Loan is due on February 28, 2014 and the revolving line of credit will expire on February 28, 2013. The revolving line of credit has an unused facility fee of 0.25% per annum. In connection with the acquisition of VistaCare, all of the subsidiaries of VistaCare (together with us, and certain of our subsidiaries, including VistaCare, the “Odyssey Obligors”) became guarantors of the obligations under the Credit Agreement and granted security interests in substantially all of their existing and after-acquired personal property. The Term Loan and the revolving line of credit are secured by substantially all of the Odyssey Obligors’ existing and after-acquired personal property, including the stock of certain subsidiaries owned by the Odyssey Obligors but not party to the Credit Agreement. The Odyssey Obligors are subject to affirmative and negative covenants under the Credit Agreement, including financial covenants consisting of a maximum leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2008, we were in compliance with our financial covenants. We paid approximately $2.1 million related to mandatory prepayments of principal during the year ended December 31, 2008. The mandatory prepayments were based on cash proceeds received from the sale of partnership interests and property. In addition, we are subject to an annual excess cash flow requirement which may result in us having to make additional principal payments on our Term Loan. For the year ended December 31, 2008, we were not required to make any additional principal payments related to this excess cash flow requirement.
     On November 7, 2008, our subsidiaries Odyssey HealthCare Operating A, LP, a Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, and VistaCare, Inc., a Delaware corporation, entered into an Amendment No. 1 to Second Amended and Restated Credit Agreement with General Electric Capital Corporation and the other lenders signatory thereto. This amendment permits our existing investments in ARS, but does not allow the purchase of any additional ARS, which otherwise would have been required to be liquidated on or prior to November 24, 2008, to be retained indefinitely.

     In connection with the execution of the Credit Agreement, we incurred approximately $4.4 million of loan costs, which are being amortized using the effective interest method over the life of the Credit Agreement.
     During the second quarter of 2008, we entered into an interest rate swap agreement, which effectively converts a notional amount of $40.0 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in April 2011. We pay a rate of 5.95% and receive LIBOR plus 3.0%, which was 5.72% at inception, with respect to this interest rate swap. We also entered into another interest rate swap agreement during the second quarter of 2008, which effectively converts a notional amount of $20.0 million of floating rate borrowings to fixed rate borrowings. The term of this second interest rate swap also expires in April 2011. In connection with this second interest rate swap agreement, we pay a rate of 6.42% and receive LIBOR plus 3.0%, which was 5.92% at inception. There is exposure to credit losses in the event of nonperformance by the counterparties or us to the two interest rate swap agreements. We believe the counterparties and us are creditworthy and anticipate that all obligations under the contracts will be satisfied. The interest rate swaps are designated as cash flow hedges and we believe that the hedges will be highly effective. Changes in fair value of the interest rate swaps, net of income tax, will be recognized through other comprehensive income. Based on estimated fair values of the interest rate swaps as of December 31, 2008, we recorded approximately $1.2 million, net of income tax, to other comprehensive income during the three months ended December 31, 2008. For the year ended December 31, 2008, we recorded approximately $1.3 million, net of income tax, to other comprehensive loss.
     We had tax exempt ARS of $41.5 million at December 31, 2007, which were classified as current assets, and $16.7 million at December 31, 2008, which were classified as long-term assets. The ARS we hold are private placement securities for which the interest rates are reset every 35 days. The reset dates have historically provided a liquid market for these securities as investors historically could readily sell their investments. These types of securities generally have not experienced payment defaults and are backed by student loans, which carry guarantees as provided for under the Federal Family Education Loan Program of the U.S. Department of Education. All of the securities were AAA/Aaa rated at December 31, 2008. To date we have collected all interest payments on all of our ARS when due and expect to continue to do so in the future. We intended to liquidate all of our ARS prior to the end of 2008. However, due to the problems experienced in global credit and capital markets generally and the ARS market in particular, our ability to liquidate our ARS this year has been impaired. We successfully liquidated $8.4 million of ARS in January 2008, $8.0 million of ARS in June 2008 and $8.0 million in July 2008, all at par. The remaining principal associated with ARS will not be accessible until successful ARS auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to maturity, or final payments come due according to contractual maturities from 17 to 29 years. We expect that we will receive the principal associated with these ARS through one of these means.
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
     We expect that our principal liquidity requirements will be for debt service, Medicare cap contractual adjustments, working capital, new hospice program development, hospice acquisitions, and other capital expenditures. We expect that our existing funds, cash flows from operating activities, operating leases, normal trade credit terms and our existing revolving line of credit under the Credit Agreement will be sufficient to fund our principal liquidity requirements for at least 12 months following the date of this Annual Report on Form 10-K. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including receipt of payments for our services, changes in the Medicare per beneficiary cap amount, changes in Medicare payment rates, regulatory changes and compliance with new regulations, expense levels, capital expenditures, development of new hospices and acquisitions, government and private party legal proceedings and investigations and our ability to enter into a new credit agreement on terms satisfactory to us. We do not depend on cash flows from discontinued operations to provide for future liquidity.
Contractual Obligations
     We have various contractual obligations as of December 31, 2008 that could impact our liquidity as summarized below:

	Payments Due by Period
		Less Than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Long-Term Debt	$123,075	$6,394	$23,976	$33,566	$59,139
New Billing System	2,024	2,024	—	—	—
Operating Leases	64,550	18,425	25,141	14,412	6,572

Total Contractual Obligations	$189,649	$26,843	$49,117	$47,978	$65,711

Off-Balance Sheet Arrangements
     As of December 31, 2008, we do not have any off-balance sheet arrangements.
Interest Rate and Foreign Exchange Risk
     Interest Rate Risk. Changes in interest rates would affect the fair value of our fixed rate debt instruments, but would not have an impact on our earnings or cash flow. We currently have $123.1 million of debt instruments of which $60.0 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest rates on our variable rate debt instruments, which are tied to the LIBOR, would affect our earnings and cash flows by $0.6 million (pre-tax) per year, but would not affect the fair value of the variable rate debt.
     Foreign Exchange. We operate our business within the United States and execute all transactions in U.S. dollars.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 was effective January 1, 2008. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement under Statement 13” (“FSP 157-1”), which removes leasing transactions from the scope of SFAS 157. FSP 157-1 is effective upon adoption of SFAS 157. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually to fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The adoption of SFAS 157 did not have a material impact on the Company’s financial condition, results from operations, or cash flows.
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for financial statements beginning after November 15, 2007, with early adoption permitted. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains or losses on items for which the fair value option has been elected would be reported in earnings. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We did not elect to fair value any eligible items for the year ended December 31, 2008, therefore, the adoption of SFAS 159 did not affect our consolidated financial condition, results from operations, or cash flows.
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective January 1, 2009. Earlier adoption is prohibited. As we have not completed any acquisitions subsequent to January 1, 2009, the adoption of SFAS 141R did not impact our results. However, we will be required to expense costs related to any future acquisitions.
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 is effective January 1, 2009. All presentation and disclosure requirements will be applied retrospectively for all periods presented. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, sometimes called a minority interest, and for the deconsolidation of a subsidiary. Noncontrolling interest will be reported as a component of equity in the consolidated financial statements. Consolidated net income will be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, with additional disclosures on the face of the statement of operations of the amounts of consolidated net income that are attributable to the parent and the noncontrolling interests. SFAS 160 establishes that a change in a parent’s ownership interest in a subsidiary that does not result in deconsolidation are equity transactions. A gain or loss in net income is recognized for changes that result in deconsolidation. We believe that SFAS 160 will not have a material impact on our financial condition and results of operations, but we anticipate reclassification of our minority interests in consolidated subsidiaries in our consolidated balance sheets, consolidated statements of income and consolidated statements of stockholders’ equity.
     In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is effective January 1, 2009. SFAS 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities to include how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS 161 became effective for us on January 1, 2009 and will only impact future disclosures about our derivative instruments and hedging activities.
     In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company does not anticipate any impact on its financial condition or results of operations from the adoption of SFAS 162.
Payment, Legislative and Regulatory Changes
     We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could materially adversely affect our net patient service revenue and profitability. For the year ended December 31, 2008, Medicare and Medicaid services constituted 92.5% and 4.1% of our net patient service revenue, respectively.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Changes in interest rates would affect the fair value of our fixed rate debt instruments, but would not have an impact on our earnings or cash flow. We currently have $123.1 million of debt instruments of which $60.0 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest rates on our variable rate debt instruments, which are tied to the LIBOR, would affect our earnings and cash flows by $0.6 million (pre-tax) per year, but would not affect the fair value of the variable rate debt.
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
Item 9A. Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008, and based on such evaluation have concluded that such disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934.
     There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
     The effectiveness of internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, the independent registered public accounting firm who has audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on the effectiveness of the Company’s internal control over financial reporting appears on page 63 hereof.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Odyssey HealthCare, Inc.
We have audited Odyssey HealthCare, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Odyssey HealthCare, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Odyssey HealthCare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Odyssey HealthCare, Inc. as of December 31, 2007 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 12, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, Texas
March 12, 2009

Item 9A(T). Controls and Procedures
     Not applicable.
Item 9B. Other Information
     All information required to be disclosed by us in a Current Report on Form 8-K during the fourth quarter of the year ended December 31, 2008 has previously been reported on a Form 8-K.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information set forth under the headings “Proposal One — Election of Class II Directors,” “Directors,” “Corporate Governance — Standing Committees of our Board,” “Corporate Governance - Director Nomination Process,” “Corporate Governance — Code of Ethics,” “Corporate Governance — Our Board,” “Executive Officers” and “Stock Ownership Matters — Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with our 2009 Annual Meeting of Stockholders is incorporated herein by reference.
Item 11. Executive Compensation
     The information set forth under the headings “Corporate Governance — Standing Committees of our Board — Compensation Committee,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2009 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information set forth under the heading “Stock Ownership Matters — Security Ownership of Principal Stockholders and Management” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2009 Annual Meeting of Stockholders is incorporated herein by reference.
     Equity-Based Compensation Plans. The following table provides information, as of December 31, 2008, about our common stock that may be issued upon the exercise of options or vesting of restricted stock awards under the Odyssey HealthCare, Inc. Stock Option Plan and the 2001 Equity-Based Compensation Plan.
EQUITY COMPENSATION PLAN INFORMATION

(c)
	(a)			Number of Securities
	Number of Securities			Remaining Available
	to be Issued		(b)	for Future Issuance
	Upon Exercise of		Weighted-Average	Under Equity Compensation
	Outstanding Options,		Exercise Price of	Plans (Excluding
	Warrants, Awards		Outstanding Options,	Securities
Plan Category	and Rights		Warrants, and Rights	Reflected in Column(a))
(In thousands, except weighted average exercise price)
Equity Compensation Plans Approved by Stockholders	2,997	(1)	$16.12	1,812
Equity Compensation Plans Not Approved by Stockholders	—		—	—

Total	2,997		$16.12	1,812

(1)	Includes (i) 44,860 unvested restricted stock units awarded to certain executive officers on December 20, 2006, (ii) 149,360 unvested time-based restricted stock units awarded to certain executive officers on February 12, 2008, (iii) 373,083 unvested incentive-based restricted stock units awarded to certain executive officers on February 12, 2008, (iv) 126,146 unvested time-based restricted stock units awarded to certain executive officers on February 12, 2008, (v) 36,000 unvested restricted units awarded to the members of the Board of Directors on May 2, 2008 and (vi) 15,000 unvested restricted stock units awarded to one senior management employee on June 15, 2008. Restricted stock units are not included in the calculation of the weighted-average exercise price since there is no exercise price associated with the award.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information set forth under the headings “Transactions With Related Persons” and “Corporate Governance — Our Board — Board Size; Director Independence” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2009 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     The information set forth under the heading “Audit Committee Matters — Fees Paid to Independent Auditors” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2009 Annual Meeting of Stockholders is incorporated herein by reference.

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
     (3) The following documents are filed or incorporated by reference as exhibits to this Annual Report on Form 10-K:

Exhibit
Number	Description

2.1 —	Agreement and Plan of Merger, dated January 15, 2008, among Odyssey HealthCare Holding Company, OHC Investment, Inc. and VistaCare, Inc. (incorporated by reference to Exhibit 2.1 to Odyssey HealthCare, Inc’s (the “Company”) Current Report on Form 8-K as filed with the Securities and Exchange Commission (the “Commission”) on January 15, 2008)

2.2 —	Form of Stockholder Agreement, dated January 15, 2008, among Odyssey HealthCare Holding Company, OHC Investment, Inc. and each of the following directors and executive officers of VistaCare, Inc.: Richard R. Slager, John Crisci, Stephen Lewis, Roseanne Berry, Henry Hirvela, James T. Robinson, James C. Crews, Jon M. Donnell, Jack A. Henry, Geneva B. Johnson, Pete A. Klisares and Brian S. Tyler (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K as filed with the Commission on January 15, 2008)

3.1 —	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)

3.2 —	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

3.3 —	First Amendment to the Second Amended and Restated Bylaws of Odyssey HealthCare, Inc., effective as of December 20, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 21, 2007)

3.4 —	Second Amendment to the Second Amended and Restated Bylaws of Odyssey HealthCare, Inc., effective as of May 20, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 20, 2008)

4.1 —	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on August 2, 2001)

4.2 —	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

4.3 —	Rights Agreement (the “Rights Agreement”) dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the Commission on December 8, 2001)

4.4 —	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

10.1.1 —	Amended and Restated Credit Agreement, dated May 24, 2007, by and among General Electric Capital Corporation, a Delaware corporation, individually as Lender and as Agent for the Lenders, the other Lenders signatory thereto, Odyssey HealthCare Operating A, LP, a Delaware limited partnership,

Exhibit
Number	Description
Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, and the other Credit Parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 30, 2007)

10.1.2 —	Second Amended and Restated Credit Agreement, dated February 28, 2008, by and among General Electric Capital Corporation, a Delaware corporation, individually as Lender and as Agent for the Lenders, the other Lenders signatory thereto, Odyssey HealthCare Operating A, LP, a Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, OHC Investment Inc., a Delaware corporation, and the other Credit Parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 4, 2008)

10.1.3 —	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated November 7, 2008, by and among General Electric Capital Corporation, a Delaware corporation, individually as Lender and as Agent for the Lenders, the other Lenders signatory thereto, Odyssey HealthCare Operating A, LP, a Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, and VistaCare, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 10, 2008)

10.2† —	Amended and Restated Employment Agreement, by and between Odyssey HealthCare, Inc. and Robert A. Lefton, effective as of October 11, 2005 (unless otherwise specified therein) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 24, 2008)

10.3† —	Amended and Restated Employment Agreement, by and between Odyssey HealthCare, Inc. and Brenda A. Belger, effective as of August 1, 2005 (unless otherwise specified therein) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the Commission on December 24, 2008)

10.4† —	Amended and Restated Employment Agreement, by and between Odyssey HealthCare, Inc. and W. Bradley Bickham, effective as of August 1, 2005 (unless otherwise specified therein) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the Commission on December 24, 2008)

10.5† —	Amended and Restated Employment Agreement, by and between Odyssey HealthCare, Inc. and R. Dirk Allison, effective as of October 30, 2006 (unless otherwise specified therein) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 24, 2008)

10.6.1† —	Employment Agreement by and between Odyssey HealthCare, Inc. and Craig P. Goguen, dated July 26, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on July 30, 2007)

10.6.2† —	Amended and Restated Employment Agreement, by and between Odyssey HealthCare, Inc. and Craig P. Goguen, effective as of August 20, 2007 (unless otherwise specified therein) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the Commission on December 24, 2008)

10.7† —	Employment Agreement, by and between Odyssey HealthCare, Inc. and Frank Anastasio, dated March 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 21, 2008)

10.8† —	Agreement by and among Odyssey HealthCare, Inc. and Richard R. Burnham, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 5, 2007)

10.9.1† —	Odyssey HealthCare, Inc. Stock Option Plan (the “Stock Option Plan”) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

10.9.2† —	First Amendment to the Stock Option Plan, dated January 31, 2001 (incorporated by reference to Exhibit 10.5.2 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)

Exhibit
Number	Description

10.10.1† —	2001 Equity-Based Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)

10.10.2† —	First Amendment to the 2001 Equity-Based Compensation Plan, dated May 5, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission On May 5, 2005)

10.10.3† —	Second Amendment to the 2001 Equity-Based Compensation Plan, dated May 5, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 8, 2005)

10.10.4† —	Form of Restricted Stock Award Agreement pursuant to the 2001 Equity — Based Compensation Plan Management Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 12, 2005)

10.10.5† —	Odyssey HealthCare, Inc. Equity-Based Compensation Plan Management Stock Option Agreement, dated October 11, 2005, by and between Odyssey HealthCare, Inc. and Robert A. Lefton (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on October 12, 2005)

10.10.6† —	Form of Restricted Stock Unit Award Agreement under the Odyssey HealthCare Inc. 2001 Equity Based Compensation Plan — Time Based RSU Award (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 26, 2007)

10.10.7† —	Form Restricted Stock Unit Award Agreement under the Odyssey HealthCare Inc. 2001 Equity Based Compensation Plan — Additional Incentive Based RSU Award (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 26, 2007)

10.10.8 —	Form of Restricted Stock Award Agreement under the Odyssey HealthCare, Inc. 2001 Equity-Based Compensation Plan — Non-Employee Director Award (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2007)

10.11.1 —	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)

10.11.2 —	First Amendment to Employee Stock Purchase Plan, dated March 6, 2002

10.12† —	Form of Indemnification Agreement between Odyssey HealthCare, Inc. and its directors and officers (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

10.13.1 —	Promissory Note and Warrant Purchase Agreement, dated May 22, 1998, by and among Odyssey HealthCare, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

10.13.2 —	Form of Warrant, dated May 22, 1998 (incorporated by reference to Exhibit 10.10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

10.13.3 —	First Amendment to Warrants, dated December 6, 2000 (incorporated by reference to Exhibit 10.10.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on August 2, 2001)

10.14 —	Settlement Agreement, dated July 6, 2006, among the United States of America acting through the entities named therein, JoAnn Russell and Odyssey HealthCare, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on July 12, 2006)

10.15 —	Corporate Integrity Agreement, dated July 6, 2006, between the Office of Inspector General of the Department of Health and Human Services and Odyssey HealthCare, Inc. (incorporated by Reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on July 12, 2006)

21 —	Subsidiaries of Odyssey HealthCare, Inc.*

23.1 —	Consent of Ernst & Young LLP*

31.1 —	Certification required by Rule 13a-14(a), dated March 12, 2009, by Robert A. Lefton, Chief Executive

Exhibit
Number	Description
Officer*

31.2 —	Certification required by Rule 13a-14(a), dated March 12, 2009, by R. Dirk Allison, Chief Financial Officer*

32 —	Certification required by Rule 13a-14(b), dated March 12, 2009, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer**

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY HEALTHCARE, INC.
By:	/s/ ROBERT A. LEFTON
Robert A. Lefton
President and Chief Executive Officer

Date: March 12, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT A. LEFTON Robert A. Lefton	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 12, 2009

/s/ R. DIRK ALLISON R. Dirk Allison	Senior Vice President, Chief Financial Officer, Assistant Secretary and Treasurer (Principal Financial and Accounting Officer)	March 12, 2009

/s/ RICHARD R. BURNHAM Richard R. Burnham	Chairman of the Board	March 12, 2009

/s/ JAMES E. BUNCHER James E. Buncher	Director	March 12, 2009

/s/ JOHN K. CARLYLE John K. Carlyle	Director	March 12, 2009

/s/ PAUL J. FELDSTEIN Paul J. Feldstein	Director	March 12, 2009

/s/ ROBERT A. ORTENZIO Robert A. Ortenzio	Director	March 12, 2009

/s/ SHAWN S. SCHABEL Shawn S. Schabel	Director	March 12, 2009

/s/ DAVID L. STEFFY David L. Steffy	Director	March 12, 2009

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Odyssey HealthCare, Inc.
We have audited the accompanying consolidated balance sheets of Odyssey HealthCare, Inc., and subsidiaries as of December 31, 2007 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odyssey HealthCare, Inc. and subsidiaries at December 31, 2007 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No.109, effective January 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Odyssey HealthCare, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, Texas
March 12, 2009

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2008
	(In thousands, except
	share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$12,386	$56,043
Short-term investments	49,793	—
Accounts receivable from patient services, net of allowance for uncollectible accounts of $4,363 and $9,789 at December 31, 2007 and 2008, respectively	77,433	127,922
Deferred tax assets	1,400	13,319
Income taxes receivable	1,968	66
Prepaid expenses and other current assets	5,414	7,906
Assets of discontinued operations	3,061	2,067

Total current assets	151,455	207,323
Property and equipment, net of accumulated depreciation	21,526	22,816
Goodwill	98,179	189,521
Long-term investments	—	16,659
Licenses	2,313	11,295
Trademarks	—	7,235
Other assets	—	1,227
Intangibles, net of accumulated amortization	1,736	4,875

Total assets	$275,209	$460,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,109	$4,906
Accrued compensation	16,797	27,493
Accrued nursing home costs	14,146	16,478
Accrued Medicare cap contractual adjustments	21,682	23,719
Other accrued expenses	17,445	45,904
Current maturities of long-term debt	1	6,394

Total current liabilities	76,180	124,894
Long-term debt, less current maturities	—	116,681
Deferred tax liabilities	14,041	13,610
Other liabilities	1,256	3,233
Commitments and contingencies	—	—
Minority interests in consolidated subsidiaries	895	2,462
Stockholders’ equity:
Common stock, $.001 par value:
75,000,000 shares authorized — 38,063,439 and 38,137,834 shares issued at December 31, 2007 and 2008, respectively, and 32,716,367 and 32,790,762 shares outstanding at December 31, 2007 and 2008, respectively	38	38
Additional paid-in capital	113,339	117,732
Retained earnings	139,414	153,840
Accumulated other comprehensive loss, net of income taxes	—	(1,585)
Treasury stock, at cost, 5,347,072 shares held at December 31, 2007 and 2008, respectively	(69,954)	(69,954)

Total stockholders’ equity	182,837	200,071

Total liabilities and stockholders’ equity	$275,209	$460,951

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2007	2008
	(In thousands, except per share amounts)
Net patient service revenue	$379,218	$398,232	$616,050
Operating expenses:
Direct hospice care	222,496	233,664	361,445
General and administrative — hospice care	76,176	85,093	129,285
General and administrative — support center (inclusive of stock-based compensation of $5,616, $3,829 and $4,347 for the years ended December 31, 2006, 2007 and 2008, respectively)	39,595	46,484	69,857
Provision for uncollectible accounts	4,007	5,344	10,907
Depreciation	4,779	5,480	7,437
Amortization	301	243	431

	347,354	376,308	579,362

Income from continuing operations before other income (expense)	31,864	21,924	36,688
Other income (expense):
Loss on write-down of property	—	(211)	(150)
Interest income	2,576	2,509	1,968
Interest expense	(188)	(208)	(7,430)
Minority interest in income of consolidated subsidiaries	—	(14)	(257)

	2,388	2,076	(5,869)

Income from continuing operations before provision for income taxes	34,252	24,000	30,819
Provision for income taxes	12,124	8,001	11,141

Income from continuing operations	22,128	15,999	19,678
Loss from discontinued operations, net of income taxes	2,399	3,888	5,252

Net income	$19,729	$12,111	$14,426

Income (loss) per common share:
Basic:
Continuing operations	$0.65	$0.48	$0.60
Discontinued operations	$(0.07)	$(0.12)	$(0.16)

Net income	$0.58	$0.36	$0.44

Diluted:
Continuing operations	$0.64	$0.48	$0.59
Discontinued operations	$(0.07)	$(0.12)	$(0.16)

Net income	$0.57	$0.36	$0.43

Weighted average shares outstanding:
Basic	34,145	33,029	32,674
Diluted	34,529	33,188	33,188

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Accumulated Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
				(Amounts in thousands)
Balance at January 1, 2006	37,411	$37	$98,624	$107,192	$—	$(38,555)	$167,298
Stock-based compensation	60	—	5,616	—	—	—	5,616
Tax benefit related to stock option exercises	—	—	958	—	—	—	958
Exercise of stock options	361	1	2,992	—	—	—	2,993
Issuance of shares under Employee Stock Purchase Plan	38	—	492	—	—	—	492
Purchase of treasury stock, at cost	—	—	—	—	—	(17,490)	(17,490)
Net income	—	—	—	19,729	—	—	19,729

Balance at December 31, 2006	37,870	38	108,682	126,921	—	(56,045)	179,596
Stock-based compensation	9	—	3,829	—	—	—	3,829
Tax benefit related to stock option exercises	—	—	119	—	—	—	119
Exercise of stock options	161	—	472	—	—	—	472
Issuance of shares under Employee Stock Purchase Plan	23	—	237	—	—	—	237
Purchase of treasury stock, at cost	—	—	—	—	—	(13,909)	(13,909)
Cumulative effect of change in accounting for uncertainties in income taxes (FIN 48)	—	—	—	382	—	—	382
Net income	—	—	—	12,111	—	—	12,111

Balance at December 31, 2007	38,063	38	113,339	139,414	—	(69,954)	182,837
Net income	—	—	—	14,426	—	—	14,426
Unrealized loss on interest rate swaps, net of income taxes	—	—	—	—	(1,303)	—	(1,303)
Unrealized loss on auction rate securities, net of income taxes	—	—	—	—	(282)	—	(282)

Comprehensive income, net of income taxes							12,841

Stock-based compensation	80	—	4,347	—	—	—	4,347
Tax benefit related to stock option exercises	—	—	150	—	—	—	150
Share cancellation for payment of payroll tax liabilities related to vesting of restricted stock	(35)	—	(336)	—	—	—	(336)
Exercise of stock options	11	—	50	—	—	—	50
Issuance of shares under Employee Stock Purchase Plan	19	—	182	—	—	—	182

Balance at December 31, 2008	38,138	$38	$117,732	$153,840	$(1,585)	$(69,954)	$200,071

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2007	2008
	(In thousands)
Operating Activities:
Net income	$19,729	$12,111	$14,426
Adjustments to reconcile net income to net cash provided by operating activities including discontinued operations:
Loss from discontinued operations, net of taxes	2,399	3,888	5,252
Loss on write-down of property	—	211	150
Minority interest in income of consolidated subsidiaries	—	14	257
Depreciation and amortization	5,080	5,723	7,868
Amortization of deferred charges and debt discount	109	113	892
Stock-based compensation	5,616	3,829	4,347
Tax benefit related to stock option exercises	(958)	(119)	(150)
Provision for uncollectible accounts	4,007	5,344	10,907
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable from patient services	(8,103)	(18,770)	(21,980)
Prepaid expenses and other current assets	(11,734)	458	3,108
Deferred taxes	8,373	(1,289)	(2,083)
Accrued government settlement	(13,000)	—	—
Accounts payable, accrued nursing home costs, accrued Medicare cap contractual adjustments and other accrued expenses	21,105	1,301	(1,945)

Net cash provided by operating activities	32,623	12,814	21,049
Investing Activities:
Cash paid for acquisitions, net of cash acquired of $22.8 million, procurement of licenses and certificates of need	(787)	724	(126,796)
Cash received from the sale of hospice programs and property	59	698	1,344
Purchases of short-term and long-term investments	(109,469)	(49,053)	(9,000)
Sales of short-term and long-term investments	95,365	61,650	41,693
Purchases of property and equipment	(12,351)	(9,628)	(4,428)

Net cash (used in) provided by investing activities	(27,183)	4,391	(97,187)
Financing Activities:
Proceeds from issuance of common stock	3,485	877	46
Cash received from sale of partnership interests	—	881	893
Tax benefit related to stock option exercises	958	119	150
Purchase of treasury stock	(17,490)	(13,909)	—
Payments of debt issue costs	—	(357)	(4,368)
Proceeds from issuance of debt	—	—	130,000
Payments on debt	(4)	(2)	(6,926)

Net cash (used in) provided by financing activities	(13,051)	(12,391)	119,795

Net (decrease) increase in cash and cash equivalents	(7,611)	4,814	43,657
Cash and cash equivalents, beginning of year	15,183	7,572	12,386

Cash and cash equivalents, end of year	$7,572	$12,386	$56,043

Supplemental cash flow information:
Cash interest paid	$89	$95	$5,529
Income taxes paid	$11,248	$5,389	$1,754

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2007 and 2008
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
     The Company was incorporated on August 29, 1995 in the state of Delaware and, as of December 31, 2008, had 94 Medicare-certified hospice providers serving patients and their families in 29 states, with significant operations in Texas, California and Arizona.
     The Company completed its acquisition of VistaCare on March 6, 2008. The acquisition described in Note 2 significantly affects the comparability of the financial information as of and for the year ended December 31, 2008.
     During 2007 and 2008, the Company offered equity interests in its Savannah, Georgia; Augusta, Georgia; Kansas City, Missouri and Brownsville, Texas hospice programs to third party investors of approximately 40%, 40%, 20% and 40%, respectively. The Company received approximately $0.9 million in proceeds in each of 2007 and 2008 from its investors from the offerings, which is recorded in minority interests in consolidated subsidiaries in the consolidated balance sheets.
     Principles of Consolidation
     The consolidated financial statements include the accounts of Odyssey HealthCare, Inc., its wholly-owned subsidiaries, and all subsidiaries and entities controlled by the Company through its direct ownership of a majority voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation.
     Reclassification
     Beginning in 2007, the Company reclassified operating expenses, general and administrative-hospice care and general and administrative-support center, that in prior years were combined in one line item labeled general and administrative expenses.
     In the period that a component of an entity has been disposed of or classified as held for sale, the results of operations for current and prior periods are reclassified in a single caption titled discontinued operations.
     Cash and Cash Equivalents
     Cash and cash equivalents include currency, checks on hand, money market funds and overnight repurchase agreements of government securities.
     Short-term & Long-term Investments
     At December 31, 2007, short-term investments primarily included certificates of deposits and auction rate securities (“ARS”) recorded at cost which approximates fair value. Initial maturities for short-term investments are less than one year. Certificates of deposits and ARS totaled $8.3 million and $41.5 million, respectively, at December 31, 2007. The Company had no short-term investments at December 31, 2008, but had $16.7 million in long-term investments related to ARS. The Company liquidated all of its certificates of deposits during 2008.
     The ARS held by the Company are private placement securities for which the interest rates are reset every 35 days. The reset dates have historically provided a liquid market for these securities as investors historically could readily sell their investments. These types of securities generally have not experienced payment defaults and are backed by student loans, which carry guarantees as provided for under the Federal Family Education Loan Program of the U.S. Department of Education. All of the securities were AAA/Aaa rated at December 31, 2008. To date the Company has collected all interest payments on all of its ARS when due and expects to continue to do so in the future. The Company intended to liquidate all of its ARS prior to the end of 2008. However, due to the problems experienced in global credit and capital markets generally and the ARS market in particular, the Company’s ability to liquidate its ARS this year has been impaired. The Company successfully liquidated $8.4 million of ARS in January 2008, $8.0 million of ARS in June 2008 and $8.0 million in July 2008 all at par. The remaining principal of $17.1 million associated with ARS will not be accessible until successful ARS auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to maturity, or final payments come due according to contractual maturities from 17 to 29 years. The Company expects that it will receive the principal associated with these ARS through one of these means. The Company has classified these ARS as long-term investments.
     The Company prepared a discounted cash flow analysis for its ARS using an estimated maturity of one year, which is when the Company estimates it will be able to liquidate these securities at par. The Company used a discount rate to reflect the current reduced liquidity of these securities. As a result of this analysis, the Company reduced the value of the ARS by $0.4 million as of December 31, 2008, which was recognized through other comprehensive loss, net of tax of $0.3 million.
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
     The Company adopted Financial Accounting Standards Board statement No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008. The Company categorizes its assets and liabilities recorded at fair value based upon the following fair value hierarchy established by SFAS 157.
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

     At December 31, 2008, the Company had assets related to its ARS of $17.1 million that were measured at fair value on a recurring basis using the Level 3 valuation methodology. These securities were transferred from Level 1 because quoted prices from broker-dealers were unavailable.
     Also, at December 31, 2008, the Company had net liabilities related to its interest rate swaps of approximately $1.3 million, net of income tax, that were measured at fair value on a recurring basis using the Level 3 valuation methodology. The fair value reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities along with estimates of current credit spreads, to evaluate the likelihood of default by the Company and it’s counterparties.
     The Company has no assets or liabilities measured at fair value using Level 2 valuation methodology. The Company’s cash and cash equivalents are measured at fair value using the Level 1 valuation methodology.
     The following table presents the changes in fair value of the Company’s Level 3 assets related to the ARS and the Company’s Level 3 liabilities (net) related to the interest rate swaps for the year ended December 31, 2008 (in thousands):

		Interest
	ARS	Rate Swaps
Balance at January 1, 2008	$—	$—
Transfer from Level 1	41,450	—
Sales of securities	(24,350)	—
Unrealized loss included in other comprehensive loss (before tax)	(441)	(2,042)

Balance at December 31, 2008	$16,659	$(2,042)

     Accounts Receivable
     Accounts receivable represents amounts due from patients, third-party payors (principally the Medicare and Medicaid programs), and others for services rendered based on payment arrangements specific to each payor. Approximately 91.0% and 90.9% of the gross accounts receivable as of December 31, 2007 and 2008, respectively, represent amounts due from the Medicare and Medicaid programs. The Company maintains a policy for reserving for uncollectible accounts. The Company calculates the allowance for uncollectible accounts based on a formula tied to the aging of accounts receivable by payor class. The Company may also reserve for specific accounts that are determined to be uncollectible. Accounts are written off when all collection efforts are exhausted.
     Medicare fiscal intermediaries and other payors periodically conduct pre-payment and post-payment medical reviews and other audits of the Company’s reimbursement claims. In order to conduct these reviews, the payor requests documentation in the form of additional document requests from the Company and then reviews that documentation to determine compliance with applicable rules and regulations, including the eligibility of patients to receive hospice benefits, the appropriateness of the care provided to those patients, and the documentation of that care. The Company cannot predict whether medical reviews or similar audits by federal or state agencies or commercial payors of the Company’s hospice programs’ reimbursement claims will result in material recoupments or denials, which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
     Goodwill and Other Non-Amortizable Intangible Assets
     Goodwill is the excess of the purchase price over the fair value of identifiable assets acquired. Other non-amortizable intangible assets are comprised of license agreements and trademarks. Under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets with indefinite lives are not amortized, but reviewed for impairment annually (during the fourth quarter) or more frequently if certain indicators arise. Goodwill is reviewed at the reporting unit level, which is defined in SFAS 142 as an operating segment or one level below an operating segment. The Company has defined their reporting units at the operating segment level. The Company determines the fair value of the reporting units using multiples of EBITDA, or earnings before interest, taxes, depreciation and amortization. Goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.
     The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.
     The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the fair value of the reporting unit is allocated to all the assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit). The amount of the impairment would be the difference between the carrying amount of the goodwill and the fair value of the goodwill. No impairment charges have been recorded as of December 31, 2006, 2007 and 2008.
     The Company’s total cumulative amortizable goodwill for tax purposes was $84.1 million and $81.6 million as of December 31, 2007 and 2008, respectively. The goodwill expected to be deductible for tax purposes is $5.6 million and $5.3 million for the tax years ended December 31, 2007 and 2008, respectively.
     Net Patient Service Revenue
     Net patient service revenue is reported at the estimated net realizable amounts (exclusive of the provision for uncollectible accounts) from Medicare, Medicaid, commercial insurance and managed care payors, patients and others for services rendered to patients. To determine net patient service revenue, management adjusts gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap contractual adjustments. Net patient service revenue does not include charity care or the Medicaid room and board payments. Net patient service revenue is recognized in the month in which services are delivered. The percentage of net patient service revenue derived under the Medicare and Medicaid programs was 97.1%, 97.0% and 96.6% for the years ended December 31, 2006, 2007 and 2008, respectively.
     The Company is subject to two limitations on Medicare payments for services. With one limitation, if inpatient days of care provided to patients at a hospice exceeds 20% of the total days of hospice care provided for an annual period beginning on November 1, then payment for days in excess of this limit are paid for at the routine home care rate. One of the Company’s hospice programs exceeded the payment limits on inpatient services for the year ended December 31, 2006. None of the Company’s hospice programs exceeded the payment limits on inpatient services for the years ended December 31, 2007, or 2008.
     With the other limitation, overall payments made by Medicare to the Company on a per hospice program basis are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The Medicare revenue paid to a hospice program from November 1 to October 31 of the following year may not exceed the annual cap amount which is calculated by using the following formula: Number of admissions to the program by patients who are electing to receive their Medicare hospice benefit for the first time multiplied by the Medicare cap amount, which for the November 1, 2007 through October 31, 2008 Medicare cap year is $22,386. The Medicare cap amount is reduced proportionately for patients who transferred in or out of our hospice services. The Medicare cap amount is annually adjusted for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. The Medicare cap amount for the November 1, 2008 through October 31, 2009 cap year has not yet been announced by the Medicare program. The Company currently estimates the Medicare cap amount to be approximately $22,834 for the Medicare cap year ending October 31, 2009.

     The following table shows the amounts accrued and paid for the Medicare cap contractual adjustments for the years ended December 31, 2006, 2007 and 2008, respectively:

	Accrued Medicare Cap Contractual Adjustments
	Year ending December 31,
	2006		2007		2008
	(in thousands)
Beginning balance — accrued Medicare cap contractual adjustments	$14,883		$26,679		$21,682
Medicare cap contractual adjustments	8,853	(1)	5,039	(2)	6,852	(3)
Medicare cap contractual adjustments — discontinued operations	7,611	(4)	2,651	(4)	(27	)(4)
Payments to Medicare fiscal intermediaries	(1,983)		(12,687)		(12,996)
Balances acquired from VistaCare	—		—		8,208
Reclassification to accounts payable	(2,685	)(5)	—		—

Ending balance — accrued Medicare cap contractual adjustments	$26,679		$21,682		$23,719

(1)	Includes additional accrual of $3.1 million related to the 2005 Medicare cap year.

(2)	Includes additional accrual of $0.9 million related to the 2006 Medicare cap year.

(3)	Includes additional accrual of $1.0 million related to the 2005 and 2006 Medicare cap year.

(4)	Medicare cap contractual adjustments reclassified to discontinued operations are related to all programs that the Company has discontinued and sold during 2006, 2007 and 2008.

(5)	Amounts were reclassified from accrued Medicare cap contractual adjustments to accounts payable in December 2006 and were paid in January 2007 to the Medicare fiscal intermediary.
     The Company reviews the adequacy of its accrued estimated Medicare cap contractual adjustments on a quarterly basis. Because of the many variables involved in estimating the Medicare cap contractual there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.
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
     Charity care, based on established charges, amounted to $4.2 million, $4.4 million and $5.9 million for the years ended December 31, 2006, 2007 and 2008, respectively.
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
     Other intangible assets are comprised of non-compete agreements and capitalized Certificate of Need (“CON”) costs. The non-compete agreements are being amortized based on the terms of their respective agreements. The CON costs are related to CON’s obtained in Florida under the Company’s not-for-profit subsidiary and are being amortized over 20 years.
     In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), when events, circumstances and operating results indicate that the carrying value of certain property, equipment, and other intangible assets might be impaired, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Indicators of potential impairment are typically beyond the control of management. If market conditions become less favorable than those projected by management, impairments may be required. For both of the years ended December 31, 2007 and 2008, the Company recorded a loss of $0.2 million for the write-down of a building to its estimated fair value that was expected to be developed as a free standing inpatient facility which was not yet operational. The Company decided not to pursue this inpatient facility and sold this building in the fourth quarter of 2008. The Company recorded a loss of $150,000 related to the write-down of this building during the fourth quarter of 2008.
     Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this method, stock compensation expense was recognized beginning January 1, 2006 for all share-based payments granted prior to, but not yet vested at January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and for all share-based payments granted subsequent to January 1, 2006 at the grant date fair value, using estimated forfeitures. Prior periods were not restated. Stock compensation expense for share-based payments subject to graded vesting is recognized straight line over the vesting period. Also, see Note 5 to the Company’s consolidated financial statements.
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
     On January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Also, see Note 12 to the Company’s consolidated financial statements.
     Self-Insured Liability Insurance
     The Company maintains general (occurrence basis) and professional (claims made basis) liability insurance coverage on a company-wide basis with limits of liability of $1.0 million per occurrence and $3.0 million in the aggregate, both with a deductible of $75,000 per occurrence or claim. The Company also maintains workers’ compensation coverage, except in Texas, at the statutory limits and an employer’s liability policy with a $1.0 million limit per accident/employee, with a deductible of $500,000 per occurrence. In Texas the Company does not subscribe to the state workers’ compensation program, instead the Company maintains a separate employer’s excess indemnity coverage in the amount of $5.0 million per accident/employee and voluntary indemnity coverage in the amount of $5.0 million per accident/employee, with a $5.0 million aggregate limit. The Company also maintains a policy insuring hired and non-owned automobiles with a $1.0 million limit of liability and a $250,000 deductible per occurrence. In addition, the Company maintains umbrella coverage with a limit of $20.0 million excess over the general, professional, hired and non-owned automobile and employer’s liability policies. The Company has accrued $2.2 million and $8.9 million for workers’ compensation claims as of December 31, 2007 and 2008, respectively.
     Nursing Home Costs
     For patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, the Company contracts with nursing homes for the nursing homes to provide patients room and board services. The state must pay the Company, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95% of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. Under the Company’s standard nursing home contracts, the Company pays the nursing home for these room and board services at the Medicaid daily nursing home rate. Nursing home costs are offset by nursing home net revenue, and the net amount is included in direct hospice care expenses. Nursing home costs totaled $81.4 million, $84.7 million and $119.2 million for the years ended December 31, 2006, 2007 and 2008, respectively. Nursing home net revenue totaled $77.0 million, $80.1 million and $112.0 million for the years ended December 31, 2006, 2007 and 2008, respectively. This resulted in net nursing home costs of $4.4 million, $4.6 million and $7.2 million for the years ended December 31, 2006, 2007 and 2008, respectively.
     Advertising Costs
     The Company expenses all advertising costs as incurred, which totaled $0.5 million, $0.7 million and $1.3 million for the years ended December 31, 2006, 2007 and 2008, respectively.

     Deferred Rent Liability
     Payments under operating leases are recognized as rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreements is recognized as a deferred rent liability. Rent expense charged to operations exceeded actual rent payments by $1.8 million, $1.8 million and $6.6 million for the years ended December 31, 2006, 2007 and 2008, respectively.
     Derivative Financial Instruments
          The Company entered into an interest rate swap agreement during April 2008, which effectively converts a notional amount of $40.0 million of floating rate borrowings to fixed rate borrowings. The Company accounts for the interest rate swaps as a cash flow hedge under Financial Accounting Standards Board No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). The Company believes the interest rate swaps will be highly effective in achieving its goal of minimizing the volatility of cash flows associated with changes in interest rates on its variable debt. The term of the interest rate swap expires in April 2011. The Company pays a rate of 5.95% and receives LIBOR plus 3.0%, which was 5.72% at inception, in connection with this interest rate swap agreement. The Company entered into a second interest rate swap agreement in April 2008, which effectively converts a notional amount of $20.0 million of floating rate borrowings to fixed rate borrowings. The term of this second interest rate swap also expires in April 2011. With respect to this second interest rate swap agreement, the Company pays a rate of 6.42% and receives LIBOR plus 3.0%, which was 5.92% at inception.
          The Company is exposed to credit losses in the event of nonperformance by the counterparties to the two interest rate swap agreements. Management believes that the counterparties are creditworthy and anticipates that the counterparties and the Company will satisfy all obligations under the contracts. The interest rate swaps are designated as cash flow hedges and the Company believes that the hedges will be highly effective. Changes in fair value of the interest rate swaps, net of income tax, are being recognized through other comprehensive income or loss.
          For the year ended December 31, 2008, the Company recorded approximately $1.3 million, net of income tax, of other comprehensive loss. The fair value of the interest rate swaps is recorded in other liabilities on the balance sheet for $2.0 million as of December 31, 2008.
     Comprehensive Income (Loss)
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
          The components of comprehensive income, net of income tax, are as follows (in thousands):

	For the years ended December 31,
	2006	2007	2008
Net income	$19,729	$12,111	$14,426
Other comprehensive income or loss, net of tax:
Unrealized loss on interest rate swaps	—	—	(1,303)
Unrealized loss on ARS	—	—	(282)

Comprehensive income	$19,729	$12,111	$12,841

          Accumulated other comprehensive loss, net of income tax, at December 31, 2008 is comprised of $0.3 million and $1.3 million in losses related to the fair value of ARS and interest rate swaps, respectively.
     Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management estimates include an allowance for uncollectible accounts and contractual allowances, long-term investments specifically related to ARS, accrued compensation, accrued Medicare cap contractual adjustments, accrued nursing home costs, accrued workers’ compensation, accrued patient care costs, accrued income taxes, accrued professional fees, other liabilities related to interest rate swaps, stock-based compensation expense and goodwill and intangible asset impairment. Actual results could differ from those estimates.
     Recent Accounting Pronouncements
          In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 was effective January 1, 2008. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement under Statement 13” (“FSP 157-1”), which removes leasing transactions from the scope of SFAS 157. FSP 157-1 is effective upon adoption of SFAS 157. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually to fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The adoption of SFAS 157 did not have a material impact on the Company’s financial condition, results from operations or cash flows.
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for financial statements beginning after November 15, 2007, with early adoption permitted. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains or losses on items for which the fair value option has been elected would be reported in earnings. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company did not elect to fair value any eligible items for the year ended December 31, 2008, therefore, the adoption of SFAS 159 did not affect the Company’s consolidated financial condition, results from operations or cash flows.
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective January 1, 2009. Earlier adoption is prohibited. As the Company has not completed any acquisitions subsequent to January 1, 2009, the adoption of SFAS 141R did not impact its financial condition and results of operations. However, the Company will be required to expense costs related to any future acquisitions beginning January 1, 2009.
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 is effective January 1, 2009. All presentation and disclosure requirements will be applied retrospectively for all periods presented. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, sometimes called minority interest, and for the deconsolidation of a subsidiary. Noncontrolling interests will be reported as a component of equity in the consolidated financial statements. Consolidated net income will be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, with additional disclosures on the face of the statement of operations of the amounts of consolidated net income that are attributable to the parent and the noncontrolling interests. SFAS 160 establishes that a change in a parent’s ownership interest in a subsidiary that does not result in deconsolidation is an equity transaction. A gain or loss in net income is recognized for changes that result in deconsolidation. The Company believes that SFAS 160 will not have a material impact on the Company’s financial condition and results of operations, but it anticipates reclassification of its minority interests in consolidated subsidiaries in its consolidated balance sheets, statements of income and statements of stockholders’ equity.
     In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is effective January 1, 2009. SFAS 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities to include how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS 161 became effective for the Company on January 1, 2009, and will only impact future disclosures about the Company’s derivative instruments and hedging activities.
     In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company does not anticipate any impact on its financial condition, results from operations or cash flows from the adoption of SFAS 162.
2. Acquisitions
          On March 6, 2008, the Company completed its acquisition of Scottsdale, Arizona-based VistaCare, Inc. (“VistaCare”) for $8.60 per share, or approximately $147.1 million, plus $2.4 million in transaction costs. The transaction was structured as a two-step acquisition including a cash tender offer for all outstanding shares of VistaCare common stock followed by a cash merger in which the Company acquired all of the remaining outstanding shares of VistaCare common stock. The transaction substantially extends the Company’s industry leadership and geographic reach. The Company also believes that the transaction creates additional visibility that adds value in its marketing, recruiting and development activities. Following the completion of this transaction, the Company had approximately 100 Medicare-certified hospice locations in 30 states and an average daily census of more than 12,000 patients. During 2008, the Company consolidated some markets in which Odyssey and VistaCare both had programs in the same location. As of December 31, 2008, the Company has 94 Medicare-certified programs in 29 states. The operations of VistaCare were included in the Company’s results of operations beginning February 29, 2008. For its fiscal year ended September 30, 2007, VistaCare reported annual revenues of approximately $241.0 million.
          The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values. The Company obtained independent appraisals of identifiable intangible assets and their remaining useful lives. The Company also reviewed and determined the fair value of other assets and liabilities assumed. The final estimated fair values of the assets acquired and liabilities assumed relating to the acquisition are summarized below (in thousands):

Cash	$22,617
Other current assets	46,390
Property and equipment	4,959
Other assets	13,056
Licenses	8,982
Trademarks	7,235
Other intangible assets	456
Goodwill	90,980

Total assets acquired	194,675
Current liabilities	44,024
Other liabilities	1,155

Net assets acquired	$149,496

Goodwill of $91.0 million has been allocated to the operating segments related to VistaCare. No amount is expected to be deductible for tax purposes. Any future adjustments to the acquired assets and liabilities will be recorded as a component of net income.
          Prior to the acquisition, the Company determined that it would transition the VistaCare corporate functions to the Company’s corporate office. During the third quarter of 2008, the Company substantially completed the transition of the VistaCare corporate functions to its Dallas Support Center and the transition of all the VistaCare program sites to its information systems. During the fourth quarter of 2008, the Company completed the process of ramping up its Support Center operations. Estimated liabilities of $6.1 million for severance costs, $1.9 million for lease termination costs, $0.3 million related to a buyout of a non-compete agreement and $0.2 million for bonuses related to the transition were recorded as part of the purchase price allocation. All estimated liabilities have been paid as of December 31, 2008 except for the lease termination costs which has a remaining balance of $1.9 million.
     On December 31, 2008, the Company acquired a hospice program in Flint, Michigan for approximately $0.5 million. Certain assets and liabilities were acquired, including cash of $0.2 million.
     The following unaudited pro forma data summarizes the results of operations of the periods indicated as if the acquisitions noted above had been completed as of the beginning of the periods presented. The pro forma results of operations gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of the acquisition. The pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future.

	For the years
	ended December 31,
	(in millions, except per share data)
	2007	2008
Revenues	$647.0	$660.4
Income from continuing operations	15.7	14.3
Net income	12.1	9.5

Income per common share:
Basic:
Continuing operations	$0.48	$0.44
Net	0.37	0.29
Diluted:
Continuing operations	$0.47	$0.43
Net	0.36	0.29
3. Identifiable Intangible Assets
     Other indefinite lived intangible assets are comprised of license agreements, which totaled $2.3 million and $11.3 million as of December 31, 2007 and 2008, respectively. The increase in licenses is due to the VistaCare acquisition. In addition, the Company recorded trademarks as a result of the VistaCare acquisition for $7.2 million as of December 31, 2008. The Company does not believe there is any indication that the carrying value of the license agreements or trademarks exceeds their fair value.
     Intangible assets subject to amortization related to non-compete agreements are being amortized based on the terms of their respective agreements ranging from two to seven years, and totaled $0.3 million and $0.2 million (net of accumulated amortization of $1.9 million and $2.1 million) as of December 31, 2007 and 2008, respectively, and are included in intangibles in the accompanying consolidated balance sheets. Amortization expense of the amortizable intangible assets was $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2006, 2007 and 2008, respectively. Amortization expense relating to these intangible assets will be approximately $0.1 million in 2009.
     Intangible assets subject to amortization related to CON costs and favorable leases totaled $0.7 million and $0.9 million (net of accumulated amortization) as of December 31, 2007 and 2008, respectively, and are included in intangibles, net of accumulated amortization in the accompanying balance sheets. The CON costs pertaining to licenses received are being amortized over a 20 year life. The favorable leases are being amortized over their respective lease terms, ranging from two to six years.
     Intangible assets subject to amortization for deferred costs related to the Second Amended and Restated Credit Agreement described in Note 11 are being amortized over the terms of the respective credit agreements. The deferred costs totaled $0.7 million and $3.8 million (net of accumulated amortization) as of December 31, 2007 and 2008, respectively, and are included in intangibles in the accompanying consolidated balance sheets. In connection with the execution of the Second Amended and Restated Credit Agreement, the Company incurred approximately $4.4 million of loan costs during 2008 which are being amortized using the effective interest method over the life of the Second Amended and Restated Credit Agreement.
4. Repurchase of Common Stock
     On November 21, 2006, the Company announced the adoption of an open market stock repurchase program to repurchase up to $10.0 million of the Company’s common stock over a twelve-month period. The timing and the amount of any repurchase of shares during the twelve-month period was determined by management based on its evaluation of market conditions and other factors. The Company completed this stock repurchase program in May 2007 and repurchased an aggregate of 801,683 shares of the Company’s common stock at a total cost of $10.0 million (average cost of $12.47 per share). Of this amount, 59,477 shares for approximately $0.8 million was repurchased in 2007. The stock repurchases were funded out of working capital.
     On May 4, 2007, the Company announced the adoption of a stock repurchase program to repurchase up to $50.0 million of the Company’s common stock over the twelve month period beginning on May 4, 2007 either in the open market or through privately negotiated transactions, subject to market conditions and other factors. The repurchased shares were added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. The stock repurchases were funded utilizing working capital. The stock repurchase program expired on May 4, 2008. The Company repurchased 1,056,623 shares of its common stock for approximately $13.1 million (average cost of $12.42 per share) during this program. No shares were repurchased during 2008. The terms of the Company’s credit agreement restricts the Company’s ability to repurchase any additional stock until its leverage ratio reaches a certain level, which is not expected to be reached within the next twelve months.
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
     At December 31, 2008, there were 36,893 and 2,215,873 options outstanding under the Stock Option Plan and the Compensation Plan, respectively, with exercise prices ranging from $1.38 to $30.64 per share. Most options granted have five to ten year terms and vest ratably over a four or five year term, with the exception of certain options for which the Company accelerated the vesting.

     A summary of outstanding stock options under the Company’s stock compensation plans at December 31, 2008 is presented below:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual	Aggregate
	Outstanding	Average	Term	Intrinsic
Range of exercise prices	Options	Exercise Price	(in years)	Value
$1.38 to $9.93	457,714	$8.25	5.91	$619,590
$10.02 to $15.53	843,858	$13.28	5.49	—
$16.87 to $19.72	389,202	$18.04	6.64	—
$20.00 to $22.33	332,248	$22.26	4.50	—
$27.96 to $30.64	229,744	$30.11	5.01	—

Totals	2,252,766	$16.12	5.58	$619,590

     At December 31, 2008, there were 744,449 restricted stock awards and restricted stock unit (“RSU’s”) awards outstanding under the Compensation Plan that are described in more detail below.
     In November 2004, the Company issued grants related to 175,000 restricted stock awards to certain executive officers for $2.1 million, which represents the fair value of the awards based on the closing price of the stock of $12.10 per share on the date of grant, which was November 18, 2004. This amount is being recognized as stock-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For the years ended December 31, 2006, 2007 and 2008, the Company recorded stock-based compensation of $0.5 million, $0.5 million and $0.4 million related to these RSUs. During November 2008, all restricted stock awards related to the November 2004 grants were fully vested.
     In October 2005, the Company issued grants related to 84,000 restricted stock awards to certain employees for $1.4 million, which represents the fair value of the awards based on the closing price of the stock of $16.60 per share on the date of grant, which was October 4, 2005. This amount is being recognized as stock-based compensation expense on a straight-line basis over the three-year period following the date of grant, which is based on the three-year vesting schedule applicable to the grant. For the years ended December 31, 2006, 2007 and 2008, the Company recorded $0.4 million, $0.3 million and $0.2 million, respectively, in stock-based compensation expense related to these restricted stock awards. During October 2008, all restricted stock awards related to the October 2005 grants were fully vested.
     In December 2006, the Company issued grants related to 118,130 RSUs to certain employees for $1.5 million, which represents the fair value of the awards based on the closing price of the stock of $12.88 per share on the date of grant, which was December 20, 2006. This amount is being recognized as stock-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For the years ended December 31, 2006, 2007 and 2008, the Company recorded $11,000, $0.3 million and $0.3 million, respectively, in stock-based compensation expense related to these RSUs. As of December 31, 2008, there were 44,860 RSUs outstanding related to the December 2006 grants.
     In May 2007, the Company issued grants related to 28,000 restricted stock awards to its non-employee directors for $0.4 million, which represents the fair value of the awards based on the closing price of the stock of $12.70 per share on the date of grant, which was May 4, 2007. This amount was recognized as stock-based compensation expense on a straight-line basis over the one-year period following the date of grant, which is based on the one-year vesting schedule applicable to the grant. For the years ended December 31, 2007 and 2008, the Company recorded $0.2 million and $0.1 million in stock-based compensation expense related to these restricted stock awards. During May 2008, the restricted stock awards related to the May 2007 grants vested.
     On February 12, 2008, the Company issued grants related to 160,693 time-based RSUs to certain employees for $1.5 million, which represents the fair value of the awards based on the closing price of the stock of $9.18 per share on the date of grant, which was February 12, 2008. This amount is being recognized as stock-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For the year ended December 31, 2008, the Company recorded $0.3 million in stock-based compensation expense related to these RSUs.
     In addition, on February 12, 2008, the Company granted incentive-based RSUs to certain employees. The total number and vesting of the incentive-based RSUs that are eligible for each award recipient is based upon the Company attaining certain specified earnings per share (“EPS”) from continuing operations targets for 2008. Provided the award recipient remains an employee continuously from the date of grant through the applicable vesting date, one-fourth of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, will vest on the date the Compensation Committee (“Committee”) certifies that the EPS target for 2008 has been met. The remaining three-fourths of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, will vest in three equal, annual installments beginning on February 12, 2010. During the year ended December 31, 2008, the Company determined that 373,083 of the incentive-based RSUs will be earned and eligible to vest based on a certain EPS target. The fair value of these incentive-based RSUs is $3.4 million, which represents the closing price of the stock of $9.18 per share on the date of grant, which was February 12, 2008. This amount will be recognized as stock-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is in accordance with the four-year vesting schedule applicable to the grant. For the year ended December 31, 2008, the Company recorded stock-based compensation expense of $0.8 million related to these incentive-based RSUs.
     In February 2008, the Committee approved, for certain executive officers, the exchange of selected “underwater” stock options for time-based RSUs. The Committee was concerned that the underwater stock options provided little or no financial or retention incentives to the executive officers. The Committee believes that the exchange of the underwater stock options for the time-based RSUs adequately addresses those concerns. Stock option awards of 685,000 shares, with a weighted average exercise price of $17.35, were exchanged for 126,146 shares of time-based RSUs. Of the stock option awards exchanged, 287,500 shares were unvested. The shares of time based RSUs had a fair value of $9.18 per share and will vest ratably over a three year period beginning February 12, 2009. There was no material charge to share-based compensation expense from the exchange.
     On May 2, 2008, the Company issued grants related to 36,000 restricted stock awards to its non-employee directors for $0.3 million, which represents the fair value of the awards based on the closing price of the stock of $8.94 per share on the date of grant, which was May 2, 2008. This amount was recognized as stock-based compensation expense on a straight-line basis over the one-year period following the date of grant, which is based on the one-year vesting schedule applicable to the grant. For the year ended December 31, 2008, the Company recorded $0.2 million in stock-based compensation expense related to these restricted stock awards.
     There were 1,080,007, 1,466,883 and 1,811,516 shares available for issuance under the Compensation Plan at December 31, 2006, 2007 and 2008, respectively.
     The Company recorded $5.6 million, $3.8 million and $4.3 million in stock-based compensation expense for the years ended December 31, 2006, 2007 and 2008, respectively, for awards under the Compensation Plan. The tax benefit on stock-based compensation expense was $1.0 million, $0.1 million and $0.2 million for the years ended December 31, 2006, 2007 and 2008, respectively.
     The deemed fair value for options was estimated at the date of grant using the Black-Scholes Model, which considers volatility. The following table illustrates the weighted average assumptions for the years ended December 31:

	2006		2007		2008
Risk-free interest rate	4.58%		4.57%		2.84%
Expected life	5	years	5	years	5	years
Expected volatility	0.376		0.496		0.495
Expected dividend yield	—		—		—

     A summary of stock option activity under the Company’s stock compensation plans at December 31, 2008 is presented below:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual	Aggregate
		Average	Term	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding at January 1, 2008	3,253,004	$16.38
Granted	20,000	$10.06
Exercised	(10,846)	$4.65
Cancelled	(1,009,392)	$16.95

Outstanding at December 31, 2008	2,252,766	$16.12	5.58	$619,590

Exercisable at December 31, 2008	1,877,491	$16.91	5.07	$619,590

     The weighted average deemed fair value of the options granted was $6.70, $5.14 and $4.64 for the years ended December 31, 2006, 2007 and 2008, respectively. The total aggregate intrinsic value of options exercised was $2.9 million, $1.7 million and $48,000 during the years ended December 31, 2006, 2007 and 2008, respectively. The total fair value of shares that vested during the year ended December 31, 2008 was $3.5 million.
     A summary of the Company’s non-vested shares including restricted shares at December 31, 2008 is presented below:

	Compensation Plan
		Weighted-
		Average
		Grant-Date
	Shares	FairValue
Non-vested at January 1, 2008	1,196,929	$7.19
Granted	764,921	$9.08
Vested	(377,071)	$9.18
Cancelled	(465,055)	$6.56

Non-vested at December 31, 2008	1,119,724	$8.07

     As of December 31, 2008, there was $8.1 million (pretax) of total unrecognized stock-based compensation expense related to the Company’s non-vested stock-based compensation plans, which is expected to be recognized over a weighted-average period of 2.2 years.
     Cash received from option exercises under stock-based payment arrangements during the year ended December 31, 2008 was $0.1 million.

6. Net Income Per Common Share
     The following table presents the calculation of basic and diluted net income per common share:

	Year Ended December 31,
	2006	2007	2008
	(In thousands, except per share amounts)
Numerator:
Numerator for net income per share
Income from continuing operations	$22,128	$15,999	$19,678

Loss from discontinued operations	$2,399	$3,888	$5,252

Net income	$19,729	$12,111	$14,426

Denominator:
Denominator for basic net income per share — weighted average shares	34,145	33,029	32,674
Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	382	157	512
Series B Preferred Stock Warrants convertible to common stock	2	2	2

Denominator for diluted net income per share — adjusted weighted average shares and assumed or actual conversions	34,529	33,188	33,188

Income (loss) per common share:
Basic:
Continuing operations	$0.65	$0.48	$0.60

Discontinued operations	$(0.07)	$(0.12)	$(0.16)

Net income	$0.58	$0.36	$0.44

Diluted:
Continuing operations	$0.64	$0.48	$0.59

Discontinued operations	$(0.07)	$(0.12)	$(0.16)

Net income	$0.57	$0.36	$0.43

For the years ended December 31, 2006, 2007 and 2008, options outstanding of 2,715,685, 3,014,219 and 2,040,052, respectively, were not included in the computation of diluted earnings per share because either the exercise prices of the options were greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares, and thus the inclusion would have been antidilutive.
7. Discontinued Operations
     During the second quarter of 2006, the Company decided to sell its Salt Lake City, Utah hospice program (“SLC”), located in the Company’s Mountain region based on an ongoing strategic review of its hospice programs. The sale of SLC was completed in July 2006. Certain assets such as furniture/fixtures, equipment, computer hardware, leasehold improvements, prepaid expenses, office lease deposit and licenses were sold to the purchaser. Except for obligations under certain assumed contracts, no other liabilities were assumed by the purchaser. The Company recognized a loss of $0.2 million related to the sale of the program during the second quarter of 2006.
     During the first quarter of 2007, the Company announced that it would exit the Tulsa, Oklahoma hospice market which is located in the Company’s Central region and in February 2007, the Company sold its Tulsa hospice program. As part of the sale, the purchaser assumed the office lease and purchased certain assets such as furniture/fixtures, equipment, deposits and licenses. The Company recognized a pretax loss of $0.1 million related to the sale of the program during the first quarter of 2007.
     During the second quarter of 2007, the Company decided to sell its Valdosta, Georgia; Columbia, South Carolina; St. George, Utah; Rockford, Illinois; and Allentown, Pennsylvania hospice programs and the Huntsville, Alabama alternate delivery site (“ADS”). The Company completed the sale of its Valdosta and Columbia programs which were located in the Company’s Southeast region in June 2007 and recognized a pretax loss of $0.1 million in the second quarter on the sale of the programs. The Company completed the sale of its Huntsville ADS and its St. George and Allentown programs which were located in the Company’s Southeast, Mountain and Midwest regions, respectively, during the third quarter of 2007 and recognized a pretax loss of $44,000 in the third quarter for the disposition of the programs. The Company completed the sale of the Rockford program which was located in the Company’s Midwest region during the fourth quarter of 2007 and recognized a pretax gain of $0.1 million in the fourth quarter on the sale of the Rockford program.
     During the fourth quarter of 2007, the Company decided to sell its Odessa, Texas; Big Spring, Texas; Cincinnati, Ohio; and Wichita, Kansas hospice programs. The Company completed the sale of the Odessa and Big Spring programs which were located in the Company’s Mountain region on January 1, 2008 and recognized a pretax loss of $17,000 during the fourth quarter of 2007 related to the sale of the Odessa and Big Spring programs. The Company completed the sale of the Cincinnati and Wichita programs, which were located in the Company’s Midwest and South Central regions, respectively, during the first quarter of 2008 and no material amounts were recorded as a result.
     During the first quarter of 2008, the Company decided to sell its Baton Rouge, Louisiana; Ventura, California; Fort Wayne, Indiana; and Oklahoma City, Oklahoma hospice programs, which are located in the Company’s Southeast, West, Midwest and South Central regions, respectively. The Company also decided to close the Bryan/College Station, Texas hospice program and the Dallas, Texas inpatient unit. The closures of the Bryan/College Station program and Dallas inpatient unit, which were located in the Company’s Texas and South Central regions, respectively, resulted in a pretax loss of $1.5 million during the first quarter of 2008, which included an accrual for the future lease costs of these closed programs of $1.2 million.
     During the second quarter of 2008, the Company decided to close the Colorado Springs, Colorado inpatient unit and the Tucson, Arizona VistaCare hospice program. The closures, which were located in the Company’s Mountain and VistaCare West regions, respectively, resulted in a pretax loss of $2.3 million during the second quarter of 2008, which includes an accrual for future lease costs of the closed programs of $2.1 million.
     During the third quarter of 2008, the Company completed the sale of the Baton Rouge hospice program, which was located in the Company’s Southeast region, and no material amounts were recorded as a result of the sale.
     During the fourth quarter of 2008, the Company completed the sale of the Ventura and Fort Wayne hospice programs which were located in the West and Midwest regions, respectively, and recognized a pretax gain of $0.1 million for each of these programs. The Oklahoma City program and the Oklahoma City inpatient unit that the Company decided in the first quarter of 2008 to sell remain held for sale as of December 31, 2008.
     The assets of these entities included in discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations.” The carrying amounts of these assets were as follows:

	December 31,	December 31,
	2007	2008
	(In thousands)	(In thousands)
Prepaid expenses and other current assets	$85	$15
Property and equipment, net of accumulated depreciation	2,936	2,052
Medicare licenses	40	—

Total assets of discontinued operations	$3,061	$2,067

     Net revenue and losses for these entities and the write-down of assets sold were included in the consolidated statement of operations as “Loss from discontinued operations, net of income taxes,” for all periods presented. The amounts are as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008
Net patient service revenue	$30,613	$22,766	$6,200
Pre-tax loss from operations	$(3,459)	$(5,960)	$(8,776)
Benefit for income taxes	1,224	1,988	3,357

Loss from discontinued operations	$(2,235)	$(3,972)	$(5,419)
Gains or losses of certain assets sold, net of income taxes	(164)	84	167

Loss from discontinued operations, net of income taxes	$(2,399)	$(3,888)	$(5,252)

Loss per diluted share	$(0.07)	$(0.12)	$(0.16)

8. Allowance for Uncollectible Accounts
     The allowance for uncollectible accounts for patient accounts receivable is as follows:

	Balance at	Provision for	Write-Offs,	Balance at
	Beginning of	Uncollectible	Net of	End of
	Year	Accounts	Recoveries	Year
	(In thousands)
Year ended December 31, 2006	$2,029	$4,007	$(3,535)	$2,501
Year ended December 31, 2007	$2,501	$5,344	$(3,482)	$4,363
Year ended December 31, 2008	$4,363	$10,907	$(5,481)	$9,789
9. Property and Equipment
     Property and equipment is as follows:

	December 31,
	2007	2008
	(In thousands)
Office furniture	$6,959	$9,676
Computer hardware	6,108	6,870
Computer software	11,373	12,676
Equipment	2,135	3,640
Motor vehicles	369	369
Land	1,098	1,098
Buildings	5,662	4,534
Leasehold improvements	8,600	11,288
Construction in progress	—	393

	42,304	50,544
Less accumulated depreciation and amortization	20,778	27,728

	$21,526	$22,816

     The Company has $5.2 million and $4.6 million in unamortized computer software costs as of December 31, 2007 and 2008, respectively. The Company recorded depreciation expense related to amortization of computer software costs of $1.7 million, $1.8 million and $1.8 million for the years ended December 31, 2006, 2007 and 2008, respectively. The Company expensed approximately $0.7 million, $1.8 million and $0.6 million in maintenance and training costs related to the new billing system for the years ended December 31, 2006, 2007 and 2008, respectively.
10. Other Accrued Expenses
     Other accrued expenses are as follows:

	December 31,
	2007	2008
	(In thousands)
Workers’ compensation	$2,182	$8,895
Inpatient	5,020	7,432
Deferred rent	1,649	6,581
Pharmacy	333	728
Medical supplies and durable medical equipment	1,677	3,507
Property taxes	340	487
Medical director fees	487	661
Professional fees	962	3,144
New billing system	2,646	2,024
Interest	191	1,195
Federal taxes payable	—	3,285
Accounts receivable credit balances	632	1,813
Other	1,326	6,152

	$17,445	$45,904

11. Term Loan, Line of Credit and Long-Term Debt
     Line of credit and long-term debt consists of the following:

	December 31,
	2007	2008
	(In thousands)
Revolving line of credit	$—	$—
Term loan due between 2008 and 2014	—	123,075
Leasehold improvement loans due between 2005 and 2008; interest at 6.50% and 10.37%	1	—
Less current maturities	1	6,394

	$—	$116,681

     On May 14, 2004, the Company entered into a credit agreement with General Electric Capital Corporation (as amended on November 1, 2004, February 22, 2006, September 29, 2006 and October 19, 2006, the “Expired Credit Agreement”) that provided the Company with a $20.0 million revolving line of credit, subject to three separate $10.0 million increase options, which expired May 14, 2007.
     On May 24, 2007, the Company and certain of its subsidiaries entered into an amended and restated credit agreement (the “2007 Credit Agreement”) with General Electric Capital Corporation that provided the Company and such subsidiaries with a $40 million revolving line of credit, subject to a $10 million increase option. The revolving line of credit was available to be used, if necessary, to fund future acquisitions, stock repurchases, working capital requirements, capital expenditures, and general corporate purposes. The revolving line of credit was scheduled to expire on May 24, 2009, but was replaced by the new revolving line of credit described below.
     In connection with the execution of the 2007 Credit Agreement, the Company incurred $0.4 million of loan costs which were being amortized over the life of the 2007 Credit Agreement. The remaining loan costs were written off when the new credit agreement was entered into during the first quarter of 2008.
     In connection with the Company’s acquisition of VistaCare, it entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) on February 28, 2008 with General Electric Capital Corporation and certain other lenders that provides the Company with a $130.0 million term loan (the “Term Loan”) and a $30.0 million revolving line of credit. The Term Loan was used to pay a portion of the purchase price and costs incurred with respect to the acquisition of VistaCare and to pay certain fees and expenses incurred in connection with the Credit Agreement. The revolving line of credit may be used to fund future acquisitions, working capital, capital expenditures and general corporate purposes. There were no borrowings outstanding on the revolving line of credit at December 31, 2008. Borrowings under the Term Loan and revolving line of credit bear interest at an applicable margin above an Index Rate (based on the higher of the prime rate or 50 basis points over the federal funds rate) or above LIBOR. At December 31, 2008, both the applicable term loan margin and the applicable revolver margin for LIBOR loans was 3.0% and for Index Rate loans was 2.0% and, based on the Company’s leverage ratio, each may increase up to 3.25% for LIBOR loans and up to 2.25% for Index Rate loans.
     At December 31, 2008, $61.7 million of the Term Loan bears interest at LIBOR plus 3.00% (ranging from 5.15% to 5.34%) while $40.0 million of the Term Loan bears interest at a fixed rate of 5.95% and $20.0 million of the Term Loan bears interest at a fixed rate of 6.42% as a result of interest rate swap agreements. The remaining $1.4 million of the Term Loan bears interest at the Index Rate plus 2.00% (5.25%) at December 31, 2008. In April 2008, the Company entered into two interest rate swap agreements described in Note 1 that effectively convert a notional amount of $60.0 million of floating rate borrowings to fixed rate borrowings.
     The final installment of the Term Loan will be due on February 28, 2014 and the revolving line of credit will expire on February 28, 2013. The revolving line of credit has an unused facility fee of 0.25% per annum. In connection with the acquisition of VistaCare, all of the subsidiaries of VistaCare (together with the Company, and certain of the Company’s subsidiaries, including VistaCare, the “Odyssey Obligors”) have become guarantors of the obligations under the Credit Agreement and have granted security interests in substantially all of their existing and after-acquired personal property. The Term Loan and the revolving line of credit are secured by substantially all of the Odyssey Obligors’ existing and after-acquired personal property, including the stock of certain subsidiaries owned by the Odyssey Obligors but not party to the Credit Agreement. The Odyssey Obligors are subject to affirmative and negative covenants under the Credit Agreement, including financial covenants consisting of a maximum leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2008, the Company was in compliance with its financial covenants. The Company paid approximately $2.1 million related to mandatory prepayments of principal during the year ended December 31, 2008. The mandatory prepayments were based on cash proceeds received from the sale of partnership interests and property. In addition, the Company is subject to an annual excess cash flow requirement which may result in the Company having to make additional principal payments on its Term Loan. For the year ended December 31, 2008, the Company was not required to make any additional principal payments related to this excess cash flow requirement. However, in the future the Company may be required to make additional principal payments related to the excess cash flow requirement.
     The debt maturity schedule of the Term Loan is as follows (in thousands):

2009	$6,394
2010	11,189
2011	12,787
2012	15,185
2013	18,381
Thereafter	59,139

Total	$123,075

     In connection with the execution of the Credit Agreement, the Company incurred approximately $4.4 million of loan costs which are being amortized using the effective interest method over the life of the Credit Agreement.
     On November 7, 2008, the Company’s subsidiaries Odyssey HealthCare Operating A, LP, a Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, and VistaCare, Inc., a Delaware corporation, entered into an Amendment No. 1 to Second Amended and Restated Credit Agreement with General Electric Capital Corporation and the other lenders signatory thereto. This amendment permits the Company’s existing investments in ARS, which otherwise would have been required to be liquidated on or prior to November 24, 2008, to be retained indefinitely.
12. Income Taxes
     Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2007	2008
	(In thousands)
Current deferred tax assets:
Accounts receivable	$(661)	$2,919
Insurance	(306)	255
Accrued compensation	1,188	1,930
Workers’ compensation	1,082	3,402
Accrued Medicare cap contractual adjustments	—	4,491
Other	97	322

	1,400	13,319

Non-current deferred tax assets and liabilities:
Deferred compensation	2,951	4,314
Federal net operating loss	—	3,211
Accrued rent	—	1,519
Amortizable and depreciable assets	(17,425)	(24,254)
Interest rate swaps and ARS	—	897
Other	433	703

	(14,041)	(13,610)

Net deferred tax liabilities	$(12,641)	$(291)

     The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2006	2007	2008
	(In thousands)
Current:
Federal	$6,148	$6,416	$12,268
State	636	1,067	1,683

	6,784	7,483	13,951

Deferred:
Federal	4,748	466	(2,011)
State	592	52	(799)

	5,340	518	(2,810)

	$12,124	$8,001	$11,141

     The reconciliation of income tax expense computed at the federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,
	2006		2007		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tax at federal statutory rate	$12,026	35%	$8,342	35%	$10,787	35%
State income tax, net of federal benefit	661	2	727	4	852	3
Municipal interest income not included in taxable income	(777)	(2)	(739)	(4)	(567)	(2)
Income tax credits	(130)	(1)	(313)	(2)	(279)	(1)
Other non-deductible expenses and other	344	1	(16)	—	348	1

	$12,124	35%	$8,001	33%	$11,141	36%

     As a result of the application of the provisions of FIN 48, the Company recorded an adjustment of $0.4 million to its opening balance of retained earnings and reclassified $1.3 million from deferred tax liabilities to other liabilities for uncertain tax positions. If these liabilities are settled favorably, it would impact the Company’s effective tax rate. The only periods still subject to audit for the Company’s federal tax return are the 2003 through 2006 tax years. The Company will classify interest and penalties in the provision for income taxes. The Company has recorded an accrual of $0.2 million and $0.1 million for interest in the provision for income taxes during the years ended December 31, 2007 and 2008, respectively.
     The activity of the liability for uncertain tax positions is as follows (in thousands):

Balance January 1, 2007	$1,310
Accrual of interest	174
Settlement payment	(75)
Reduction for lapse of statutes of limitations	(87)

Balance December 31, 2007	1,322
Accrual of interest	85

Balance December 31, 2008	$1,407

     The Company does not expect a significant increase or decrease to the liability for uncertain tax positions over the next twelve months.
     The Company had federal and state net operating loss (“NOL”) carryforwards of $9.2 million and $1.3 million, respectively, at December 31, 2008. However, due to the uncertainty in recognizing the state NOLs, a full valuation allowance has been established for the state NOLs. All NOLs were acquired from VistaCare. The Company expects to utilize the federal NOLs by 2011.
13. Retirement Plan
     The Company sponsors a 401(k) plan, which is available to substantially all employees after meeting certain eligibility requirements. After the acquisition of VistaCare and termination of the VistaCare 401(k) plan, the employees of VistaCare were able to enroll in the Company’s 401(k) plan subject to meeting certain eligibility requirements. The plan provides for contributions by the employees based on a percentage of their income. The

Company, at its discretion, may make contributions. Matching contributions totaled $0.8 million, $0.9 million and $1.2 million for the years ended December 31, 2006, 2007 and 2008, respectively.
14. Commitments and Contingencies
     Leases
     The Company leases office space and equipment at its various locations. Most of the Company’s lease terms have escalation clauses and renewal options, typically, equal to the original lease term. Total rental expense was approximately $12.3 million, $13.3 million and $20.1 million for the years ended December 31, 2006, 2007 and 2008, respectively.
     Future minimum rental commitments under noncancelable operating leases for the years subsequent to December 31, 2008, are as follows (in thousands):

2009	$18,425
2010	14,356
2011	10,785
2012	8,316
2013	6,096
Thereafter	6,572

$64,550

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
     On February 14, 2008 the Company received a letter from the Medicaid Fraud Control Unit of the Texas Attorney General’s office notifying the Company that it is conducting an investigation concerning Medicaid hospice services provided by the Company, including the Company’s practices with respect to patient admission and retention, and requesting medical records of approximately 50 patients served by the Company’s programs in the State of Texas. Based on the early stage of this investigation and the limited information that the Company has at this time the Company cannot predict the outcome of this investigation, the Texas Attorney General’s views of the issues being investigated, any actions that the Texas Attorney General may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources. The Company believes that it is in material compliance with the rules and regulations applicable to the Texas Medicaid hospice program.
     On May 5, 2008 the Company received a letter from the United States Department of Justice (“DOJ”) notifying the Company that it is conducting an investigation of VistaCare, Inc. and requesting that the Company provide certain information and documents related to its investigation of claims submitted by VistaCare to Medicare and TRICARE from January 1, 2003 through March 6, 2008, the date the Company completed the acquisition of VistaCare. The DOJ is reviewing allegations that VistaCare may have billed the federal Medicare and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The Company is cooperating with the DOJ and has provided certain documents requested by the DOJ. Based on the early stage of this investigation and the limited information that the Company has at this time it cannot predict the outcome of the investigation, the DOJ’s views of the issues being investigated, any actions that the DOJ may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources.
     The Company has been named in a class action lawsuit filed on November 6, 2008 in Superior Court of California, Los Angeles County by Charlia Cornish (“Cornish”) alleging class-wide wage and hour issues at its California hospice programs. The suit alleges failure to provide overtime compensation, meal and break periods, accurate itemized wage statements, and timely payment of wages earned upon leaving employment. The purported class includes all persons employed by the Company in California as an admission nurse, a case manager registered nurse, a licensed vocational nurse, a registered nurse, a home health aide, a medical social worker, a triage coordinator, an office manager, a patient care secretary or a spiritual counselor at anytime on or after November 6, 2004. The lawsuit seeks payment of unpaid wages, damages, interest, penalties and reasonable attorneys’ fees and costs. In January 2009 the Company successfully moved the lawsuit to Federal District Court in the Central District of California. As a general matter, the Company believes that it has complied with all regulations at issue in the case and the Company intends to vigorously defend against the claims asserted. Because the lawsuit is in its early stage, the Company cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome.
     On January 5, 2009 the Company received a letter from the Georgia State Health Care Fraud Control Unit notifying the Company that it is conducting an investigation concerning Medicaid hospice services provided by VistaCare from 2003 through 2007 and requesting certain documents. The Company is cooperating with the Georgia State Health Care Fraud Control Unit and is in the process of complying with document request. Based on the early stage of this investigation and the limited information that the Company has at this time, the Company cannot predict the outcome of the investigation, the Georgia State Health Care Fraud Control Unit’s views of the issues being investigated, any actions that the Georgia State Health Care Fraud Control Unit may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources.
     On February 2, 2009 the Company received a subpoena from the United States Office of Inspector General (“OIG”) requesting certain documents related to the Company’s provision of continuous care services from January 1, 2004 through February 2, 2009. The Company is cooperating with the OIG and is in the process of complying with the subpoena request. Based on the early stage of this investigation and the limited information that the

Company has at this time the Company cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated, any actions that the OIG may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources.
     On March 5, 2009 the Company received a notice submitted on behalf of Ronaldo Ramos to the California Labor & Workforce Development Agency regarding his intent to file a claim for penalties pursuant to the California Private Attorney General Act for alleged violations of the California Labor Code. Ramos is a former employee the Company and alleges that he and others similarly situated were improperly paid for on-call hours. His notice indicates that he intends to seek to recover unpaid wages, overtime, penalties, punitive damages, interest, and attorney’s fees. The Company is not aware of him filing a lawsuit. As a general matter, the Company believes that is has complied with all regulations at issue, and it intends to vigorously defend against the claims asserted. Because the matter is in its early stage, the Company cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome.
     From time to time, the Company may be involved in other litigation matters relating to claims that arise in the ordinary course of its business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to the Company, the Company does not believe that the resolution of these other litigation matters to which the Company is currently a party will have a material adverse effect on the Company’s business, results of operations or liquidity. As of December 31, 2008, the Company has accrued approximately $2.0 million related to these other litigation matters.

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

	Year Ended December 31,
	2006	2007	2008
	(In thousands)
Net patient service revenue:
Northeast	$36,935	$46,445	$65,605
Southeast	60,801	66,216	71,940
South Central	39,575	40,455	36,808
Midwest	51,618	51,348	61,292
Texas	59,748	62,716	73,835
Mountain	74,529	71,205	73,562
West	60,587	60,708	70,984
VistaCare Central	—	—	48,571
VistaCare South	—	—	37,749
VistaCare West/North	—	—	76,481
Odyssey Support Center	(4,575)	(861)	(777)

	$379,218	$398,232	$616,050

Direct hospice care expenses:
Northeast	$21,395	$25,714	$37,197
Southeast	37,293	42,037	44,872
South Central	23,863	26,106	24,633
Midwest	27,692	29,358	35,984
Texas	37,122	39,548	45,912
Mountain	41,416	39,420	40,321
West	33,715	31,481	35,791
VistaCare Central	—	—	30,279
VistaCare South	—	—	21,862
VistaCare West/North	—	—	44,594

	$222,496	$233,664	$361,445

Income (loss) from continuing operations before other income (expense):
Northeast	$5,833	$9,935	$13,750
Southeast	10,629	9,045	10,557
South Central	6,261	3,703	158
Midwest	13,974	10,439	10,990
Texas	9,395	7,400	10,313
Mountain	18,539	16,474	17,331
West	13,964	15,056	20,273
VistaCare Central	—	—	8,455
VistaCare South	—	—	6,342
VistaCare West/North	—	—	17,134
VistaCare Support Center	—	—	(12,664)
Odyssey Support Center	(46,731)	(50,128)	(65,951)

	$31,864	$21,924	$36,688

	Year Ended December 31,
	2006	2007	2008
Average Daily Census:
Northeast	744	926	1,262
Southeast	1,342	1,372	1,377
South Central	816	818	719
Midwest	1,009	1,007	1,166
Texas	1,197	1,228	1,343
Mountain	1,396	1,307	1,282
West	1,024	991	1,124
VistaCare Central	—	—	1,001
VistaCare South	—	—	743
VistaCare West/North	—	—	1,493

	7,528	7,649	11,510

	December 31,
	2007	2008
	(In thousands)
Total Assets:
Northeast	$13,597	$20,409
Southeast	27,110	27,864
South Central	33,079	31,717
Midwest	18,469	24,221
Texas	39,527	40,869
Mountain	46,491	45,141
West	21,236	21,305
VistaCare Central	—	33,948
VistaCare South	—	23,468
VistaCare West/North	—	76,828
Odyssey Support Center	75,700	115,181

	$275,209	$460,951

     Goodwill allocated to the Company’s reportable segments at December 31, 2007 and 2008 is as follows (in thousands):

			South					VistaCare	VistaCare	VistaCare
	Northeast	Southeast	Central	Midwest	Texas	Mountain	West	Central	South	West/North	Total
January 1, 2007	$3,397	$12,298	$17,346	$3,734	$21,775	$31,983	$7,630	—	—	—	$98,163
Acquisitions	—	16	—	—	—	—	—	—	—	—	16

December 31, 2007	3,397	12,314	17,346	3,734	21,775	31,983	7,630	—	—	—	98,179
Acquisition	—	—	50	—	312	—	—	19,432	12,988	58,560	91,342

December 31, 2008	$3,397	$12,314	$17,396	$3,734	$22,087	$31,983	$7,630	$19,432	$12,988	$58,560	$189,521

16. Unaudited Quarterly Financial Information
     The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein:

	2008 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total net revenues	$122,808	$160,716	$165,241	$167,284
Net income	$1,533	$1,653	$5,887	$5,354
Net income per share — Basic	$0.05	$0.05	$0.18	$0.16
Net income per share — Diluted	$0.05	$0.05	$0.18	$0.16
Weighted average shares outstanding — Basic	32,639	32,660	32,670	32,724
Weighted average shares outstanding — Diluted	32,802	32,872	33,052	32,936

	2007 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total net revenues	$96,629	$99,602	$99,837	$102,165
Net income	$3,655	$4,178	$3,061	$1,216	(a)
Net income per share — Basic	$0.11	$0.13	$0.09	$0.04
Net income per share — Diluted	$0.11	$0.12	$0.09	$0.04
Weighted average shares outstanding — Basic	33,540	33,276	32,732	32,584
Weighted average shares outstanding — Diluted	33,736	33,466	32,891	32,733

(a)	Net income for the fourth quarter 2007 was reduced as a result of a $2.3 million write-off of capitalized certificate of need application costs.