Form 10-Q
period 2009-03-31
ODYSSEY HEALTHCARE INC
filed 2009-05-08
CIK 1129623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     The number of outstanding shares of the issuer’s common stock as of May 6, 2009 was as follows: 32,918,386 shares of Common Stock, $0.001 par value per share.

FORM 10-Q
ODYSSEY HEALTHCARE, INC.
FOR THE QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,	March 31,
	2008	2009
	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,043	$60,454
Accounts receivable from patient services, net of allowance for uncollectible accounts of $9,789 and $10,672 at December 31, 2008 and March 31, 2009, respectively	127,922	132,871
Income taxes receivable	66	92
Deferred tax asset	13,319	12,449
Prepaid expenses and other current assets	7,906	7,834
Assets of discontinued operations	2,067	2,067

Total current assets	207,323	215,767
Property and equipment, net of accumulated depreciation	22,816	21,302
Goodwill	189,521	189,521
Long-term investments	16,659	16,537
Licenses	11,295	11,295
Trademarks	7,235	7,235
Other intangibles, net of accumulated amortization	4,875	4,622
Other assets	1,227	312

Total assets	$460,951	$466,591

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,906	$4,307
Accrued compensation	27,493	30,759
Accrued nursing home costs	16,478	17,037
Accrued Medicare cap contractual adjustments	23,719	20,766
Other accrued expenses	45,904	40,377
Current maturities of long-term debt	6,394	6,394

Total current liabilities	124,894	119,640
Long-term debt, less current maturities	116,681	115,083
Deferred tax liability	13,610	16,475
Other liabilities	3,233	3,555
Commitments and contingencies	—	—
Equity:
Odyssey stockholders’ equity:
Common stock, $.001 par value:
75,000,000 shares authorized — 38,137,834 and 38,265,458 shares issued at December 31, 2008 and March 31, 2009, respectively, and 32,790,762 and 32,918,386 shares outstanding at December 31, 2008 and March 31, 2009, respectively	38	38
Additional paid-in capital	117,732	118,345
Retained earnings	153,840	162,559
Accumulated other comprehensive loss	(1,585)	(1,717)
Treasury stock, at cost, 5,347,072 shares held at December 31, 2008 and March 31, 2009	(69,954)	(69,954)

Total Odyssey stockholders’ equity	200,071	209,271
Noncontrolling interests	2,462	2,567

Total equity	202,533	211,838

Total liabilities and equity	$460,951	$466,591

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2008	2009
Net patient service revenue	$122,808	$167,532
Operating expenses:
Direct hospice care	71,461	98,455
General and administrative – hospice care	27,231	33,800
General and administrative – support center	13,981	15,805
Provision for uncollectible accounts	2,251	2,364
Depreciation	1,651	1,129
Amortization	65	70

Income from continuing operations before other income (expense)	6,168	15,909

Other income (expense):
Interest income	650	166
Interest expense	(1,227)	(1,885)

	(577)	(1,719)

Income from continuing operations before provision for income taxes	5,591	14,190
Provision for income taxes	2,029	5,283

Income from continuing operations	3,562	8,907
Loss from discontinued operations, net of tax	(2,063)	(52)

Net income	1,499	8,855
Less: net income (loss) attributable to noncontrolling interests	33	(136)

Net income attributable to Odyssey stockholders	$1,532	$8,719

Income (loss) per common share:
Basic:
Continuing operations attributable to Odyssey stockholders	$0.11	$0.27
Discontinued operations attributable to Odyssey stockholders	(0.06)	0.00

Net income attributable to Odyssey stockholders	$0.05	$0.27

Diluted:
Continuing operations attributable to Odyssey stockholders	$0.11	$0.27
Discontinued operations attributable to Odyssey stockholders	(0.06)	(0.01)

Net income attributable to Odyssey stockholders	$0.05	$0.26

Weighted average shares outstanding:
Basic	32,639	32,801
Diluted	32,802	32,950

Amounts attributable to Odyssey stockholders:
Income from continuing operations, net of tax	3,595	8,771
Loss from discontinued operations, net of tax	(2,063)	(52)

Net income	$1,532	$8,719

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2009
Operating Activities
Net income attributable to Odyssey stockholders	$1,532	$8,719
Adjustments to reconcile net income to net cash provided by operating activities and discontinued operations:
Loss from discontinued operations, net of income taxes	2,063	52
Depreciation and amortization	1,716	1,199
Net (income) loss attributable to noncontrolling interests	(33)	136
Amortization of debt issue costs	341	183
Stock-based compensation	1,022	1,093
Deferred tax expense	1,121	3,808
Tax benefit realized for stock option exercises	(16)	(9)
Provision for uncollectible accounts	2,251	2,364
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	17	(7,108)
Other current assets	(1,231)	909
Accounts payable, accrued nursing home costs, accrued Medicare cap contractual adjustments and accrued expenses	1,565	(3,488)

Net cash provided by operating activities and discontinued operations	10,348	7,858

Investing Activities
Cash paid for acquisitions, net of cash acquired of $22.8 million for the three months ended March 31, 2008, and procurement of licenses	(124,228)	(205)
Cash received from the sale of hospice programs	160	—
Decrease in investments	8,272	—
Purchases of property and equipment	(1,446)	(1,648)

Net cash used in investing activities	(117,242)	(1,853)

Financing Activities
Proceeds from issuance of common stock	246	26
Cash paid for partnership distributions	—	(31)
Tax benefit realized for stock option exercises	16	9
Payments of debt issue costs	(4,048)	—
Proceeds on issuance of debt	130,000	—
Payments on debt	—	(1,598)

Net cash provided by (used in) financing activities	126,214	(1,594)

Net increase in cash and cash equivalents	19,320	4,411
Cash and cash equivalents, beginning of period	12,386	56,043

Cash and cash equivalents, end of period	$31,706	$60,454

Supplemental cash flow information
Interest paid	$17	$1,796
Income taxes paid	$67	$4,580
The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2008 AND 2009
1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements of Odyssey HealthCare, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2009.
     The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
     The Company’s consolidated financial statements include the accounts and operations of the Company and its subsidiaries and noncontrolling interests in which it owns more than a 50 percent interest. As of March 31, 2009, the Company has 92 Medicare-certified programs in 29 states. All material balances and transactions between the consolidated entities have been eliminated. In accordance with the Company’s fiscal 2009 adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51 (“SFAS 160”), noncontrolling interests (previously shown as minority interests) are reported below net income under the heading “Net income attributable to noncontrolling interests” in the consolidated statements of income and shown as a component of equity in the consolidated balance sheets. See Note 15 to our unaudited consolidated financial statements.
     The acquisition described in Note 2 below significantly affects the comparability of the financial information as of March 31, 2009 and for the three month periods then ended.
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
2. ACQUISITION
     On March 6, 2008, the Company completed its acquisition of Scottsdale, Arizona-based VistaCare, Inc. (“VistaCare”) for $8.60 per share, or approximately $147.1 million, plus $2.4 million in transaction costs. The transaction was structured as a two-step acquisition including a cash tender offer for all outstanding shares of VistaCare common stock followed by a cash merger in which the Company acquired all of the remaining outstanding shares of VistaCare common stock. Following the completion of this transaction, the Company had approximately 100 Medicare-certified hospice locations in 30 states and an average daily census of more than 12,000 patients. During 2008, the Company consolidated some markets in which Odyssey and VistaCare both had programs in the same location. As of March 31, 2009, the Company has 92 Medicare-certified programs in 29 states. The operations of VistaCare were included in the Company’s results of operations beginning February 29, 2008. For its fiscal year ended September 30, 2007, VistaCare reported annual revenues of approximately $241.0 million.

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
     Prior to the acquisition, the Company determined that it would transition the VistaCare corporate functions to the Company’s corporate office. During the third quarter of 2008, the Company substantially completed the transition of the VistaCare corporate functions to its Dallas Support Center and the transition of all the VistaCare program sites to its information systems. During the fourth quarter of 2008, the Company completed the process of ramping up its Support Center operations. Estimated liabilities of $6.1 million for severance costs, $1.9 million for lease termination costs, $0.3 million related to a buyout of a non-compete agreement and $0.2 million for bonuses related to the transition were recorded as part of the purchase price allocation. All estimated liabilities have been paid as of March 31, 2009 except for the lease termination costs which have a remaining balance of $0.9 million.
     On December 31, 2008, the Company acquired a hospice program in Flint, Michigan for approximately $0.5 million.

3. STOCK BENEFIT PLANS
     A summary of stock option activity under the Company’s stock compensation plans at March 31, 2009 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at January 1, 2009	2,252,766	$16.12
Granted	—	$—
Exercised	(6,842)	$5.09
Cancelled	(452,855)	$21.83

Outstanding at March 31, 2009	1,793,069	$14.72	5.49	$685,194

Exercisable at March 31, 2009	1,445,494	$15.40	4.90	$683,794

     The weighted average deemed fair value of the options granted was $4.74 for the three months ended March 31, 2008. No options were granted during the three months ended March 31, 2009. The total aggregate intrinsic value of options exercised was $42,000 and $26,000 during the three months ended March 31, 2008 and 2009, respectively. The total fair value of options that vested was $0.1 million for both of the three months ended March 31, 2008 and 2009.
     A summary of the Company’s non-vested shares, including restricted shares, at March 31, 2009 is presented below for the 2001 Equity-Based Compensation Plan (“Compensation Plan”). There are no non-vested shares remaining under the Odyssey HealthCare, Inc. Stock Option Plan (“Stock Option Plan”) as of March 31, 2009.

	Compensation Plan
		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2009	1,119,724	$8.07
Granted	838,568	$10.48
Vested	(187,532)	$8.93
Cancelled	(12,400)	$6.88

Non-vested at March 31, 2009	1,758,360	$9.14

     As of March 31, 2009, there was $15.8 million (pre-tax) of total unrecognized stock-based compensation expense related to the Company’s non-vested stock-based compensation plans which is expected to be recognized over a weighted-average period of 3.1 years. Cash received from option exercises under stock-based payment arrangements during the three months ended March 31, 2008 and 2009 was $48,000 and $35,000, respectively. There were 1,425,806 shares available for issuance under the Compensation Plan as of March 31, 2009.
     In December 2006, the Company issued grants related to 118,130 restricted stock units (“RSUs”) to certain employees for $1.5 million, which represents the fair value of the awards based on the closing price of the stock of $12.88 per share on the date of grant, which was December 20, 2006. This amount is being recognized as stock-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For the three months ended March 31, 2009, the Company recorded $0.1 million in stock-based compensation expense related to these RSUs. As of March 31, 2009, there were 44,860 RSUs outstanding related to the December 2006 grants.
     On February 12, 2008, the Company issued grants related to 160,693 time-based RSUs to certain employees for $1.5 million, which represents the fair value of the awards based on the closing price of the stock of $9.18 per share on the date of grant, which was February 12, 2008. This amount is being recognized as stock-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For the three months ended March 31, 2009, the Company recorded $0.1 million in stock-based compensation expense related to these RSUs. As of March 31, 2009, there were 112,022 RSUs outstanding related to the February 2008 grants.

     On February 12, 2008, the Company granted incentive-based RSUs to certain employees. The total number and vesting of the incentive-based RSUs eligible for each award recipient was based upon the Company attaining certain specified earnings per share (“EPS”) from continuing operations targets for 2008. Provided the award recipient remains an employee continuously from the date of grant through the applicable vesting date, one-fourth of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, vested on the date the Compensation Committee (“Committee”) certified that the EPS target for 2008 had been met. The remaining three-fourths of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, will vest in three equal, annual installments beginning on February 12, 2010. During the year ended December 31, 2008, the Company determined that 373,083 of the incentive-based RSUs would be earned and eligible to vest based on a certain EPS target. The fair value of these incentive-based RSUs is $3.4 million, which represents the closing price of the stock of $9.18 per share on the date of grant, which was February 12, 2008. This amount will be recognized as stock-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is in accordance with the four-year vesting schedule applicable to the grant. On March 13, 2009, the Committee certified that the EPS target for 2008 has been met. For the three months ended March 31, 2009, the Company recorded stock-based compensation expense of $0.2 million related to these incentive-based RSUs. As of March 31, 2009, there were 279,813 RSUs outstanding related to the February 2008 grants.
     In February 2008, the Committee approved, for certain executive officers, the exchange of selected “underwater” stock options for time-based RSUs. The Committee was concerned that the underwater stock options provided little or no financial or retention incentives to the executive officers. The Committee believes that the exchange of the underwater stock options for the time-based RSUs adequately addresses those concerns. Stock option awards of 685,000 shares, with a weighted average exercise price of $17.35, were exchanged for 126,146 shares of time-based RSUs. Of the stock option awards exchanged, 287,500 shares were unvested. The shares of time based RSUs had a fair value of $9.18 per share and will vest ratably over a three year period beginning February 12, 2009. There was no material charge to stock-based compensation expense from the exchange. For the three months ended March 31, 2009, the Company recorded stock-based compensation expense of $0.1 million related to these time-based RSUs. As of March 31, 2009, there were 84,519 RSUs outstanding related to these February 2008 grants.
     On May 2, 2008, the Company issued grants related to 36,000 restricted stock awards to its non-employee directors for $0.3 million, which represents the fair value of the awards based on the closing price of the stock of $8.94 per share on the date of grant, which was May 2, 2008. This amount was recognized as stock-based compensation expense on a straight-line basis over the one-year period following the date of grant, which is based on the one-year vesting schedule applicable to the grant. For the three months ended March 31, 2009, the Company recorded stock-based compensation expense of $0.1 million related to these time-based RSUs. As of March 31, 2009, there were 36,000 RSUs outstanding related to these May 2008 grants.
     On February 13, 2009, the Company issued grants related to 251,192 time-based RSUs to certain employees for $2.7 million, which represents the fair value of the awards based on the closing price of the stock of $10.74 per share on the date of grant, which was February 13, 2009. This amount is being recognized as stock-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For the three months ended March 31, 2009, the Company recorded $0.1 million in stock-based compensation expense related to these RSUs. As of March 31, 2009, there were 251,192 RSUs outstanding related to the February 2009 grants.
     On February 13, 2009, the Company granted incentive-based RSUs to certain employees. The total number and vesting of the incentive-based RSUs eligible for each award recipient is based upon the Company attaining certain specified EPS from continuing operations targets for 2009. Provided the award recipient remains an employee continuously from the date of grant through the applicable vesting date, one-fourth of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, will vest on the date the Committee certifies that the EPS target for 2009 has been met. The remaining three-fourths of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, will vest in three equal, annual installments beginning on February 13, 2011. During the three months ended March 31, 2009, the Company determined that it was probable that 468,576 of the incentive-based RSUs will be earned and eligible to vest based on a certain EPS target. The fair value of these incentive-based RSUs is $5.0 million, which represents the closing price of the stock of $10.74 per share on the date of grant, which was February 13, 2009. This amount will be recognized as stock-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is in accordance with the four-year vesting schedule applicable to the grant. For the three months ended March 31, 2009, the Company recorded stock-based compensation expense of $0.2 million related to these incentive-based RSUs.

     On March 5, 2009, the Company issued grants related to 39,600 time-based RSUs to certain employees for $0.4 million, which represents the fair value of the awards based on the closing price of the stock of $8.93 per share on the date of grant, which was March 5, 2009. This amount is being recognized as stock-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For the three months ended March 31, 2009, the Company recorded $6,000 in stock-based compensation expense related to these RSUs. As of March 31, 2009, there were 39,600 RSUs outstanding related to the March 2009 grants.
     On March 5, 2009, the Company granted incentive-based RSUs to certain employees. The total number and vesting of the incentive-based RSUs eligible for each award recipient is based upon the Company attaining certain specified EPS from continuing operations targets, earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets or other individual performance targets for 2009. Provided the award recipient remains an employee continuously from the date of grant through the applicable vesting date, one-fourth of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable performance target, will vest on the date the Company’s Chief Executive Officer certifies that the applicable targets for 2009 have been met. The remaining three-fourths of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable performance target, will vest in three equal, annual installments beginning on March 5, 2011. During the three months ended March 31, 2009, the Company determined that it was probable that 79,200 of the incentive-based RSUs will be earned and eligible to vest based on certain performance targets. The fair value of these incentive-based RSUs is $0.7 million, which represents the closing price of the stock of $8.93 per share on the date of grant, which was March 5, 2009. This amount will be recognized as stock-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is in accordance with the four-year vesting schedule applicable to the grant. For the three months ended March 31, 2009, the Company recorded stock-based compensation expense of $12,000 related to these incentive-based RSUs.

4. NET INCOME ATTRIBUTABLE TO ODYSSEY STOCKHOLDERS PER COMMON SHARE
     The following table presents the calculation of basic and diluted net income attributable to Odyssey stockholders per common share:

	Three Months
	Ended
	March 31,
	2008	2009
	(in thousands, except per
	share amounts)
Numerator:
Numerator for net income per share -
Income from continuing operations	$3,562	$8,907
Loss from discontinued operations, net of tax	(2,063)	(52)
Net income (loss) attributable to noncontrolling interests	33	(136)

Net income attributable to Odyssey stockholders	$1,532	$8,719

Denominator:
Denominator for basic net income per share – weighted average shares	32,639	32,801
Effect of dilutive securities:
Employee stock options and restricted stock awards	161	149
Series B Preferred Stock Warrants convertible to common stock	2	—

Denominator for diluted net income per share — adjusted weighted average shares and assumed or actual conversions	32,802	32,950

Income (loss) per common share:
Basic:
Continuing operations attributable to Odyssey stockholders	$0.11	$0.27
Discontinued operations attributable to Odyssey stockholders	(0.06)	0.00

Net income attributable to Odyssey stockholders	$0.05	$0.27

Diluted:
Continuing operations attributable to Odyssey stockholders	$0.11	$0.27
Discontinued operations attributable to Odyssey stockholders	(0.06)	(0.01)

Net income attributable to Odyssey stockholders	$0.05	$0.26

     For the three months ended March 31, 2008 and 2009, options outstanding of 2,283,455 and 1,567,197, respectively, were not included in the computation of diluted earnings per share because either the exercise prices of the options were greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares, and thus the inclusion would have been antidilutive.
5. LONG-TERM INVESTMENTS
     The Company had tax exempt auction rate securities (“ARS”) of $16.7 million at December 31, 2008 and $16.6 million at March 31, 2009, which were classified as long-term investments, as the timing of the maturities of these investments is uncertain. The ARS held by the Company are private placement securities for which the interest rates are reset every 35 days. The reset dates have historically provided a liquid market for these securities as investors historically could readily sell their investments. These types of securities generally have not experienced payment defaults and are backed by student loans, which carry guarantees as provided for under the Federal Family Education Loan Program of the U.S. Department of Education. All of the securities were AAA/Aaa rated at March 31, 2009. To date the Company has collected all interest payments on all of its ARS when due and expects to continue to do so in the future. The Company intended to liquidate all of its ARS prior to the end of 2008. However, due to the problems experienced in global credit and capital markets generally and the ARS market in particular, the Company’s ability to liquidate its ARS since 2008 has been impaired. The Company successfully liquidated $8.4 million of ARS in January 2008, $8.0 million of ARS in June 2008 and $8.0 million in July 2008 all at par. The remaining principal of $17.1 million associated with ARS will not be accessible until successful ARS auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to maturity, or final payments come due according to contractual maturities from 17 to 29 years. The Company expects that it will receive the principal associated with these ARS through one of these means. The Company has classified these ARS as long-term investments.
     The Company prepared a discounted cash flow analysis for its ARS using an estimated maturity of one year, which is when the Company estimates it will be able to liquidate these securities at par. The Company used a discount rate to reflect the current reduced liquidity of these securities. As a result of this analysis, the Company reduced the value of the ARS by $0.6 million as of March 31, 2009, which was recognized through other comprehensive loss, net of tax of $0.4 million.
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
6. OTHER ACCRUED EXPENSES
     Other accrued expenses are as follows:

	December 31,	March 31,
	2008	2009
	(in thousands)
Workers’ compensation	$8,895	$8,873
Inpatient	7,432	7,423
Deferred rent	6,581	5,633
Pharmacy	728	1,039
Medical supplies and durable medical equipment	3,507	3,535
Property taxes	487	477
Medical director fees	661	709
Professional fees	3,144	3,473
New billing system and computer software	2,024	—
Interest	1,195	1,120
Federal taxes payable	3,285	159
Accounts receivable credit balances	1,813	2,180
Other	6,152	5,756

	$45,904	$40,377

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

     During the fourth quarter of 2008, the Company completed the sale of the Ventura and Fort Wayne hospice programs which were located in the West and Midwest regions, respectively, and recognized a pretax gain of $0.1 million for each of these programs. The Oklahoma City program, along with the Oklahoma City inpatient unit, that the Company decided to sell in the first quarter of 2008 remains held for sale as of March 31, 2009. This is the Company’s only program that is held for sale as of March 31, 2009. The Company has been in negotiations with a prospective buyer for several months in regard to a sale of the Oklahoma City program including the respective inpatient unit.
     The assets of these entities included in discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations.” The carrying amounts of these assets were as follows:

	December 31,	March 31,
	2008	2009
	(in thousands)	(in thousands)
Prepaid expenses and other current assets	$15	$15
Property and equipment, net of accumulated depreciation	2,052	2,052

Total assets of discontinued operations	$2,067	$2,067

     Net revenue and losses for these entities and the write-down of assets sold were included in the consolidated statements of income as “Loss from discontinued operations, net of tax,” for all periods presented. The amounts are as follows:

	Three Months
	Ended March 31,
	2008	2009
	(in thousands)
Net patient service revenue	$1,937	$1,069

Pre-tax loss from operations	$(2,992)	$(84)
Benefit for income taxes	1,143	32

Loss from operations	(1,849)	(52)
Loss on sales, net of income taxes	(214)	—

Loss from discontinued operations, net of tax	$(2,063)	$(52)

8. TERM LOAN AND LINE OF CREDIT
     In connection with the Company’s acquisition of VistaCare, it entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) on February 28, 2008 with General Electric Capital Corporation and certain other lenders that provides the Company with a $130.0 million term loan (the “Term Loan”) and a $30.0 million revolving line of credit. The Term Loan was used to pay a portion of the purchase price and costs incurred with respect to the acquisition of VistaCare and to pay certain fees and expenses incurred in connection with the Credit Agreement. The revolving line of credit may be used to fund future acquisitions, working capital, capital expenditures and for general corporate purposes. There were no borrowings outstanding on the revolving line of credit at March 31, 2009. Borrowings under the Term Loan and revolving line of credit bear interest at an applicable margin above an Index Rate (based on the higher of the prime rate or 50 basis points over the federal funds rate) or above LIBOR. At March 31, 2009, both the applicable term loan margin and the applicable revolver margin for LIBOR loans was 3.00% and for Index Rate loans was 2.00% and, based on the Company’s leverage ratio, each may increase up to 3.25% for LIBOR loans and up to 2.25% for Index Rate loans. In addition, based on the Company’s leverage ratio, the LIBOR loans may decrease to 2.50% while the Index Rate loans may decrease to 1.50%. On April 1, 2009, the term loan and revolver margin for LIBOR loans was reduced to 2.75% from 3.00% while the Index Rate was reduced to 1.75% from 2.00% due to a decrease in the Company’s leverage ratio.
     At March 31, 2009, $58.5 million of the Term Loan bears interest at LIBOR plus 3.00% (ranging from 3.50% to 3.52%) while $40.0 million of the Term Loan bears interest at a fixed rate of 5.95% and $20.0 million of the Term Loan bears interest at a fixed rate of 6.42% as a result of interest rate swap agreements. The remaining $3.0 million of the Term Loan bears interest at the Index Rate plus 2.00% (5.25%) at March 31, 2009. In April 2008, the Company entered into two interest rate swap agreements described in Note 11 that effectively convert a notional amount of $60.0 million of floating rate borrowings to fixed rate borrowings.
     The final installment of the Term Loan will be due on February 28, 2014 and the revolving line of credit will expire on February 28, 2013. The revolving line of credit has an unused facility fee of 0.25% per annum. As of March 31, 2009, the Company was in compliance with its financial covenants. During the three months ended March 31, 2009, the Company paid approximately $1.6 million in scheduled principal payments on its Term Loan.
9. CONTINGENCIES
     On February 14, 2008, the Company received a letter from the Medicaid Fraud Control Unit of the Texas Attorney General’s office notifying the Company that it is conducting an investigation concerning Medicaid hospice services provided by the Company, including the Company’s practices with respect to patient admission and retention, and requesting medical records of approximately 50 patients served by the Company’s programs in the State of Texas. Based on the early stage of this investigation and the limited information that the Company has at this time the Company cannot predict the outcome of this investigation, the Texas Attorney General’s views of the issues being investigated, any actions that the Texas Attorney General may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources. The Company believes that it is in material compliance with the rules and regulations applicable to the Texas Medicaid hospice program.
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
     On January 5, 2009, the Company received a letter from the Georgia State Health Care Fraud Control Unit notifying the Company that it is conducting an investigation concerning Medicaid hospice services provided by VistaCare from 2003 through 2007 and requesting certain documents. The Company is cooperating with the Georgia State Health Care Fraud Control Unit and is in the process of complying with document request. Based on the early stage of this investigation and the limited information that the Company has at this time, the Company cannot predict the outcome of the investigation, the Georgia State Health Care Fraud Control Unit’s views of the issues being investigated, any actions that the Georgia State Health Care Fraud Control Unit may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources.
     On February 2, 2009, the Company received a subpoena from the United States Office of Inspector General (“OIG”) requesting certain documents related to the Company’s provision of continuous care services from January 1, 2004 through February 2, 2009. The Company is cooperating with the OIG and is in the process of complying with the subpoena request. Based on the early stage of this investigation and the limited information that the Company has at this time the Company cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated, any actions that the OIG may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources.
     On March 5, 2009, the Company received a notice submitted on behalf of Ronaldo Ramos to the California Labor & Workforce Development Agency regarding his intent to file a claim for penalties pursuant to the California Private Attorney General Act for alleged violations of the California Labor Code. Ramos is a former employee of the Company and alleges that he and others similarly situated were improperly paid for on-call hours. His notice indicates that he intends to seek to recover unpaid wages, overtime, penalties, punitive damages, interest, and attorney’s fees. The Company is not aware of him filing a lawsuit. As a general matter, the

Company believes that it has complied with all regulations at issue, and it intends to vigorously defend against the claims asserted. Because the matter is in its early stage, the Company cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome.
     From time to time, the Company may be involved in other litigation matters relating to claims that arise in the ordinary course of its business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to the Company, the Company does not believe that the resolution of these other litigation matters to which the Company is currently a party will have a material adverse effect on the Company’s business, results of operations or liquidity. As of March 31, 2009, the Company has accrued approximately $2.4 million related to these other litigation matters.
10. SEGMENT REPORTING
     The Company currently evaluates performance and allocates resources primarily on the basis of cost per day of care and income from continuing operations. During the first quarter of 2009, the Company reorganized the regions and increased the number of regions from ten to eleven and restated the financial information presented below for current and prior periods. The hospice programs may change from time to time, but regions are presented for all periods in a comparative format. Prior periods have been restated for the reclassification of discontinued programs to discontinued operations. The distribution by regions of the Company’s net patient service revenue, direct hospice care expenses, income from continuing operations before other income (expense) (which is used by management for operating performance review), average daily census and total assets are summarized in the following tables:

	Three Months Ended
	March 31,
	2008	2009
	(in thousands)
Net patient service revenue:
Northeast	$13,424	$18,544
Southeast	17,235	18,914
South Central	9,402	9,926
Texas	17,173	19,533
Midwest	13,169	17,164
Mountain	18,194	16,503
West	16,604	18,570
VistaCare Central	5,634	13,387
VistaCare South	4,224	10,826
VistaCare North	5,770	13,148
VistaCare Southwest	3,440	11,017
Support Center (1)	(1,461)	—

	$122,808	$167,532

(1)	Includes $1.5 million additional accrual related to Medicare cap which was not allocated to respective regions.

	Three Months Ended
	March 31,
	2008	2009
	(in thousands)
Direct hospice care expenses:
Northeast	$7,510	$10,346
Southeast	10,576	11,537
South Central	6,368	6,305
Texas	10,513	12,155
Midwest	7,524	10,120
Mountain	9,827	9,159
West	8,482	9,846
VistaCare Central	3,072	8,609
VistaCare South	2,451	6,437
VistaCare North	3,076	7,306
VistaCare Southwest	2,062	6,635

	$71,461	$98,455

	Three Months Ended
	March 31,
	2008	2009
	(in thousands)
Income from continuing operations before other income (expense):
Northeast	$2,725	$4,323
Southeast	2,896	3,333
South Central	101	896
Texas	2,567	2,784
Midwest	2,556	3,177
Mountain	4,176	3,886
West	4,479	4,829
VistaCare Central	1,391	1,939
VistaCare South	629	1,486
VistaCare North	1,552	3,216
VistaCare Southwest	681	2,001
Support Center	(17,585)	(15,961)

	$6,168	$15,909

	Three Months Ended
	March 31,
	2008	2009
Average Daily Census:
Northeast	1,037	1,399
Southeast	1,346	1,377
South Central	734	746
Texas	1,248	1,412
Midwest	975	1,216
Mountain	1,252	1,132
West	1,053	1,153
VistaCare Central	439	1,114
VistaCare South	331	817
VistaCare North	429	1,009
VistaCare Southwest	281	811

	9,125	12,186

	December	March
	31, 2008	31, 2009
	(in thousands)
Total Assets:
Northeast	$26,943	$28,749
Southeast	27,436	27,787
South Central	31,717	31,250
Texas	40,869	41,605
Midwest	24,221	25,250
Mountain	45,813	46,477
West	21,305	21,328
VistaCare Central	34,076	34,837
VistaCare South	24,572	22,644
VistaCare North	32,274	31,224
VistaCare Southwest	36,542	35,725
Support Center	115,183	119,715

	$460,951	$466,591

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
     As of December 31, 2008 and March 31, 2009, the Company recorded fair value of the interest rate swaps in other liabilities on the balance sheet of approximately $2.0 million and $2.1 million, respectively and $1.3 million and $1.4 million, net of income tax, respectively, which is included in accumulated other comprehensive loss on the balance sheet in the equity section which represents the net unrealized losses on the interest rate swaps. For the three months ended March 31, 2009, the Company recorded approximately $0.1 million, net of income tax, in other comprehensive loss. There was no hedge ineffectiveness recognized during the three months ended March 31, 2009.
12. EFFECTIVE INCOME TAX RATE
     The Company’s provision for income taxes consists of current and deferred federal and state income tax expenses. The Company’s effective tax rate for the three months ended March 31, 2008 and 2009 was approximately 36.1% and 37.6%, respectively. The increase in the effective tax rate for 2009 is related to a higher percentage of taxable earnings due to the Company’s increasing income before taxes and the Company’s lower tax-exempt interest income earned which is due to lower interest rates. The Company estimates that its effective tax rate for 2009 will be approximately 37.5%.
     Upon adoption of SFAS 160 on January 1, 2009, the total provision for income taxes remains unchanged; however, the Company’s effective tax rate as calculated from the balances shown on the consolidated statements of income have changed as net income attributable to noncontrolling interests is no longer included as a deduction in the determination of income from continuing operations. The reconciliation of the effective income tax rate is as follows for the periods presented.

	Three Months
	Ended March 31,
	2008	2009
Statutory state and federal income tax rate	36.1%	37.6%
Net income (loss) attributable to noncontrolling interests	0.2	(0.4)

Effective income tax rate for controlling interest	36.3%	37.2%

13. FAIR VALUE MEASURES
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

     The Company adopted Financial Accounting Standards Board statement No. 157, “Fair Value Measurements” (“SFAS 157”), on January 1, 2008. The Company categorizes its assets and liabilities recorded at fair value based upon the following fair value hierarchy established by SFAS 157.
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
     At March 31, 2009, the Company had assets related to its ARS of $17.1 million that were measured at fair value on a recurring basis using the Level 3 valuation methodology. The Company prepared a discounted cash flow analysis for its ARS using an estimated maturity of one year, which is when the Company estimates it will be able to liquidate these securities at par. The Company used a discount rate to reflect the current reduced liquidity of these securities. As a result of this analysis, the Company reduced the value of the ARS by $0.6 million as of March 31, 2009, which was recognized through other comprehensive loss, net of tax of $0.4 million.
     Also, at March 31, 2009, the Company had net liabilities related to its interest rate swaps of approximately $1.4 million, net of income tax, that were measured at fair value on a recurring basis using the Level 3 valuation methodology. The fair value reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities along with estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties.
     The Company has no assets or liabilities measured at fair value using Level 2 valuation methodology. The Company’s cash and cash equivalents are measured at fair value using the Level 1 valuation methodology.
     The following table presents the changes in fair value of the Company’s Level 3 assets related to the ARS and the Company’s Level 3 liabilities (net) related to the interest rate swaps for the three months ended March 31, 2009 (in thousands):

		Interest
	ARS	Rate Swaps
Balance at January 1, 2009	$16,659	$(2,042)
Transfers from Level 3	—	—
Sales of securities	—	—
Unrealized loss included in other comprehensive loss (before tax)	(122)	(82)

Balance at March 31, 2009	$16,537	$(2,124)

14. COMPREHENSIVE INCOME
     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), establishes guidelines for reporting changes in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income attributable to Odyssey stockholders includes the net change in the fair value of ARS and interest rate swaps, net of income tax, and are included as a component of Odyssey stockholders’ equity.

     The components of comprehensive income, net of income tax, are as follows (in thousands):

	For the three months ended March 31,
	2008	2009
Net income	$1.5	$8.7
Other comprehensive income or loss, net of tax:
Unrealized loss on interest rate swaps	—	(0.1)
Unrealized loss on ARS	(0.3)	(0.1)

Comprehensive income	$1.2	$8.5

     Accumulated other comprehensive loss, net of income tax, at March 31, 2009 is comprised of $0.4 million and $1.3 million in losses related to the fair value of ARS and interest rate swaps, respectively.
15. RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of Statement No. 157, “Fair Value Measurements” (“SFAS 157”) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually to fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 on January 1, 2009. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The adoption of SFAS 157 did not have a material impact on the Company’s financial condition, results from operations or cash flows.
     The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”), on January 1, 2009. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. As the Company has not completed any acquisitions subsequent to January 1, 2009, the adoption of SFAS 141R did not impact its financial condition, results from operations or cash flows. However, the Company is required to expense costs related to any future acquisitions.
     The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), on January 1, 2009. As a result of adopting SFAS 160, the Company presents noncontrolling interests (previously shown as minority interests in consolidated subsidiaries) as a component of equity on the consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction in net income on the consolidated statements of income, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” Total provision for income taxes remains unchanged; however, the Company’s effective tax rate as calculated from the balances shown on the consolidated statements of income have changed as net income attributable to noncontrolling interests is no longer included as a deduction in the determination of income from continuing operations (See Note 12). The adoption of SFAS 160 did not have any other material impact on the Company’s financial condition, results from operations or cash flows.
     In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is effective January 1, 2009. SFAS 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities to include how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The Company adopted SFAS 161 on January 1, 2009.
     In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company does not anticipate any impact on its financial condition, results from operations or cash flows from the adoption of SFAS 162.

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
     In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which reflect management’s views only as of the date hereof. We undertake no obligation to revise or update any of the forward-looking statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained under the heading “Government Regulation and Payment Structure” in “Item 1. Business” and the disclosures contained under the heading “Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2009.
     The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
OVERVIEW
     On March 6, 2008 we completed our acquisition of VistaCare. Following the completion of the VistaCare acquisition, we now serve approximately 12,000 patients and their families each day. Our financial results for the three months ended March 31, 2008 include financial results for only one full month of VistaCare operations. See Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed description of the transaction.
     We are one of the largest providers of hospice care in the United States in terms of both average daily patient census and number of Medicare-certified hospice programs. As of March 31, 2009, we operated 92 Medicare-certified hospice programs, serving patients and their families in 29 states. We operate all of our hospice programs through our operating subsidiaries. During the three months ended March 31, 2009, our average daily census was 12,186 patients, which represents a 33.5% increase over our average daily census of 9,125 patients for the three months ended March 31, 2008. Our average daily census increased by 3,061 patients due primarily to our acquisition of VistaCare. Our net patient service revenue of $167.5 million for the three months ended March 31, 2009 represents an increase of 36.4% over our net patient service revenue of $122.8 million for the three months ended March 31, 2008. We reported income from continuing operations of $8.9 million for the three months ended March 31, 2009, which represents an increase of 150.1% from our income from continuing operations of $3.6 million for the three months ended March 31, 2008. We reported net income attributable to Odyssey stockholders of $8.7 million, which includes a $0.1 million loss from discontinued operations, net of taxes, for the three months ended March 31, 2009, compared to net income of $1.5 million for the three months ended March 31, 2008, which includes a $2.1 million loss from discontinued operations, net of taxes.
DEVELOPED HOSPICES
     During the first quarter of 2008, our hospice program located in Augusta, Georgia received its Medicare certification. During the second quarter of 2008, our hospice program located in Dayton, Ohio received its Medicare certification. During the third quarter we converted our Dayton, Ohio program to an alternate delivery site of our Columbus, Ohio program. During the three months ended March 31, 2008 and 2009, we incurred pre-tax start-up losses of approximately $0.7 million and $0.4 million, respectively.
     Once a hospice becomes Medicare certified, the process is started to obtain Medicaid certification. The process to obtain Medicare and Medicaid certification takes approximately twelve to eighteen months and varies from state to state.
ACQUISITIONS
     During 2008, as discussed above, we completed the acquisition of VistaCare on March 6, 2008 for approximately $149.5 million which includes $2.4 million in transaction costs. We financed the VistaCare acquisition primarily with a $130.0 million term loan from General Electric Capital Corporation. See Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
     In addition, on December 31, 2008, we acquired a hospice program in Flint, Michigan for approximately $0.5 million. We financed this acquisition with cash generated from operations.
     We accounted for these acquisitions as purchases.
     As part of our ongoing acquisition strategy, we are continually evaluating other potential acquisition opportunities.
     Goodwill from our hospice acquisitions was $189.5 million as of March 31, 2009, representing 89.5% of equity and 40.6% of total assets as of March 31, 2009. We do not amortize goodwill for acquisitions based on the provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are reviewed for impairment annually (during the fourth quarter) or more frequently if indicators arise. As of March 31, 2009, no impairment charges have been recorded. Other intangible assets continue to be amortized over their useful lives.
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
     During the fourth quarter of 2008, we completed the sale of the Ventura and Fort Wayne hospice programs which were located in our West and Midwest regions, respectively, during the fourth quarter of 2008, and recognized a pretax gain of $0.1 million for each of these programs. The Oklahoma City program, along with the Oklahoma City inpatient unit, that we decided to sell in the first quarter of 2008 remains held for sale as of March 31, 2009. This is our only program that is held for sale as of March 31, 2009. We have been in negotiations with a prospective buyer for several months in regard to a sale of the Oklahoma City program including the respective inpatient unit.
     During the three months ended March 31, 2008 and 2009, we recorded a charge of approximately $2.1 million and $0.1 million, respectively, net of taxes, or $0.06 and $0.01 per diluted share, respectively, related to these programs in discontinued operations. These charges are included in discontinued operations for the respective periods.
     Our results of operations and statistics for prior periods have been restated to reflect the reclassification of these programs to discontinued operations.
NET PATIENT SERVICE REVENUE
     Net patient service revenue is the estimated net realizable revenue from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered to our patients. To determine net patient service revenue, we adjust gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap contractual adjustments. Net patient service revenue does not include charity care or the Medicaid room and board payments. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 92.5% and 92.9% of our net patient service revenue for the three months ended March 31, 2008 and 2009, respectively. Services provided under Medicaid programs represented approximately 4.0% of our net patient service revenue for both of the three months ended March 31, 2008 and 2009, respectively. The payments we receive from Medicare and Medicaid are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.
     The four main levels of care we provide are routine home care, general inpatient care, continuous home care and inpatient respite care. We also receive reimbursement for physician services, self-pay and non-governmental room and board. Routine home care is the largest component of our gross patient service revenue, representing 89.0% and 88.3% of gross patient service revenue for the three months ended March 31, 2008 and 2009, respectively. General inpatient care represented 7.7% and 8.1% of gross patient service revenue for the three months ended March 31, 2008 and 2009, respectively. Continuous home care represented 2.2% and 2.6% of gross patient service revenue for the three months ended March 31, 2008 and 2009, respectively. Inpatient respite care and reimbursement for physician services, self-pay and non-governmental room and board represents the remaining 1.1% and 1.0% of gross patient service revenue for the three months ended March 31, 2008 and 2009, respectively.
     The principal factors that impact net patient service revenue are our average daily census, levels of care, annual changes in Medicare and Medicaid payment rates due to adjustments for inflation and estimated Medicare cap and commercial contractual adjustments. Average daily census is affected by the number of patients referred and admitted into our hospice programs and the average length of stay of those patients once admitted. Average length of stay is impacted by patients’ decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay is 82 and 83 days for the three months ended March 31, 2008 and 2009, respectively.
     Payment rates under the Medicare and Medicaid programs are indexed for inflation annually; however, the increases have historically been less than actual inflation. On October 1, 2007 and 2008, the base Medicare payment rates for hospice care increased by approximately 3.3% and 3.6%, respectively, over the base rates previously in effect. These rates were further adjusted geographically by the hospice wage index. On July 31, 2008, the Centers for Medicare and Medicaid Services (“CMS”) published the final rule that modifies the hospice wage index by phasing out over a three year period the budget neutrality adjustment factor (“BNAF”). According to the final rule, the phase out would occur over a three year period beginning on October 1, 2008, with 25% of the phase-out becoming effective on October 1, 2008, 50% becoming effective on October 1, 2009 and the balance on October 1, 2010. In February 2009, as part of the recently enacted American Recovery and Reinvestment Act of 2009, the implementation of the phase-out of the BNAF has been delayed until October 1, 2009. CMS began paying providers the estimated 1.1% increase in hospice rates from October 1, 2008 during the second quarter of 2009. This increase resulted in $1.4 million recorded in additional net patient service revenue for the three months ended March 31, 2009 from Medicare related to services performed from October 1, 2008 through December 31, 2008. On April 21, 2009, CMS issued a proposed rule to update the Medicare hospice wage index. The proposed rule would implement the phase-out of the BNAF beginning on October, 1, 2009. According to CMS, payments to Medicare participating hospices are estimated to decrease by approximately 1.1% beginning on October 1, 2009. The decrease in the hospice payments is the net result of a 3.2% reduction in payments due to the phase-out of the BNAF, partially offset by an estimated 2.1% increase in the base payment rates for the annual market basket update.
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
     Dollar Amount Cap. The Medicare revenue paid to a hospice program from November 1 to October 31 of the following year may not exceed the annual cap amount, which is calculated by using the following formula: the product of the number of admissions to the program by patients who are electing to receive their Medicare hospice benefit for the first time, multiplied by the Medicare cap amount, which for the November 1, 2007 through October 31, 2008 Medicare fiscal year was $22,386. The Medicare cap amount is reduced proportionately for patients who transferred in or out of our hospice services. The Medicare cap amount is annually adjusted for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. On May 5, 2009, CMS announced that the Medicare cap amount for the 2009 cap year is $23,014.
     Inpatient Care Cap. A hospice program’s inpatient care days, either general inpatient or respite inpatient care and regardless of setting, may not exceed 20% of the program’s total patient care days in the Medicare cap year. None of our hospice programs exceeded the payment limits on general inpatient care services for the years ended December 31, 2008.

     The following table shows the amounts accrued and paid for the Medicare cap contractual adjustments for the year ended December 31, 2008 and for the three months ended March 31, 2009, respectively:

	Accrued Medicare Cap Contractual
	Adjustments
	Year ended		Three Months Ended
	December 31,		March 31,
	2008		2009
Beginning balance — accrued Medicare cap contractual adjustments	$21,682		$23,719
Medicare cap contractual adjustments	6,852	(1)	1,332	(2)
Medicare cap contractual adjustments — discontinued operations	(27	)(3)	62	(3)
Payments to Medicare fiscal intermediaries	(12,996)		(4,347)
Balances acquired from the VistaCare acquisition	8,208		—

Ending balance — accrued Medicare cap contractual adjustments	$23,719		$20,766

(1)	Includes additional accrual of $1.5 million related to the 2006 Medicare cap year.

(2)	Includes additional accrual of $0.1 million related to the 2007 Medicare cap year.

(3)	Medicare cap contractual adjustments reclassified to discontinued operations are related to all programs we have discontinued and/or sold during 2006, 2007 and 2008.
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

     The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for hospice care for the three months ended March 31, 2008 and 2009, respectively:

	Three Months Ended
	March 31,
	2008	2009
Direct hospice care expenses:
Salaries, benefits and payroll taxes	38.3%	38.9%
Pharmaceuticals	4.6	4.7
Medical equipment and supplies	5.5	5.5
Inpatient costs	2.5	2.0
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	7.3	7.7

Total	58.2%	58.8%

General and administrative expenses – hospice care:
Salaries, benefits and payroll taxes	15.3%	13.4%
Leases	2.8	2.8
Other (including insurance, recruiting, travel, telephone and printing )	4.1	4.0

Total	22.2%	20.2%

     The following table sets forth the cost per day of care represented by the items included in direct hospice care expenses and general and administrative expenses for hospice care for the three months ended March 31, 2008 and 2009, respectively:

	Three Months Ended
	March 31,
	2008	2009
Direct hospice care expenses:
Salaries, benefits and payroll taxes	$56.70	$59.37
Pharmaceuticals	6.84	7.18
Medical equipment and supplies	8.09	8.38
Inpatient costs	3.69	3.13
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	10.74	11.71

Total	$86.06	$89.77

General and administrative expenses – hospice care:
Salaries, benefits and payroll taxes	$22.58	$20.53
Leases	4.17	4.29
Other (including insurance, recruiting, travel, telephone and printing )	6.04	6.00

Total	$32.79	$30.82

PROVISION FOR INCOME TAXES
     Our provision for income taxes consists of current and deferred federal and state income tax expenses. Our effective tax rate for the three months ended March 31, 2008 and 2009 was approximately 36.1% and 37.6%, respectively. The increase in the effective tax rate for 2009 is related to a higher percentage of taxable earnings due to our increasing income before taxes and our lower tax-exempt interest income earned which is due to lower interest rates. We estimate that our effective tax rate for 2009 will be approximately 37.5%.

RESULTS OF OPERATIONS
     The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the three months ended March 31, 2008 and 2009, respectively.

	Three Months Ended
	March 31,
	2008	2009
Net patient service revenue	100.0%	100.0%
Operating expenses:
Direct hospice care	58.2	58.8
General and administrative – hospice care	22.2	20.2
General and administrative – support center	11.4	9.4
Provision for uncollectible accounts	1.8	1.4
Depreciation and amortization	1.4	0.7

Income from continuing operations before other income (expense)	5.0	9.5
Other income (expense), net	(0.4)	(1.0)

Income from continuing operations before provision for income taxes	4.6	8.5
Provision for income taxes	1.7	3.2

Income from continuing operations	2.9	5.3
Loss from discontinued operations, net of income taxes	(1.7)	0.0

Net income	1.2%	5.3%
Less: net income attributable to noncontrolling interests	0.0	(0.1)

Net income attributable to Odyssey stockholders	1.2%	5.2%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2009
     The following table summarizes and compares our results of operations for the three months ended March 31, 2008 and 2009, respectively:

	Three Months Ended
	March 31,
	2008	2009	$ Change	% Change
	(in thousands, except % change)
Net patient service revenue	$122,808	$167,532	$44,724	36.4%
Operating expenses:
Direct hospice care	71,461	98,455	26,994	37.8%
General and administrative – hospice care	27,231	33,800	6,569	24.1%
General and administrative – support center	13,981	15,805	1,824	13.0%
Provision for uncollectible accounts	2,251	2,364	113	5.0%
Depreciation and amortization	1,716	1,199	(517)	(30.1)%

Income from continuing operations before other income (expense)	6,168	15,909	9,741	157.9%
Other income (expense), net	(577)	(1,719)	(1,142)	(197.9)%

Income from continuing operations before provision for income taxes	5,591	14,190	8,599	153.8%
Provision for income taxes	2,029	5,283	3,254	160.4%

Income from continuing operations	3,562	8,907	5,345	150.1%
Loss from discontinued operations, net of income taxes	(2,063)	(52)	2,011	97.5%

Net income	1,499	8,855	7,356	490.7%
Less: net income attributable to noncontrolling interests	33	(136)	(169)	(512.1)%

Net income attributable to Odyssey stockholders	$1,532	$8,719	$7,187	469.1%

Net Patient Service Revenue
     Net patient service revenue increased $44.7 million, or 36.4%, from $122.8 million for the three months ended March 31, 2008 to $167.5 million for the three months ended March 31, 2009, due primarily to the incremental net patient service revenue generated from VistaCare operations of $38.9 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Net patient service revenue for the three months ended March 31, 2009 includes a full three months of VistaCare operations as compared to the three months ended March 31, 2008, which includes only one full month of VistaCare operations. There was also an additional $1.4 million of net patient service revenue recorded for the three months ended March 31, 2009 related to the fourth quarter of 2008. This additional $1.4 million in net patient service revenue is due to the delay in implementing the phase-out of the BNAF, as previously discussed, which was delayed until October 1, 2009. Net patient service revenue per day of care was $147.89 and $152.75 for the three months ended March 31, 2008 and 2009, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services of approximately 3.6% retroactively effective to October 1, 2008. Medicare revenues represented 92.5% and 92.9% of our net patient service revenue for the three months ended March 31, 2008 and 2009, respectively. Medicaid revenues represented 4.0% of our net patient service revenue for both of the three months ended March 31, 2008 and 2009, respectively.
Direct Hospice Care Expenses
     Direct hospice care expenses increased $27.0 million, or 37.8%, from $71.5 million for the three months ended March 31, 2008 to $98.5 million for the three months ended March 31, 2009, due primarily to the incremental direct hospice care expenses incurred from the VistaCare operations of $23.2 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The direct hospice care expenses for the three months ended March 31, 2009 includes a full three months of VistaCare operations as compared to the three months ended March 31, 2008 which includes only one full month of VistaCare operations. As a percentage of net patient service revenue, our direct hospice care expenses were 58.2% and 58.8% for the three months ended March 31, 2008 and 2009, respectively.
General and Administrative Expenses – Hospice Care
     General and administrative expenses – hospice care increased $6.6 million, or 24.1%, from $27.2 million for the three months ended March 31, 2008, to $33.8 million for the three months ended March 31, 2009, due primarily to the incremental general and administrative expenses incurred from the VistaCare operations of $5.0 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The general and administrative expenses – hospice care for the three months ended March 31, 2009 includes a full three months of VistaCare operations as compared to the three months ended March 31, 2008 which includes only one full month of VistaCare operations. As a percentage of net patient service revenue, our general administrative expenses – hospice care were 22.2% and 20.2% for the three months ended March 31, 2008 and 2009, respectively.
General and Administrative Expenses – Support Center
     General and administrative expenses – support center increased $1.8 million, or 13.0%, from $14.0 million for the three months ended March 31, 2008, to $15.8 million for the three months ended March 31, 2009. Salaries, benefits and payroll tax expense increased $0.8 million, or 11.7% from $6.9 million for the three months ended March 31, 2008, to $7.7 million for the three months ended March 31, 2009, which is primarily due to higher worker’s compensation expense. As a percentage of net patient service revenue, our general administrative expenses – support center were 11.4% and 9.4% for the three months ended March 31, 2008 and 2009, respectively.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts increased $0.1 million from $2.3 million for the three months ended March 31, 2008 to $2.4 million for the three months ended March 31, 2009. As a percentage of net patient service revenue, our provision for uncollectible accounts was 1.8% and 1.4% for the three months ended March 31, 2008 and 2009, respectively.
Depreciation and Amortization Expense
     Depreciation and amortization expense decreased $0.5 million, or 30.1%, from $1.7 million for the three months ended March 31, 2008 to $1.2 million for the three months ended March 31, 2009. This decrease was primarily due to an adjustment of depreciation expense of $0.6 million related to capitalized computer software costs. As a percentage of net patient service revenue, depreciation and amortization expense was 1.4% and 0.7% for the three months ended March 31, 2008 and 2009, respectively.
Other Income (Expense)
     Other income/expense increased $1.1 million from $0.6 million in other expense for the three months ended March 31, 2008 to $1.7 million in other expense for the three months ended March 31, 2009. Interest expense increased $0.7 million from $1.2 million for the three months ended March 31, 2008 to $1.9 million for the three months ended March 31, 2009 due to our borrowings that originated on February 28, 2008 to fund our acquisition of VistaCare, which resulted in only one month of interest expense for the three months ended March 31, 2008. See Note 8 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, interest income decreased $0.4 million from $0.6 million for the three months ended March 31, 2008 to $0.2 million for the three months ended March 31, 2009, which was primarily due to a decrease in interest rates for the three months ended March 31, 2009 being earned on our money market and auction rate securities (“ARS”) accounts.
Provision for Income Taxes
     Our provision for income taxes increased $3.3 million, or 160.4%, from $2.0 million for the three months ended March 31, 2008 to $5.3 million for the three months ended March 31, 2009. We had an effective income tax rate of approximately 36.1% and 37.6% for the three months ended March 31, 2008 and 2009, respectively. The increase in the effective tax rate for 2009 is related to a higher percentage of taxable earnings due to our increasing income before taxes and our lower tax-exempt interest income earned which is due to lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES
     As of March 31, 2009, we had cash and cash equivalents of $60.5 million and working capital of $96.1 million. At such date, we also had $16.5 million in our long-term investments in ARS that we plan to liquidate in an orderly manner. Our principal liquidity requirements are for debt service, Medicare cap contractual adjustments, working capital, new hospice program and inpatient development, hospice acquisitions, and other capital expenditures. We finance these requirements primarily with existing funds, cash flows from operating activities, borrowings under our revolving line of credit, operating leases, and normal trade credit terms.
     Cash provided by operating activities and discontinued operations was $10.3 million and $7.9 million for the three months ended March 31, 2008 and 2009, respectively, and represented net income generated, non-cash charges related to depreciation, amortization, stock-based compensation and taxes and increases and decreases in working capital. We paid $2.3 million to Medicare related to Medicare cap contractual adjustments during the three months ended March 31, 2008 compared to $4.3 million during the three months ended March 31, 2009. In addition, we paid $0.1 million in estimated federal and state income tax payments for the three months ended March 31, 2008 as compared to $4.6 million for the three months ended March 31, 2009. Our days outstanding in accounts receivable decreased from 60 days as of December 31, 2008 to 59 days as of March 31, 2009.
     Investing activities, consisting primarily of cash paid for acquisitions, purchases of property and equipment and to sell investments, used cash of $117.2 million and $1.9 million for the three months ended March 31, 2008 and 2009, respectively. During the three months ended March 31, 2008, the use of cash was due primarily to our purchase of VistaCare in the amount of $124.2 million, net of cash acquired, and was offset by a cash generation of $8.3 million related to the sale of ARS. For the three months ended March 31, 2009, the use of cash was related to property and equipment purchases.
     We had tax exempt ARS of $16.7 million at December 31, 2008 and $16.6 million at March 31, 2009, which were classified as long-term investments, because the timing of the maturities of these investments is uncertain. The ARS held by us are private placement securities for which the interest rates are reset every 35 days. The reset dates have historically provided a liquid market for these securities as investors historically could readily sell their investments. These types of securities generally have not experienced payment defaults and are backed by student loans, which carry guarantees as provided for under the Federal Family Education Loan Program of the U.S. Department of Education. All of the securities were AAA/Aaa rated at March 31, 2009. To date we have collected all interest payments on all of our ARS when due and expect to continue to do so in the future. We intended to liquidate all of our ARS prior to the end of 2008. However, due to the problems experienced in global credit and capital markets generally and the ARS market in particular, our ability to liquidate our ARS since 2008 have been impaired. We successfully liquidated $8.4 million of ARS in January 2008, $8.0 million of ARS in June 2008 and $8.0 million in July 2008 all at par. The remaining principal of $17.1 million associated with ARS will not be accessible until successful ARS auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to maturity, or final payments come due according to contractual maturities from 17 to 29 years. We expect that we will receive the principal associated with these ARS through one of these means. We have classified these ARS as long-term investments.
     We prepared a discounted cash flow analysis for our ARS using an estimated maturity of one year, which is when we estimate we will be able to liquidate these securities at par. We used a discount rate to reflect the current reduced liquidity of these securities. As a result of this analysis, we reduced the value of the ARS by $0.6 million as of March 31, 2009, which was recognized through other comprehensive loss, net of tax of $0.4 million.
     If the uncertainties in the credit and capital markets continue or these markets deteriorate further, these securities may not provide liquidity to us when needed or maintain the fair values estimated by us. If we had to liquidate any ARS at this time, we could incur significant losses. We currently believe that we have sufficient liquidity for our current needs without selling any ARS and we do not currently intend to attempt to liquidate these securities until market conditions improve. If our currently available resources are not sufficient for our needs and we are not able to liquidate any ARS on acceptable terms on a timely basis, it could have a significant adverse impact on our cash flows, financial condition and results of operations.
     Net cash provided by financing activities was $126.2 million for the three months ended March 31, 2008, primarily representing the proceeds of $130.0 million from the issuance of debt, offset by payments of debt issue costs of $4.0 million, in connection with the acquisition of VistaCare. We used cash from financing activities of $1.6 million for the three months ended March 31, 2009, primarily to repay debt incurred in connection with the acquisition of VistaCare.
     In connection with our acquisition of VistaCare, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) on February 28, 2008 with General Electric Capital Corporation and certain other lenders that provides us with a $130.0 million term loan (the “Term Loan”) and a $30.0 million revolving line of credit. The Term Loan was used to pay a portion of the purchase price and costs incurred with respect to the acquisition of VistaCare and to pay certain fees and expenses incurred in connection with the Credit Agreement. The revolving line of credit may be used to fund future acquisitions, working capital, capital expenditures and for general corporate purposes. Borrowings under the Term Loan bear interest at an applicable margin above an Index Rate (based on the higher of the prime rate or 50 basis points over the federal funds rate) or above LIBOR. Borrowings outstanding under the revolving line of credit bear interest at an applicable margin above LIBOR or the Index Rate. At March 31, 2009, both the applicable term loan margin and the applicable revolver margin for LIBOR loans was 3.00% and for Index Rate loans was 2.00% and, based on our leverage ratio, each may increase up to 3.25% for LIBOR loans and up to 2.25% for Index Rate loans. In addition, based on the Company’s leverage ratio, the LIBOR loans may decrease to 2.50% while the Index Rate loans may decrease to 1.50%. On April 1, 2009, the term loan and revolver margin was reduced to 2.75% from 3.00% while the Index Rate was reduced to 1.75% from 2.00% due to a decrease in the Company’s leverage ratio.
     At March 31, 2009, $58.5 million of the Term Loan bears interest at LIBOR plus 3.00% (ranging from 3.50% to 3.52%) while $40.0 million of the Term Loan bears interest at a fixed rate of 5.95% and $20.0 million of the Term Loan bears interest at a fixed rate of 6.42% as a result of interest rate swap agreements. The remaining $3.0 million of the Term Loan bears interest at the Index Rate plus 2.00% (5.25%) at March 31, 2009. There were no borrowings outstanding on the revolving line of credit at March 31, 2009.
     The final installment of the Term Loan is due on February 28, 2014 and the revolving line of credit will expire on February 28, 2013. The revolving line of credit has an unused facility fee of 0.25% per annum. In connection with the acquisition of VistaCare, all of the subsidiaries of VistaCare (together with us, and certain of our subsidiaries, including VistaCare, the “Odyssey Obligors”) became guarantors of the obligations under the Credit Agreement and granted security interests in substantially all of their existing and after-acquired personal property. The Term Loan and the revolving line of credit are secured by substantially all of the Odyssey Obligors’ existing and after-acquired personal property, including the stock of certain subsidiaries owned by the Odyssey Obligors but not party to the Credit Agreement. The Odyssey Obligors are subject to affirmative and negative covenants under the Credit Agreement, including financial covenants consisting of a maximum leverage ratio and a minimum fixed charge coverage ratio. As of March 31, 2009, we were in compliance with our financial covenants. We paid approximately $2.1 million related to mandatory prepayments of principal during the year ended December 31, 2008. The mandatory prepayments were based on cash proceeds received from the sale of partnership interests and property. In addition, we are subject to an annual excess cash flow requirement which may result in us having to make additional principal payments on our Term Loan. For the year ended December 31, 2008, we were not required to make any additional principal payments related to this excess cash flow requirement. During the three months ended March 31, 2009, we paid approximately $1.6 million in scheduled principal payments on our Term Loan.
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
     In connection with the execution of the Credit Agreement, we incurred approximately $4.4 million of loan costs during the year ended December 31, 2008, which are being amortized using the effective interest method over the life of the Credit Agreement.
     During the second quarter of 2008, we entered into an interest rate swap agreement, which effectively converts a notional amount of $40.0 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in April 2011. We pay a rate of 5.95% and receive LIBOR plus 3.0%, which was 5.72% at inception, with respect to this interest rate swap. We also entered into another interest rate swap agreement during the second quarter of 2008, which effectively converts a notional amount of $20.0 million of floating rate borrowings to fixed rate borrowings. The term of this second interest rate swap also expires in April 2011. In connection with this second interest rate swap agreement, we pay a rate of 6.42% and receive LIBOR plus 3.0%, which was 5.92% at inception. There is exposure to credit losses in the event of nonperformance by the counterparties or us to the two interest rate swap agreements. We believe the counterparties and us are creditworthy and anticipate that all obligations under the contracts will be satisfied. The interest rate swaps are designated as cash flow hedges and we believe that the hedges will be highly effective. Changes in fair value of the interest rate swaps, net of income tax, will be recognized through other comprehensive income. Based on estimated fair values of the interest rate swaps as of March 31, 2009, we recorded approximately $1.4 million, net of income tax, to other comprehensive loss.
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
OFF-BALANCE SHEET ARRANGEMENTS
     As of March 31, 2009, we did not have any off-balance sheet arrangements.
RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of Statement No. 157, “Fair Value Measurements” (“SFAS 157”) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually to fiscal years beginning after November 15, 2008. We adopted SFAS 157 on January 1, 2009. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The adoption of SFAS 157 did not have a material impact on our financial condition, results from operations or cash flows.
     We adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”), on January 1, 2009. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. As we have not completed any acquisitions subsequent to January 1, 2009, the adoption of SFAS 141R did not impact our financial condition, results from operations or cash flows. However, we are required to expense costs related to any future acquisitions.
     We adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), on January 1, 2009. As a result of adopting SFAS 160, we presented noncontrolling interests (previously shown as minority interests in consolidated subsidiaries) as a component of equity on our consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction in net income on our consolidated statements of income, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” Total provision for income taxes remains unchanged; however, our effective tax rate as calculated from the balances shown on our consolidated statements of income have changed as net income attributable to noncontrolling interests is no longer included as a deduction in the determination of income from continuing operations. The adoption of SFAS 160 did not have any other material impact on our financial condition, results from operations or cash flows.
     In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is effective January 1, 2009. SFAS 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities to include how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. We adopted SFAS 161 on January 1, 2009.
     In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We do not anticipate any impact on our financial condition, results from operations or cash flows from the adoption of SFAS 162.

PAYMENT, LEGISLATIVE AND REGULATORY CHANGES
     We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could materially adversely affect our net patient service revenue and profitability. Payment rates under the Medicare and Medicaid programs are indexed for inflation annually; however, the increases have historically been less than actual inflation. On October 1, 2007 and 2008, the base Medicare payment rates for hospice care increased by approximately 3.3% and 3.6%, respectively, over the base rates previously in effect. These rates were further adjusted geographically by the hospice wage index. On July 31, 2008, CMS published the final rule that modifies the hospice wage index by phasing out over a three year period the BNAF. According to the final rule the phase out would occur over a three year period beginning on October 1, 2008, with 25% of the phase-out becoming effective on October 1, 2008, 50% becoming effective on October 1, 2009 and the balance on October 1, 2010. In February 2009, as part of the recently enacted American Recovery and Reinvestment Act of 2009, the implementation of the phase-out of the BNAF has been delayed until October 1, 2009. CMS began paying providers the estimated 1.1% increase in hospice rates from October 1, 2008 during the second quarter of 2009. This increase resulted in $1.4 million recorded in additional revenues for the three months ended March 31, 2009 from Medicare related to services performed from October 1, 2008 through December 31, 2008. On April 21, 2009, CMS issued a proposed rule to update the Medicare hospice wage index. The proposed rule would implement the phase-out of the BNAF beginning on October, 1, 2009. According to CMS, payments to Medicare participating hospices are estimated to decrease by approximately 1.1% beginning on October 1, 2009. The decrease in the hospice payments is the net result of a 3.2% reduction in payments due to the phase-out of the BNAF, partially offset by an estimated 2.1% increase in the base payment rates for the annual market basket update.
     On May 5, 2009, CMS announced that the Medicare cap amount for the 2009 cap year is $23,014.
     For the three months ended March 31, 2009, Medicare and Medicaid services constituted 92.9% and 4.0% of our net patient service revenue, respectively.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Changes in interest rates would affect the fair value of our fixed rate debt instruments, but would not have an impact on our earnings or cash flow. We currently have $121.5 million of debt instruments, of which $60.0 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest rates on our variable rate debt instruments, which are tied to the LIBOR, would affect our earnings and cash flows by $0.6 million (pre-tax) per year, but would not affect the fair value of the variable rate debt.
ITEM 4. CONTROLS AND PROCEDURES
     Our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009, and based on such evaluation have concluded that such disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     From time to time, we may be involved in other litigation matters relating to claims that arise in the ordinary course of our business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to us, we do not believe that the resolution of these other litigation matters to which we are currently a party will have a material adverse effect on our business, results of operations or liquidity. As of March 31, 2009, we have accrued approximately $2.4 million related to these other litigation matters.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

31.1*	Certification required by Rule 13a-14(a), dated May 8, 2009, by Robert A. Lefton, Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a), dated May 8, 2009, by R. Dirk Allison, Chief Financial Officer

32.1**	Certification required by Rule 13a-14(b), dated May 8, 2009, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.

(1)	The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the SEC upon request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY HEALTHCARE, INC.

Date: May 8, 2009	By:	/s/ Robert A. Lefton

Robert A. Lefton
President and Chief Executive Officer

Date: May 8, 2009	By:	/s/ R. Dirk Allison

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

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

31.1*	Certification required by Rule 13a-14(a), dated May 8, 2009, by Robert A. Lefton, Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a), dated May 8, 2009, by R. Dirk Allison, Chief Financial Officer

32.1**	Certification required by Rule 13a-14(b), dated May 8, 2009, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.

(1)	The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the SEC upon request.