Form 10-Q
period 2009-06-30
ODYSSEY HEALTHCARE INC
filed 2009-08-07
CIK 1129623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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
Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     The number of outstanding shares of the issuer’s common stock as of August 4, 2009 was as follows: 32,936,372 shares of Common Stock, $0.001 par value per share.

FORM 10-Q
ODYSSEY HEALTHCARE, INC.
FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,	June 30,
	2008	2009
	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,043	$70,707
Accounts receivable from patient services, net of allowance for uncollectible accounts of $9,789 and $10,828 at December 31, 2008 and June 30, 2009, respectively	127,922	126,671
Income taxes receivable	66	790
Deferred tax asset	13,319	11,337
Prepaid expenses and other current assets	7,906	7,499
Assets of discontinued operations	2,067	1,500

Total current assets	207,323	218,504
Property and equipment, net of accumulated depreciation	22,816	21,274
Goodwill	189,521	189,521
Long-term investments	16,659	16,416
Licenses	11,295	11,295
Trademarks	7,235	7,235
Other intangibles, net of accumulated amortization	4,875	4,370
Other assets	1,227	312

Total assets	$460,951	$468,927

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,906	$5,287
Accrued compensation	27,493	28,342
Accrued nursing home costs	16,478	16,504
Accrued Medicare cap contractual adjustments	23,719	15,489
Other accrued expenses	45,904	42,670
Current maturities of long-term debt	6,394	18,806

Total current liabilities	124,894	127,098
Long-term debt, less current maturities	116,681	101,072
Deferred tax liability	13,610	15,219
Other liabilities	3,233	3,786
Commitments and contingencies	—	—
Equity:
Odyssey stockholders’ equity:
Common stock, $.001 par value: 75,000,000 shares authorized - 38,137,834 and 38,266,569 shares issued at December 31, 2008 and June 30, 2009, respectively, and 32,790,762 and 32,919,497 shares outstanding at December 31, 2008 and June 30, 2009, respectively	38	38
Additional paid-in capital	117,732	119,685
Retained earnings	153,840	171,078
Accumulated other comprehensive loss	(1,585)	(1,626)
Treasury stock, at cost, 5,347,072 shares held at December 31, 2008 and June 30, 2009	(69,954)	(69,954)

Total Odyssey stockholders’ equity	200,071	219,221
Noncontrolling interests	2,462	2,531

Total equity	202,533	221,752

Total liabilities and equity	$460,951	$468,927

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Net patient service revenue	$160,716	$170,295	$283,525	$337,827
Operating expenses:
Direct hospice care	94,371	99,444	165,832	197,899
General and administrative – hospice care	34,490	34,131	61,607	67,931
General and administrative – support center	18,855	16,841	32,950	32,646
Provision for uncollectible accounts	2,979	2,506	5,230	4,869
Depreciation	2,056	1,731	3,707	2,860
Amortization	102	70	167	141

Income from continuing operations before other income (expense)	7,863	15,572	14,032	31,481

Other income (expense):
Interest income	540	121	1,191	287
Interest expense	(2,094)	(1,606)	(3,321)	(3,491)

	(1,554)	(1,485)	(2,130)	(3,204)

Income from continuing operations before provision for income taxes	6,309	14,087	11,902	28,277
Provision for income taxes	2,278	5,065	4,308	10,347

Income from continuing operations	4,031	9,022	7,594	17,930
Loss from discontinued operations, net of tax	(2,365)	(422)	(4,428)	(475)

Net income	1,666	8,600	3,166	17,455
Less: net income (loss) attributable to noncontrolling interests	13	81	(20)	217

Net income attributable to Odyssey stockholders	$1,653	$8,519	$3,186	$17,238

Income (loss) per common share:
Basic:
Continuing operations attributable to Odyssey stockholders	$0.12	$0.27	$0.23	$0.54
Discontinued operations attributable to Odyssey stockholders	(0.07)	(0.01)	(0.13)	(0.02)

Net income attributable to Odyssey stockholders	$0.05	$0.26	$0.10	$0.52

Diluted:
Continuing operations attributable to Odyssey stockholders	$0.12	$0.27	$0.23	$0.54
Discontinued operations attributable to Odyssey stockholders	(0.07)	(0.01)	(0.13)	(0.02)

Net income attributable to Odyssey stockholders	$0.05	$0.26	$0.10	$0.52

Weighted average shares outstanding:
Basic	32,660	32,905	32,650	32,853
Diluted	32,872	33,059	32,853	33,020
Amounts attributable to Odyssey stockholders:
Income from continuing operations, net of tax	4,018	8,941	7,614	17,713
Loss from discontinued operations, net of tax	(2,365)	(422)	(4,428)	(475)

Net income	$1,653	$8,519	$3,186	$17,238

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2009
Operating Activities
Net income attributable to Odyssey stockholders	$3,186	$17,238
Adjustments to reconcile net income to net cash provided by operating activities and discontinued operations:
Loss from discontinued operations, net of income taxes	4,428	475
Depreciation and amortization	3,874	3,001
Net income (loss) attributable to noncontrolling interests	(20)	217
Amortization of debt issue costs	523	364
Stock-based compensation	2,123	2,455
Deferred tax expense	2,050	3,616
Tax (benefit) expense realized for stock option exercises	(16)	8
Provision for uncollectible accounts	5,230	4,869
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(10,451)	(3,414)
Other current assets	(6,733)	692
Accounts payable, accrued nursing home costs, accrued Medicare cap contractual adjustments and accrued expenses	2,070	(7,991)

Net cash provided by operating activities and discontinued operations	6,264	21,530

Investing Activities
Cash paid for acquisitions, net of cash acquired of $22.8 million for the six months ended June 30, 2008, and procurement of licenses	(123,380)	(205)
Cash received from the sale of hospice programs	160	—
Decrease in investments	16,871	—
Purchases of property and equipment, net	(2,247)	(3,351)

Net cash used in investing activities	(108,596)	(3,556)

Financing Activities
Proceeds from issuance of common stock	246	43
Cash received from sale of partnership interests and cash paid for partnership distributions	554	(148)
Tax benefit (expense) realized for stock option exercises	16	(8)
Payments of debt issue costs	(4,315)	—
Proceeds on issuance of debt	130,000	—
Payments on debt	(1,626)	(3,197)

Net cash provided by (used in) financing activities	124,875	(3,310)

Net increase in cash and cash equivalents	22,543	14,664
Cash and cash equivalents, beginning of period	12,386	56,043

Cash and cash equivalents, end of period	$34,929	$70,707

Supplemental cash flow information
Interest paid	$2,443	$3,213
Income taxes paid	$1,367	$9,658
The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2009
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
     The Company’s consolidated financial statements include the accounts and operations of the Company and its subsidiaries and noncontrolling interests in which it owns more than a 50 percent interest. As of June 30, 2009, the Company has 92 Medicare-certified programs in 29 states. All material balances and transactions between the consolidated entities have been eliminated. In accordance with the Company’s fiscal 2009 adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51 (“SFAS 160”), noncontrolling interests (previously shown as minority interests) are reported below net income under the heading “Net income attributable to noncontrolling interests” in the consolidated statements of income and shown as a component of equity in the consolidated balance sheets. See Note 16 to the unaudited consolidated financial statements.
     In accordance with the Company’s fiscal 2009 adoption of SFAS No. 165, “Subsequent Events,” the Company has evaluated subsequent events for recognition or disclosure in the financial statements through the date of issuance, August 7, 2009. See Note 16 to the unaudited consolidated financial statements.
     The acquisition described in Note 2 below significantly affects the comparability of the financial information as of June 30, 2009 and for the six month period then ended.
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
2. ACQUISITION
     On March 6, 2008, the Company completed its acquisition of Scottsdale, Arizona-based VistaCare, Inc. (“VistaCare”) for $8.60 per share, or approximately $147.1 million, plus $2.4 million in transaction costs. Following the completion of this transaction, the Company had approximately 100 Medicare-certified hospice locations in 30 states and an average daily census of more than 12,000 patients. During 2008, the Company consolidated some markets in which Odyssey and VistaCare both had programs in the same location. As of June 30, 2009, the Company has 92 Medicare-certified programs in 29 states. The operations of VistaCare were included in the Company’s results of operations beginning February 29, 2008.

Goodwill of $91.0 million was allocated to the operating segments related to VistaCare. No amount is expected to be deductible for tax purposes. Any future adjustments to the acquired assets and liabilities will be recorded as a component of net income.
     Prior to the acquisition, the Company determined that it would transition the VistaCare corporate functions to the Company’s corporate office. During the third quarter of 2008, the Company substantially completed the transition of the VistaCare corporate functions to its Dallas Support Center and the transition of all the VistaCare program sites to its information systems. During the fourth quarter of 2008, the Company completed the process of ramping up its Support Center operations. Estimated liabilities of $6.1 million for severance costs, $1.9 million for lease termination costs, $0.3 million related to a buyout of a non-compete agreement and $0.2 million for bonuses related to the transition were recorded as part of the purchase price allocation. All estimated liabilities have been paid as of June 30, 2009 except for the lease termination costs which have a remaining balance of $0.7 million.
     On December 31, 2008, the Company acquired a hospice program in Flint, Michigan for approximately $0.5 million.
3. STOCK BENEFIT PLANS
     A summary of stock option activity under the Company’s stock compensation plans at June 30, 2009 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at January 1, 2009	2,252,766	$16.12
Granted	—	$—
Exercised	(6,842)	$5.09
Cancelled	(459,567)	$21.70

Outstanding at June 30, 2009	1,786,357	$14.73	5.23	$897,892

Exercisable at June 30, 2009	1,462,107	$15.36	4.66	$825,798

     The weighted average deemed fair value of the options granted was $4.74 for the six months ended June 30, 2008. No options were granted during the six months ended June 30, 2009. The total aggregate intrinsic value of options exercised was $42,000 and $26,000 during the six months ended June 30, 2008 and 2009, respectively. The total fair value of options and restricted stock awards that vested was $0.5 million and $2.1 million for the six months ended June 30, 2008 and 2009, respectively.
     A summary of the Company’s non-vested shares, including restricted shares, at June 30, 2009 is presented below for the 2001 Equity-Based Compensation Plan (“Compensation Plan”). There are no non-vested shares remaining under the Odyssey HealthCare, Inc. Stock Option Plan (“Stock Option Plan”) as of June 30, 2009.

	Compensation Plan
		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2009	1,119,724	$8.07
Granted	914,568	$10.46
Vested	(248,207)	$8.61
Cancelled	(36,400)	$8.01

Non-vested at June 30, 2009	1,749,685	$9.25

     As of June 30, 2009, there was $15.0 million (pre-tax) of total unrecognized stock-based compensation expense related to the Company’s non-vested stock-based compensation plans which is expected to be recognized over a weighted-average period of 2.9 years. Cash received from option exercises under stock-based payment arrangements during the six months ended June 30, 2008 and 2009 was $48,000 and $35,000, respectively. There were 1,378,118 shares available for issuance under the Compensation Plan as of June 30, 2009.

     In December 2006, the Company issued grants related to 118,130 restricted stock units (“RSUs”) to certain employees for $1.5 million, which represents the fair value of the awards based on the closing price of the stock of $12.88 per share on the date of grant, which was December 20, 2006. This amount is being recognized as stock-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For the three and six months ended June 30, 2009, the Company recorded $0.1 million in stock-based compensation expense related to these RSUs. As of June 30, 2009, there were 44,860 RSUs outstanding related to the December 2006 grants.
     On February 12, 2008, the Company issued grants related to 160,693 time-based RSUs to certain employees for $1.5 million, which represents the fair value of the awards based on the closing price of the stock of $9.18 per share on the date of grant, which was February 12, 2008. This amount is being recognized as stock-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For the three and six months ended June 30, 2009, the Company recorded $0.1 million and $0.2 million, respectively, in stock-based compensation expense related to these RSUs. As of June 30, 2009, there were 112,022 RSUs outstanding related to the February 2008 time-based grants.
     On February 12, 2008, the Company granted incentive-based RSUs to certain employees. The total number and vesting of the incentive-based RSUs eligible for each award recipient was based upon the Company attaining certain specified earnings per share (“EPS”) from continuing operations targets for 2008. Provided the award recipient remains an employee continuously from the date of grant through the applicable vesting date, one-fourth of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, vested on the date the Compensation Committee (“Committee”) certified that the EPS target for 2008 had been met. The remaining three-fourths of the incentive-based RSUs eligible for vesting for each award recipient. will vest in three equal, annual installments beginning on February 12, 2010. During the year ended December 31, 2008, the Company determined that 373,083 of the incentive-based RSUs would be earned and eligible to vest based on a certain EPS target. On March 13, 2009, the Committee certified that the EPS target for 2008 had been met. The fair value of these incentive-based RSUs is $3.4 million, which represents the closing price of the stock of $9.18 per share on the date of grant, which was February 12, 2008. This amount is being recognized as stock-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For the three and six months ended June 30, 2009, the Company recorded stock-based compensation expense of $0.2 million and $0.4 million, respectively, related to these incentive-based RSUs. As of June 30, 2009, there were 279,813 RSUs outstanding related to the February 2008 incentive-based grants.
     In February 2008, the Committee approved, for certain executive officers, the exchange of selected “underwater” stock options for time-based RSUs. The Committee was concerned that the underwater stock options provided little or no financial or retention incentives to the executive officers. The Committee believes that the exchange of the underwater stock options for the time-based RSUs adequately addresses those concerns. Stock option awards of 685,000 shares, with a weighted average exercise price of $17.35, were exchanged for 126,146 shares of time-based RSUs. Of the stock option awards exchanged, 287,500 shares were unvested. The shares of time based RSUs had a fair value of $9.18 per share and will vest ratably over a three year period beginning February 12, 2009. There was no material charge to stock-based compensation expense from the exchange. For the three and six months ended June 30, 2009, the Company recorded stock-based compensation expense of $0.1 million and $0.3 million, respectively, related to these time-based RSUs. As of June 30, 2009, there were 84,519 RSUs outstanding related to these February 2008 grants.
     On May 2, 2008, the Company issued grants related to 36,000 RSUs to its non-employee directors for $0.3 million, which represents the fair value of the awards based on the closing price of the stock of $8.94 per share on the date of grant, which was May 2, 2008. This amount was recognized as stock-based compensation expense on a straight-line basis over the one-year period following the date of grant, which is based on the one-year vesting schedule applicable to the grant. For the three and six months ended June 30, 2009, the Company recorded stock-based compensation expense of $27,000 and $0.1 million, respectively, related to these time-based RSUs. The 36,000 RSUs vested in May 2009. As of June 30, 2009, no RSUs were outstanding related to these May 2008 grants.
     On February 13, 2009, the Company issued grants related to 251,192 time-based RSUs to certain employees for $2.7 million, which represents the fair value of the awards based on the closing price of the stock of $10.74 per share on the date of grant, which was February 13, 2009. This amount is being recognized as stock-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For the three and six months ended June 30, 2009, the Company recorded $0.2 million and $0.3 million, respectively, in stock-based compensation expense related to these RSUs. As of June 30, 2009, there were 251,192 RSUs outstanding related to the February 2009 time-based grants.
     On February 13, 2009, the Company granted incentive-based RSUs to certain employees. The total number and vesting of the incentive-based RSUs eligible for each award recipient is based upon the Company attaining certain specified EPS from continuing operations targets for 2009. Provided the award recipient remains an employee continuously from the date of grant through the applicable vesting date, one-fourth of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, will vest on the date the Committee certifies that the EPS target for 2009 has been met. The remaining three-fourths of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, will vest in three equal, annual installments beginning on February 13, 2011. As of June 30, 2009, the Company determined that it was probable that 468,576 of the incentive-based RSUs will be earned and eligible to vest based on a certain EPS target. The fair value of these incentive-based RSUs is $5.0 million, which represents the closing price of the stock of $10.74 per share on the date of grant, which was February 13, 2009. This amount is being recognized as stock-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is in accordance with the four-year vesting schedule applicable to the grant. For the three and six months ended June 30, 2009, the Company recorded stock-based compensation expense of $0.3 million and $0.5 million, respectively, related to these incentive-based RSUs.
     On March 5, 2009, the Company issued grants related to 39,600 time-based RSUs to certain employees for $0.4 million, which represents the fair value of the awards based on the closing price of the stock of $8.93 per share on the date of grant, which was March 5, 2009. This amount is being recognized as stock-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For the three and six months ended June 30, 2009, the Company recorded $17,000 and $23,000, respectively, in stock-based compensation expense related to these RSUs. As of June 30, 2009, there were 32,400 RSUs outstanding related to the March 2009 grants.
     On March 5, 2009, the Company granted incentive-based RSUs to certain employees. The total number and vesting of the incentive-based RSUs eligible for each award recipient is based upon the Company attaining certain specified EPS from continuing operations targets, earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets or other individual performance targets for 2009. Provided the award recipient remains an employee continuously from the date of grant through the applicable vesting date, one-fourth of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable performance target, will vest on the date the Company’s Chief Executive Officer certifies that the applicable targets for 2009 have been met. The remaining three-fourths of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable performance target, will vest in three equal, annual installments beginning on March 5, 2011. As of June 30, 2009, the Company determined that it was probable that 64,800 of the incentive-based RSUs will be earned and eligible to vest based on certain performance targets. The fair value of these incentive-based RSUs is $0.7 million, which represents the closing price of the stock of $8.93 per share on the date of grant, which was March 5, 2009. This amount is being recognized as stock-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is in accordance with the four-year vesting schedule applicable to the grant. For the three and six months ended June 30, 2009, the Company recorded stock-based compensation expense of $34,000 and $46,000, respectively, related to these incentive-based RSUs.
     On April 2, 2009, the Company issued grants related to 40,000 time-based RSUs to certain employees for $0.4 million, which represents the fair value of the awards based on the closing price of the stock of $9.70 per share on the date of grant, which was April 2, 2009. This amount is being recognized as stock-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For the three months ended June 30, 2009, the Company recorded $24,000 in stock-based compensation expense related to these RSUs. As of June 30, 2009, there were 40,000 RSUs outstanding related to the April 2009 grants.
     On May 8, 2009, the Company issued grants related to 36,000 RSUs to its non-employee directors for $0.4 million, which represents the fair value of the awards based on the closing price of the stock of $10.72 per share on the date of grant, which was May 8, 2009. This amount will be recognized as stock-based compensation expense on a straight-line basis over the one-year period following the date of grant, which is based on the one-year vesting schedule applicable to the grant. For the three months ended June 30, 2009, the Company recorded stock-based compensation expense of $0.1 million related to these time-based RSUs. As of June 30, 2009, there were 36,000 RSUs outstanding related to these May 2009 grants.

4. NET INCOME ATTRIBUTABLE TO ODYSSEY STOCKHOLDERS PER COMMON SHARE
     The following table presents the calculation of basic and diluted net income attributable to Odyssey stockholders per common share:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2009	2008	2009
		(in thousands, except per share amounts)

Numerator:
Numerator for net income per share Income from continuing operations	$4,031	$9,022	$7,594	$17,930
Loss from discontinued operations, net of tax	(2,365)	(422)	(4,428)	(475)
Less: net income (loss) attributable to noncontrolling interests	13	81	(20)	217

Net income attributable to Odyssey stockholders	$1,653	$8,519	$3,186	$17,238

Denominator:
Denominator for basic net income per share – weighted average shares	32,660	32,905	32,650	32,853
Effect of dilutive securities:
Employee stock options and restricted stock awards	210	154	201	167
Series B Preferred Stock Warrants convertible to common stock	2	—	2	—

Denominator for diluted net income per share — adjusted weighted average shares and assumed or actual conversions	32,872	33,059	32,853	33,020

Income (loss) per common share:
Basic:
Continuing operations attributable to Odyssey stockholders	$0.12	$0.27	$0.23	$0.54
Discontinued operations attributable to Odyssey stockholders	(0.07)	(0.01)	(0.13)	(0.02)

Net income attributable to Odyssey stockholders	$0.05	$0.26	$0.10	$0.52

Diluted:
Continuing operations attributable to Odyssey stockholders	$0.12	$0.27	$0.23	$0.54
Discontinued operations attributable to Odyssey stockholders	(0.07)	(0.01)	(0.13)	(0.02)

Net income attributable to Odyssey stockholders	$0.05	$0.26	$0.10	$0.52

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
     For the three and six months ended June 30, 2009, options outstanding of 1,575,485 were not included in the computation of diluted earnings per share because either the exercise prices of the options were greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares, and thus the inclusion would have been antidilutive.

5. EQUITY
     The following table shows the changes in consolidated equity during the six months ended June 30, 2009 (amounts and shares in thousands):

	Odyssey HealthCare Stockholders’ Equity
				Accumulated
				Other
	Shares	Issued Par	Additional	Comprehensive	Retained		Noncontrolling
	Outstanding	Amount	Paid-in Capital	Loss	Earnings	Treasury Stock	Interests	Total Equity
Balances at December 31, 2008	38,138	$38	$117,732	$(1,585)	$153,840	$(69,954)	$2,462	$202,533
Net Income	—	—	—	—	17,238	—	217	17,455
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(148)	(148)
Other comprehensive loss	—	—	—	(41)	—	—	—	(41)
Stock-based compensation expense and issuance of common stock	129	—	1,953	—	—	—	—	1,953

Balances at June 30, 2009	38,267	$38	$119,685	$(1,626)	$171,078	$(69,954)	$2,531	$221,752

6. LONG-TERM INVESTMENTS
     The Company had tax exempt auction rate securities (“ARS”) of $16.7 million at December 31, 2008 and $16.4 million at June 30, 2009, which were classified as available-for-sale long-term investments, as the timing of the liquidation of these investments is uncertain. The ARS held by the Company are private placement securities for which the interest rates are reset every 35 days. The reset dates have historically provided a liquid market for these securities as investors historically could readily sell their investments. These types of securities generally have not experienced payment defaults and are backed by student loans, which carry guarantees as provided for under the Federal Family Education Loan Program of the U.S. Department of Education. All of the securities were AAA/Aaa rated at June 30, 2009. To date the Company has collected all interest payments on all of its ARS when due and expects to continue to do so in the future. The Company intended to liquidate all of its ARS prior to the end of 2008. However, due to the problems experienced in global credit and capital markets generally and the ARS market in particular, the Company’s ability to liquidate its ARS since 2008 has been impaired. The Company successfully liquidated $8.4 million of ARS in January 2008, $8.0 million of ARS in June 2008 and $8.0 million in July 2008, all at par. The remaining principal of $17.1 million associated with ARS will not be accessible until successful ARS auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to maturity, or final payments come due according to contractual maturities from 17 to 29 years. The Company expects that it will receive the principal associated with these ARS through one of these means.
     The Company prepared a discounted cash flow analysis for its ARS using an estimated maturity of one year, which is when the Company estimates it will be able to liquidate these securities at par. The Company used a discount rate to reflect the current reduced liquidity of these securities. The discount rate was calculated by taking the existing interest rate being earned on the ARS as of June 30, 2009 and including a liquidity risk premium rate, which was calculated based on the treasury yields applicable to the ARS maturity dates as of June 30, 2009. As a result of this analysis, the Company reduced the value of the ARS by $0.7 million as of June 30, 2009, which was recognized through other comprehensive loss, net of tax of $0.4 million. At December 31, 2008, the Company had reduced the value of the ARS by $0.4 million, which was recognized through other comprehensive loss, net of tax of $0.3 million.
     As of June 30, 2009, the Company has determined that its ARS classified as available-for-sale with unrealized losses are not other -than-temporarily impaired. The Company expects to recover the entire cost basis of its ARS. The Company does not intend to liquidate its ARS until market conditions improve, nor does it expect to be required to sell its ARS. For the three and six months ended June 30, 2008 and 2009, the Company did not recognize in earnings any credit losses related to its ARS.
     If the uncertainties in the credit and capital markets continue or these markets deteriorate further, these securities may not provide liquidity to the Company when needed or maintain the fair values estimated by the Company. If the Company had to liquidate any ARS at this time, it could incur significant losses. The Company currently believes that it has sufficient liquidity for its current needs without selling any ARS and does not currently intend to liquidate these securities until market conditions improve and it is not more likely than not that the Company will be required to liquidate any ARS before recovery of their entire cost basis. If the Company’s currently available resources are not sufficient for its needs and it is not able to liquidate any ARS on acceptable terms on a timely basis, it could have a significant adverse impact on the Company’s cash flows, financial condition and results of operations.

7. OTHER ACCRUED EXPENSES
     Other accrued expenses are as follows:

	December 31,	June 30,
	2008	2009
	(in thousands)
Workers’ compensation	$8,895	$9,685
Inpatient	7,432	7,585
Deferred rent	6,581	5,393
Pharmacy	728	756
Medical supplies and durable medical equipment	3,507	3,660
Property taxes	487	459
Medical director fees	661	628
Professional fees	3,144	3,770
New billing system and computer software	2,024	—
Interest	1,195	1,111
Federal taxes payable	3,285	749
Accounts receivable credit balances	1,813	1,961
Other	6,152	6,913

	$45,904	$42,670

8. DISCONTINUED OPERATIONS
     The Company conducts an ongoing strategic review of its hospice programs and decides to sell or close certain hospice programs.
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
     During the second quarter of 2008, the Company decided to close the Colorado Springs, Colorado inpatient unit and the Tucson, Arizona VistaCare hospice program. The closures, which were located in the Company’s Mountain and Southwest regions, respectively, resulted in a pretax loss of $2.3 million during the second quarter of 2008, which includes an accrual for future lease costs of the closed programs of $2.1 million.
     During the third quarter of 2008, the Company completed the sale of the Baton Rouge hospice program, which was located in the Company’s Southeast region, and no material amounts were recorded as a result of the sale.
     During the fourth quarter of 2008, the Company completed the sale of the Ventura and Fort Wayne hospice programs, which were located in the West and Midwest regions, respectively, and recognized a pretax gain of $0.1 million for each of these programs.
     During the second quarter of 2009, the Company recorded a pretax loss of approximately $0.6 million, which was a result of the writedown of assets from $2.1 million to $1.5 million for the Oklahoma City program, including the related inpatient unit. The Company completed the sale of the Oklahoma City program, including the related inpatient unit, on July 13, 2009. Net proceeds from the sale were approximately $1.5 million. The $1.5 million received in net proceeds was paid to the Company’s lenders as a mandatory prepayment of principal. See Note 8 to the unaudited consolidated financial statements. The Oklahoma City program and related inpatient unit was the Company’s only program held for sale as of June 30, 2009.

     The assets of these entities included in discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations.” The carrying amounts of these assets were as follows:

	December 31,	June 30,
	2008	2009
	(in thousands)	(in thousands)
Prepaid expenses and other current assets	$15	$15
Net property and equipment	2,052	1,485

Total assets of discontinued operations	$2,067	$1,500

     Net revenue and losses for these entities and the write-down of assets sold were included in the consolidated statements of income as “Loss from discontinued operations, net of tax,” for all periods presented. The amounts are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2009	2008	2009
	(in thousands)		(in thousands)
Net patient service revenue	$1,663	$1,053	$3,800	$2,122

Pre-tax loss from operations	$(3,835)	$(684)	$(6,824)	$(769)
Benefit for income taxes	1,470	262	2,610	294

Loss from operations	(2,365)	(422)	(4,214)	(475)
Loss on sales, net of income taxes	—	—	(214)	—

Loss from discontinued operations, net of tax	$(2,365)	$(422)	$(4,428)	$(475)

9. TERM LOAN AND LINE OF CREDIT
     In connection with the Company’s acquisition of VistaCare, it entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) on February 28, 2008 with General Electric Capital Corporation and certain other lenders that provides the Company with a $130.0 million term loan (the “Term Loan”) and a $30.0 million revolving line of credit. The Term Loan was used to pay a portion of the purchase price and costs incurred with respect to the acquisition of VistaCare and to pay certain fees and expenses incurred in connection with the Credit Agreement. The revolving line of credit may be used to fund future acquisitions, working capital, capital expenditures and for general corporate purposes. There were no borrowings outstanding on the revolving line of credit at June 30, 2009. Borrowings under the Term Loan and revolving line of credit bear interest at an applicable margin above an Index Rate (based on the higher of the prime rate or 50 basis points over the federal funds rate) or above LIBOR. At June 30, 2009, both the applicable term loan margin and the applicable revolver margin for LIBOR loans was 2.75% and for Index Rate loans was 1.75% and, based on the Company’s leverage ratio, each may increase up to 3.25% for LIBOR loans and up to 2.25% for Index Rate loans. In addition, based on the Company’s leverage ratio, the LIBOR loans may decrease to 2.50% while the Index Rate loans may decrease to 1.50% when the Company’s leverage ratio is 1.25 or lower.
     At June 30, 2009, $56.7 million of the Term Loan bears interest at LIBOR plus 2.75% (ranging from 3.06% to 3.07%) while $40.0 million of the Term Loan bears interest at a fixed rate of 5.70% and $20.0 million of the Term Loan bears interest at a fixed rate of 6.18% as a result of interest rate swap agreements. The remaining $3.2 million of the Term Loan bears interest at the Index Rate plus 1.75% (5.00%) at June 30, 2009. In April 2008, the Company entered into two interest rate swap agreements described in Note 12 that effectively convert a notional amount of $60.0 million of floating rate borrowings to fixed rate borrowings.
     The final installment of the Term Loan will be due on February 28, 2014 and the revolving line of credit will expire on February 28, 2013. The revolving line of credit has an unused facility fee of 0.25% per annum. As of June 30, 2009, the Company was in compliance with its financial covenants. During the three months ended June 30, 2009, the Company paid approximately $1.6 million in scheduled principal payments on its Term Loan. The Company paid $1.5 million related to mandatory prepayments of principal in July 2009, which were based on cash proceeds received from the sale of the Oklahoma City program. In addition, based on the Company’s projected annual excess cash flow calculation for the year ended December 31, 2009, the Company expects to prepay an estimated $9.4 million in principal on its Term Loan. This prepayment of principal will be due during the second quarter of 2010. As of June 30, 2009, the estimated projected prepayment of $9.4 million has been reclassed to current maturities of long-term debt from long-term debt on the balance sheet.

10. CONTINGENCIES
     On February 14, 2008, the Company received a letter from the Medicaid Fraud Control Unit of the Texas Attorney General’s office notifying the Company that it is conducting an investigation concerning Medicaid hospice services provided by the Company, including the Company’s practices with respect to patient admission and retention, and requesting medical records of approximately 50 patients served by the Company’s programs in the State of Texas. Based on the preliminary stage of this investigation and the limited information that the Company has at this time the Company cannot predict the outcome of this investigation, the Texas Attorney General’s views of the issues being investigated, any actions that the Texas Attorney General may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources. The Company believes that it is in material compliance with the rules and regulations applicable to the Texas Medicaid hospice program.
     On May 5, 2008, the Company received a letter from the United States Department of Justice (“DOJ”) notifying the Company that it is conducting an investigation of VistaCare, Inc. and requesting that the Company provide certain information and documents related to its investigation of claims submitted by VistaCare to Medicare and TRICARE from January 1, 2003 through March 6, 2008, the date the Company completed the acquisition of VistaCare. The DOJ is reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The Company is cooperating with the DOJ and has provided certain documents requested by the DOJ. Based on the preliminary stage of the DOJ’s investigation and the limited information that the Company has at this time, it cannot predict the outcome of the investigation, the DOJ’s views of the issues being investigated, any actions that the DOJ may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources.
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
     On January 5, 2009, the Company received a letter from the Georgia State Health Care Fraud Control Unit notifying the Company that it is conducting an investigation concerning Medicaid hospice services provided by VistaCare from 2003 through 2007 and requesting certain documents. The Company is cooperating with the Georgia State Health Care Fraud Control Unit and has complied with the document request. Based on the preliminary stage of this investigation and the limited information that the Company has at this time, the Company cannot predict the outcome of the investigation, the Georgia State Health Care Fraud Control Unit’s views of the issues being investigated, any actions that the Georgia State Health Care Fraud Control Unit may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources.
     On February 2, 2009, the Company received a subpoena from the United States Office of Inspector General (“OIG”) requesting certain documents related to the Company’s provision of continuous care services from January 1, 2004 through February 2, 2009. On June 9, 2009, the Company received a second subpoena from the OIG requesting medical records for certain patients who had been provided continuous care services by the Company. The Company is cooperating with the OIG and is in the process of complying with the subpoena requests. Based on the preliminary stage of this investigation and the limited information that the Company has at this time the Company cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated, any actions that the OIG may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources.
     On March 5, 2009, the Company received a notice submitted on behalf of Ronaldo Ramos to the California Labor & Workforce Development Agency regarding his intent to file a claim for penalties pursuant to the California Private Attorney General Act for alleged violations of the California Labor Code. Ramos is a former employee of the Company and alleges that he and others similarly situated were improperly paid for on-call hours. His notice indicates that he intends to seek to recover unpaid wages, overtime, penalties, punitive damages, interest, and attorney’s fees. The Company is not aware of him filing a lawsuit. The Company believes that it has complied with all regulations at issue, and intends to vigorously defend against the claims asserted. Because the matter is in its early stage, the Company cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome.
     From time to time, the Company may be involved in other litigation matters relating to claims that arise in the ordinary course of its business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to the Company, the Company does not believe that the resolution of these other litigation matters to which the Company is currently a party will have a material adverse effect on the Company’s business, results of operations or liquidity. As of June 30, 2009, the Company has accrued approximately $2.3 million related to these other litigation matters.
11. SEGMENT REPORTING
     The Company currently evaluates performance and allocates resources primarily on the basis of cost per day of care and income from continuing operations. During 2009, the Company reorganized the regions and restated the financial information presented below for current and prior periods. The hospice programs may change from time to time, but regions are presented for all periods in a comparative format. Prior periods have been restated for the reclassification of discontinued programs to discontinued operations. The distribution by regions of the Company’s net patient service revenue, direct hospice care expenses, income from continuing operations before other income (expense) (which is used by management for operating performance review), average daily census and total assets are summarized in the following tables:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008		2009
	(in thousands)		(in thousands)
Net patient service revenue:
Northeast	$14,585	$17,215	$27,274		$34,402
Southeast	9,000	9,113	18,040		18,130
South Central	17,393	20,052	33,075		38,995
Texas	30,742	31,866	52,606		62,520
Midwest	13,980	18,132	27,149		35,296
Mountain	18,205	14,967	35,586		30,814
West	16,942	18,774	33,546		37,343
South	15,529	15,502	23,347		30,850
North	14,129	13,180	19,897		26,325
Southwest	10,542	10,918	14,793		22,591
Support Center	(331)	576	(1,788	)(1)	561

	$160,716	$170,295	$283,525		$337,827

(1)	Includes $1.5 million additional accrual for the six months ended June 30, 2008 related to Medicare cap, which was not allocated to respective regions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
	(in thousands)		(in thousands)
Direct hospice care expenses:
Northeast	$8,156	$9,715	$15,277	$19,301
Southeast	5,436	5,690	10,938	11,222
South Central	11,115	12,424	21,269	24,238
Texas	19,344	19,627	32,592	38,951
Midwest	8,145	9,977	15,669	20,097
Mountain	10,022	8,771	19,478	17,560
West	8,658	9,660	17,140	19,506
South	9,144	9,586	13,897	18,676
North	8,269	7,135	11,505	14,441
Southwest	6,895	6,959	9,435	13,964
Support Center	(813)	(100)	(1,368)	(57)

	$94,371	$99,444	$165,832	$197,899

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
	(in thousands)		(in thousands)
Income from continuing operations before other income (expense):
Northeast	$3,366	$3,831	$5,901	$7,855
Southeast	1,367	1,328	3,043	2,706
South Central	1,841	3,208	3,261	5,949
Texas	4,627	5,082	8,315	9,488
Midwest	2,758	4,656	5,313	7,833
Mountain	4,169	2,868	8,077	6,660
West	4,743	5,169	9,222	9,999
South	2,547	2,050	3,537	4,264
North	3,438	3,783	4,991	6,999
Southwest	1,705	1,532	2,654	3,626
Support Center	(22,698)	(17,935)	(40,282)	(33,898)

	$7,863	$15,572	$14,032	$31,481

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Average Daily Census:
Northeast	1,141	1,275	1,060	1,283
Southeast	726	713	723	709
South Central	1,324	1,433	1,268	1,405
Texas	2,368	2,376	1,997	2,368
Midwest	1,101	1,235	1,038	1,226
Mountain	1,308	1,058	1,252	1,065
West	1,077	1,177	1,065	1,165
South	1,206	1,175	901	1,159
North	1,109	983	769	991
Southwest	852	843	595	856

	12,212	12,268	10,668	12,227

	December	June
	31, 2008	30, 2009
	(in thousands)
Total Assets:
Northeast	$22,935	$24,254
Southeast	19,180	18,644
South Central	40,733	38,425
Texas	72,181	69,206
Midwest	24,221	27,658
Mountain	45,435	46,172
West	21,305	21,989
South	30,585	27,879
North	37,775	35,915
Southwest	31,418	29,856
Support Center	115,183	128,929

	$460,951	$468,927

12. DERIVATIVE FINANCIAL INSTRUMENTS
     The Company entered into an interest rate swap agreement during April 2008, which effectively converts a notional amount of $40.0 million of floating rate borrowings to fixed rate borrowings. The Company accounts for the interest rate swaps as a cash flow hedge under Financial Accounting Standards Board No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). The Company believes the interest rate swaps will be highly effective in achieving the Company’s goal of minimizing the volatility of cash flows associated with changes in interest rates on its variable debt. The term of the interest rate swap expires in April 2011. The Company pays a rate of 5.70% and receives LIBOR plus 2.75%, which was 5.72% at inception, in connection with this interest rate swap agreement. The Company entered into a second interest rate swap agreement in April 2008, which effectively converts a notional amount of $20.0 million of floating rate borrowings to fixed rate borrowings. The term of this second interest rate swap also expires in April 2011. With respect to this second interest rate swap agreement, the Company pays a rate of 6.18% and receives LIBOR plus 2.75%, which was 5.92% at inception.
     The Company is exposed to credit losses in the event of nonperformance by the counterparties to the two interest rate swap agreements. Management believes that the counterparties are creditworthy and anticipates that the counterparties and the Company will satisfy all obligations under the contracts. The interest rate swaps are designated as cash flow hedges and the Company believes that the hedges will be highly effective. Changes in fair value of the interest rate swaps, net of income tax, are being recognized through other comprehensive income or loss. As of June 30, 2009, the Company does not expect any amounts to be reclassed within the next twelve months to earnings from accumulated other comprehensive loss related to these cash flow hedges.
     The interest rate swap agreements qualify for hedge accounting treatment under SFAS 133 and have been designated as cash flow hedges. Hedge effectiveness testing for the three and six months ended June 30, 2008 and 2009 indicates that the swaps are highly effective hedges and as such, there is no amount related to hedging ineffectiveness to expense. The Company does not anticipate that the 2009 other comprehensive loss will be reclassified into earnings within the next year.
     The fair values of our interest rate swap agreements as presented in the consolidated balance sheets are as follows (in thousands):

Liability Derivatives
	December 31, 2008		June 30, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap agreements	Other Long Term Liabilities	$(2,042)	Other Long Term Liabilities	$(1,865)

     The effect of the interest rate swap agreements on our consolidated comprehensive loss, net of related taxes, for the three months ended June 30, is as follows (in thousands):

	Amount of Income/(Loss) Recognized		Income/(Loss) Reclassified from
	in Other Comprehensive		Accumulated Other Comprehensive
	Income/(Loss)		Loss to Earnings (effective portion)
	2008	2009	2008	2009
Derivatives designated as cash flow hedges:
Interest rate swap agreements	$(420)	$165	—	—

     The effect of the interest rate swap agreements on our consolidated comprehensive loss, net of related taxes, for the six months ended June 30, is as follows (in thousands):

	Amount of Income/(Loss) Recognized		Income/(Loss) Reclassified from
	in Other Comprehensive		Accumulated Other Comprehensive
	Income/(Loss)		Loss to Earnings (effective portion)
	2008	2009	2008	2009
Derivatives designated as cash flow hedges:
Interest rate swap agreements	$(420)	$112	—	—

13. EFFECTIVE INCOME TAX RATE

The Company’s provision for income taxes consists of current and deferred federal and state income tax expenses. The Company’s effective tax rate for both of the three months ended June 30, 2008 and 2009 was approximately 36.2%. The Company’s effective tax rate for the six months ended June 30, 2008 and 2009 was approximately 36.1% and 36.9%, respectively. The increase in the effective tax rate for the six months ended June 30, 2009 is related to a higher percentage of taxable earnings due to the Company’s increasing income before taxes and the Company’s lower tax-exempt interest income earned due to lower interest rates. There was also a decrease in the effective tax rate due to the filing of the final VistaCare federal tax return and the tax treatment of transaction costs incurred related to the sale of VistaCare. The Company estimates that its effective tax rate for 2009 will be approximately 36.9%.
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2009	2008	2009
Statutory state and federal income tax rate	36.2%	36.2%	36.1%	36.9%
Less: net income (loss) attributable to noncontrolling interests	0.1	0.3	(0.1)	0.3

Effective income tax rate for controlling interest	36.1%	35.9%	36.2%	36.6%

14. FAIR VALUE MEASURES
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
     At June 30, 2009, the Company had assets related to its ARS of $17.1 million that were measured at fair value on a recurring basis using the Level 3 valuation methodology. The Company prepared a discounted cash flow analysis for its ARS to estimate a fair value as of June 30, 2009. The assumptions included using an estimated maturity of one year, which is when the Company estimates it will be able to liquidate these ARS at par and a discount rate to reflect the current reduced liquidity of these ARS. The discount rate was calculated by taking the existing interest rate being earned on the ARS as of June 30, 2009 and including a liquidity risk premium rate, which was calculated based on the treasury yields applicable to the ARS maturity dates as of June 30, 2009. As a result of this analysis, the Company reduced the value of the ARS by $0.7 million as of June 30, 2009, which was recognized through other comprehensive loss, net of tax of $0.4 million.
     Also, at June 30, 2009, the Company had net liabilities related to its interest rate swaps of approximately $1.2 million, net of income tax, that were measured at fair value on a recurring basis using the Level 3 valuation methodology. The fair value reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities along with estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties.
     The Company has no assets or liabilities measured at fair value using the Level 2 valuation methodology. The Company’s cash and cash equivalents are measured at fair value using the Level 1 valuation methodology.
     The following table presents the changes in fair value of the Company’s Level 3 assets related to the ARS and the Company’s Level 3 liabilities related to the interest rate swaps for the three and six months ended June 30, 2009 (in thousands):

	Three Months Ended
	June 30, 2009
		Interest
	ARS	Rate Swaps
Balance at April 1, 2009	$16,537	$(2,124)
Transfers from Level 3	—	—
Sales of securities	—	—
Unrealized income (loss) included in other comprehensive loss (before tax)	(121)	259

Balance at June 30, 2009	$16,416	$(1,865)

	Six Months Ended
	June 30, 2009
		Interest
	ARS	Rate Swaps
Balance at January 1, 2009	$16,659	$(2,042)
Transfers from Level 3	—	—
Sales of securities	—	—
Unrealized income (loss) included in other comprehensive loss (before tax)	(243)	177

Balance at June 30, 2009	$16,416	$(1,865)

15. COMPREHENSIVE INCOME
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
     The components of comprehensive income, net of income tax, are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Net income	$1,653	$8,519	$3,186	$17,238
Other comprehensive income or loss, net of tax:
Unrealized income (loss) on interest rate swaps	(420)	165	(420)	112
Unrealized income (loss) on ARS	73	(74)	(252)	(153)

Comprehensive income	$1,306	$8,610	$2,514	$17,197

     Accumulated other comprehensive loss, net of income tax, at June 30, 2009 is comprised of $0.4 million and $1.2 million in losses related to the fair value of ARS and interest rate swaps, respectively. At December 31, 2008, accumulated other comprehensive loss, net of income tax, was comprised of $0.3 million and $1.3 million in losses related to the fair value of ARS and interest rate swaps, respectively.

16. RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of Statement No. 157, “Fair Value Measurements” (“SFAS 157”) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually to fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company adopted SFAS 157-2 on January 1, 2009 and it did not have a material impact on the Company’s financial condition, results from operations or cash flows.
     In April 2009, the FASB issued Staff Position No. 157-4 (“FSP 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of SFAS 157-4 did not have a material impact on the Company’s financial condition, results from operations or cash flows.
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
     The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), on January 1, 2009. As a result of adopting SFAS 160, the Company presents noncontrolling interests (previously shown as minority interests in consolidated subsidiaries) as a component of equity on the consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction in net income on the consolidated statements of income, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” Total provision for income taxes remains unchanged; however, the Company’s effective tax rate as calculated from the balances shown on the consolidated statements of income have changed as net income attributable to noncontrolling interests is no longer included as a deduction in the determination of income from continuing operations (See Note 13). The adoption of SFAS 160 did not have a material impact on the Company’s financial condition, results from operations or cash flows.
     In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which was effective January 1, 2009. SFAS 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities to include how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The Company adopted SFAS 161 on January 1, 2009.
     In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 115-2 and 124-2 requires comparative disclosures only for periods ending after initial adoption. The Company adopted this FSP during the second quarter of 2009 and it did not have a material impact on its financial condition, results from operations or cash flows.

     In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends the SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP No. 107-1 also amends APB Opinion 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP 107-1 is effective for all reporting periods ending after June 15, 2009. The Company adopted this FSP during the second quarter of 2009 and included additional disclosure information above regarding the Company’s fair value of financial instruments.
     In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”), which was effective for interim or annual periods ending after June 15, 2009. SFAS 165 establishes general standards of accounting for disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS 165 was effective for the Company during the second quarter of 2009.
     In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS 162”, (“SFAS 168”). SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognizes the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The Company does not anticipate any impact on its financial condition, results from operations or cash flows from the adoption of SFAS 168.

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
OVERVIEW
     On March 6, 2008 we completed our acquisition of VistaCare. Following the completion of the VistaCare acquisition, we now serve over 12,000 patients and their families each day. Our financial results for the six months ended June 30, 2008 include financial results for only four full months of VistaCare operations. See Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed description of the transaction.
     We are one of the largest providers of hospice care in the United States in terms of both average daily patient census and number of Medicare-certified hospice programs. As of June 30, 2009, we operated 92 Medicare-certified hospice programs, serving patients and their families in 29 states. We operate all of our hospice programs through our operating subsidiaries. During the three months ended June 30, 2009, our average daily census was 12,268 patients, which represents a 0.5% increase over our average daily census of 12,212 patients for the three months ended June 30, 2008. Our net patient service revenue of $170.3 million for the three months ended June 30, 2009 represents an increase of 6.0% over our net patient service revenue of $160.7 million for the three months ended June 30, 2008. We reported income from continuing operations attributable to Odyssey stockholders of $8.9 million for the three months ended June 30, 2009, which represents an increase of 122.5% from our income from continuing operations attributable to Odyssey stockholders of $4.0 million for the three months ended June 30, 2008. We reported net income attributable to Odyssey stockholders of $8.5 million, which includes a $0.4 million loss from discontinued operations, net of taxes, for the three months ended June 30, 2009, compared to net income attributable to Odyssey stockholders of $1.7 million for the three months ended June 30, 2008, which includes a $2.4 million loss from discontinued operations, net of taxes.
DEVELOPED HOSPICES
     During the first quarter of 2008, our hospice program located in Augusta, Georgia received its Medicare certification. During the second quarter of 2008, our hospice program located in Dayton, Ohio received its Medicare certification. During the third quarter of 2008 we converted our Dayton, Ohio program to an alternate delivery site of our Columbus, Ohio program. During the three months ended June 30, 2008 and 2009, we incurred pre-tax start-up losses of approximately $0.3 million and $0.2 million, respectively, for developed hospice programs.
     Once a hospice becomes Medicare certified, the process is started to obtain Medicaid certification. The process to obtain Medicare and Medicaid certification takes approximately twelve to eighteen months and varies from state to state.
ACQUISITIONS
     During 2008, as discussed above, we completed the acquisition of VistaCare on March 6, 2008 for approximately $149.5 million, which includes $2.4 million in transaction costs. We financed the VistaCare acquisition primarily with a $130.0 million term loan. See Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
     In addition, on December 31, 2008, we acquired a hospice program in Flint, Michigan for approximately $0.5 million. We financed this acquisition with cash generated from operations.
     We accounted for these acquisitions as purchases.
     As part of our ongoing acquisition strategy, we are continually evaluating other potential acquisition opportunities.
     Goodwill from our hospice acquisitions was $189.5 million as of June 30, 2009, representing 85.5% of equity and 40.4% of total assets as of June 30, 2009. We do not amortize goodwill from acquisitions based on the provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are reviewed for impairment annually (during the fourth quarter) or more frequently if indicators arise. As of June 30, 2009, no impairment indicators were identified. Other intangible assets continue to be amortized over their useful lives.
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
     During the second quarter of 2008, we decided to close the Colorado Springs, Colorado inpatient unit and the Tucson, Arizona VistaCare hospice program. The closures, which were located in our Mountain and Southwest regions, respectively, resulted in a pretax loss of $2.3 million during the second quarter of 2008, which includes an accrual for future lease costs of the closed programs of $2.1 million.
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
     During the second quarter of 2009, we recorded a pretax loss of approximately $0.6 million which was a result of the writedown of assets from $2.1 million to $1.5 million for the Oklahoma City program including the related inpatient unit. We completed the sale of the Oklahoma City program including the related inpatient unit on July 13, 2009. Net proceeds from the sale were approximately $1.5 million. The Oklahoma City program and related inpatient unit was our only program held for sale as of June 30, 2009.
     During the three months ended June 30, 2008 and 2009, we recorded a charge of approximately $2.4 million and $0.4 million, respectively, net of taxes, or $0.07 and $0.01 per diluted share, respectively, related to these programs in discontinued operations. These charges are included in discontinued operations for the respective periods.
     During the six months ended June 30, 2008 and 2009, we recorded a charge of approximately $4.4 million and $0.5 million, respectively, net of taxes, or $0.13 and $0.02 per diluted share, respectively, related to these programs in discontinued operations. These charges are included in discontinued operations for the respective periods.
     Our results of operations and statistics for prior periods have been restated to reflect the reclassification of these programs to discontinued operations.
NET PATIENT SERVICE REVENUE
     Net patient service revenue is the estimated net realizable revenue from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered to our patients. To determine net patient service revenue, we adjust gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap contractual adjustments. Net patient service revenue does not include charity care or the Medicaid room and board payments. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 92.8% and 93.0% of our net patient service revenue for the three months ended June 30, 2008 and 2009, respectively, and represented approximately 92.7% and 93.0% of our net patient service revenue for the six months ended June 30, 2008 and 2009, respectively. Services provided under Medicaid programs represented approximately 4.0% and 3.9% of our net patient service revenue for the three months ended June 30, 2008 and 2009, respectively, and represented approximately 4.0% of our net patient service revenue for both of the six months ended June 30, 2008 and 2009. The payments we receive from Medicare and Medicaid are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.

     The four main levels of care we provide are routine home care, general inpatient care, continuous home care and inpatient respite care. We also receive reimbursement for physician services, self-pay and non-governmental room and board. Routine home care is the largest component of our gross patient service revenue, representing 89.9% and 89.6% of gross patient service revenue for the three months ended June 30, 2008 and 2009, respectively, and 89.5% and 89.3% of gross patient service revenue for the six months ended June 30, 2008 and 2009, respectively. General inpatient care represented 7.1% and 7.2% of gross patient service revenue for the three months ended June 30, 2008 and 2009, respectively, and 7.3% and 7.4% of gross patient service revenue for the six months ended June 30, 2008 and 2009, respectively. Continuous home care represented 2.0% and 2.1% of gross patient service revenue for the three months ended June 30, 2008 and 2009, respectively, and 2.2% of gross patient service revenue for both of the six months ended June 30, 2008 and 2009. Inpatient respite care and reimbursement for physician services, self-pay and non-governmental room and board represents the remaining 1.0% and 1.1% of gross patient service revenue for the three months ended June 30, 2008 and 2009, respectively, and 1.0% and 1.1% of gross patient service revenue for the six months ended June 30, 2008 and 2009, respectively.
     The principal factors that impact net patient service revenue are our average daily census, levels of care, annual changes in Medicare and Medicaid payment rates due to adjustments for inflation and estimated Medicare cap and commercial contractual adjustments. Average daily census is affected by the number of patients referred and admitted into our hospice programs and the average length of stay of those patients once admitted. Average length of stay is impacted by patients’ decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay is 88 and 79 days for the three months ended June 30, 2008 and 2009, respectively. Our average hospice length of stay is 85 and 81 days for the six months ended June 30, 2008 and 2009, respectively.
     Payment rates under the Medicare and Medicaid programs are indexed for inflation annually; however, the increases have historically been less than actual inflation. On October 1, 2007 and 2008, the base Medicare payment rates for hospice care increased by approximately 3.3% and 3.6%, respectively, over the base rates previously in effect. These rates were further adjusted geographically by the hospice wage index. On July 31, 2008, the Centers for Medicare and Medicaid Services (“CMS”) published a final rule that modifies the hospice wage index by phasing out over a three year period the budget neutrality adjustment factor (“BNAF”). According to the final rule, the phase out would occur over a three year period beginning on October 1, 2008, with 25% of the phase-out becoming effective on October 1, 2008, 50% becoming effective on October 1, 2009 and the balance on October 1, 2010. In February 2009, as part of the American Recovery and Reinvestment Act of 2009, the implementation of the phase-out of the BNAF was delayed until October 1, 2009. CMS began paying providers the estimated 1.1% increase in hospice rates from October 1, 2008 during the second quarter of 2009. On July 30, 2009, CMS issued a final rule to update the Medicare hospice wage index. The final rule also implements the phase-out of the BNAF beginning on October 1, 2009. The phase-out of the BNAF will occur over a seven year period, 10% in the first year and an additional 15% in each of the succeeding six years. According to CMS, payments to Medicare participating hospices are estimated to increase by approximately 1.4% beginning on October 1, 2009. The increase in hospice payments is the net result of a 2.1% increase in the base payment rates for the annual market basket update reduced by a 0.7% reduction in payments due to the phase-out of the BNAF.
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
     Dollar Amount Cap. The Medicare revenue paid to a hospice program from November 1 to October 31 of the following year may not exceed the annual cap amount, which is calculated by using the following formula: the product of the number of admissions to the program by patients who are electing to receive their Medicare hospice benefit for the first time, multiplied by the Medicare cap amount, which for the November 1, 2007 through October 31, 2008 Medicare fiscal year was $22,386. The Medicare cap amount is reduced proportionately for patients who transferred in or out of our hospice services. The Medicare cap amount is annually adjusted for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. On May 5, 2009, CMS announced that the Medicare cap amount is $23,014 for the 2009 cap year which is from November 1, 2008 through October 31, 2009.

     Inpatient Care Cap. A hospice program’s inpatient care days, either general inpatient or respite inpatient care and regardless of setting, may not exceed 20% of the program’s total patient care days in the Medicare cap year. None of our hospice programs exceeded the payment limits on general inpatient care services for the year ended December 31, 2008.
     The following table shows the amounts accrued and paid for the Medicare cap contractual adjustments for the year ended December 31, 2008 and for the six months ended June 30, 2009, respectively:

	Accrued Medicare Cap Contractual
	Adjustments
	December 31,		June 30,
	2008		2009
Beginning balance — accrued Medicare cap contractual adjustments	$21,682		$23,719
Medicare cap contractual adjustments	6,852	(1)	256	(2)
Medicare cap contractual adjustments — discontinued operations	(27	)(3)	(78	)(3)
Payments to Medicare fiscal intermediaries	(12,996)		(8,408)
Balances acquired with the VistaCare acquisition	8,208		—

Ending balance — accrued Medicare cap contractual adjustments	$23,719		$15,489

(1)	Includes additional accrual of $1.5 million related to the 2006 Medicare cap year.

(2)	Includes an accrual reversal of $0.5 million related to the 2007 Medicare cap year.

(3)	Medicare cap contractual adjustments reclassified to discontinued operations are related to all programs we have discontinued and/or sold during 2006, 2007 and 2008.
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

     The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for hospice care for the three and six months ended June 30, 2008 and 2009, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Direct hospice care expenses:
Salaries, benefits and payroll taxes	38.2%	38.0%	38.2%	38.4%
Pharmaceuticals	4.8	4.8	4.7	4.8
Medical equipment and supplies	5.8	5.4	5.7	5.4
Inpatient costs	2.1	2.1	2.3	2.1
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	7.8	8.1	7.6	7.9

Total	58.7%	58.4%	58.5%	58.6%

General and administrative expenses – hospice care:
Salaries, benefits and payroll taxes	14.7%	13.5%	14.9%	13.5%
Leases	2.8	2.7	2.8	2.7
Other (including insurance, recruiting, travel, telephone and printing )	4.0	3.8	4.0	3.9

Total	21.5%	20.0%	21.7%	20.1%

     The following table sets forth the cost per day of care represented by the items included in direct hospice care expenses and general and administrative expenses for hospice care for the three and six months ended June 30, 2008 and 2009, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Direct hospice care expenses:
Salaries, benefits and payroll taxes	$55.18	$58.02	$55.83	$58.69
Pharmaceuticals	6.96	7.38	6.91	7.28
Medical equipment and supplies	8.44	8.25	8.29	8.32
Inpatient costs	3.09	3.15	3.35	3.14
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	11.25	12.28	11.03	11.99

Total	$84.92	$89.08	$85.41	$89.42

General and administrative expenses – hospice care:
Salaries, benefits and payroll taxes	$21.30	$20.66	$21.75	$20.60
Leases	4.10	4.09	4.13	4.19
Other (including insurance, recruiting, travel, telephone and printing )	5.64	5.82	5.85	5.90

Total	$31.04	$30.57	$31.73	$30.69

PROVISION FOR INCOME TAXES
     Our provision for income taxes consists of current and deferred federal and state income tax expenses. Our effective tax rate for both of the three months ended June 30, 2008 and 2009 was approximately 36.2%. Our effective tax rate for the six months ended June 30, 2008 and 2009 was approximately 36.1% and 36.9%, respectively. The increase in the effective tax rate for 2009 is related to a higher percentage of taxable earnings due to our increasing income before taxes and our lower tax-exempt interest income earned due to lower interest rates. There was also a decrease in the effective tax rate due to the filing of the final VistaCare federal tax return and the tax treatment of transaction costs incurred related to the sale of VistaCare. We estimate that our effective tax rate for 2009 will be approximately 36.9%.

RESULTS OF OPERATIONS
     The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the three and six months ended June 30, 2008 and 2009, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Net patient service revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct hospice care	58.7	58.4	58.5	58.6
General and administrative – hospice care	21.5	20.0	21.7	20.1
General and administrative – support center	11.7	9.9	11.6	9.7
Provision for uncollectible accounts	1.9	1.5	1.8	1.4
Depreciation and amortization	1.3	1.1	1.4	0.9

Income from continuing operations before other income (expense)	4.9	9.1	5.0	9.3
Other income (expense), net	(1.0)	(0.9)	(0.8)	(0.9)

Income from continuing operations before provision for income taxes	3.9	8.2	4.2	8.4
Provision for income taxes	1.4	3.0	1.5	3.1

Income from continuing operations	2.5	5.2	2.7	5.3
Loss from discontinued operations, net of income taxes	(1.5)	(0.2)	(1.6)	(0.1)

Net income	1.0%	5.0%	1.1%	5.2%
Less: net income (loss) attributable to noncontrolling interests	0.0	0.0	0.0	(0.1)

Net income attributable to Odyssey stockholders	1.0%	5.0%	1.1%	5.1%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2009
     The following table summarizes and compares our results of operations for the three months ended June 30, 2008 and 2009, respectively:

	Three Months Ended
	June 30,
	2008	2009	$ Change	% Change
	(in thousands, except % change)
Net patient service revenue	$160,716	$170,295	$9,579	6.0%
Operating expenses:
Direct hospice care	94,371	99,444	5,073	5.4%
General and administrative – hospice care	34,490	34,131	(359)	(1.0)%
General and administrative – support cente	18,855	16,841	(2,014)	(10.7)%
Provision for uncollectible accounts	2,979	2,506	(473)	(15.9)%
Depreciation and amortization	2,158	1,801	(357)	(16.5)%

Income from continuing operations before other income (expense)	7,863	15,572	7,709	98.0%
Other income (expense), net	(1,554)	(1,485)	69	4.4%

Income from continuing operations before provision for income taxes	6,309	14,087	7,778	123.3%
Provision for income taxes	2,278	5,065	2,787	122.3%

Income from continuing operations	4,031	9,022	4,991	123.8%
Loss from discontinued operations, net of income taxes	(2,365)	(422)	1,943	82.2%

Net income	1,666	8,600	6,934	416.2%
Less: net income (loss) attributable to noncontrolling interests	13	81	68	523.1%

Net income attributable to Odyssey stockholders	$1,653	$8,519	$6,866	415.4%

Net Patient Service Revenue
     Net patient service revenue increased $9.6 million, or 6.0%, from $160.7 million for the three months ended June 30, 2008 to $170.3 million for the three months ended June 30, 2009, due primarily to an increase in the net patient service revenue per day along with an increase in the average daily census (“ADC”). Net patient service revenue per day of care was $144.63 and $152.54 for the three months ended June 30, 2008 and 2009, respectively, which was an increase of $7.91, or 5.5%. This increase was primarily due to overall increases in Medicare payment rates for our hospice services of approximately 3.6% effective on October 1, 2008. In addition, Medicare cap contractual decreased $2.5 million from an expense of $1.4 million for the three months ended June 30, 2008 to a credit of $1.1 million for the three months ended June 30, 2009. During the three months ended June 30, 2009, we recorded a positive adjustment of approximately $0.5 million for the Medicare cap contractual related to the 2007 Medicare cap year. In addition, we recovered Medicare cap contractual of approximately $0.5 million accrued previously during the current Medicare cap year due to increases in admissions and changes in our patient mix in select markets. Medicare revenues represented 92.8% and 93.0% of our net patient service revenue for the three months ended June 30, 2008 and 2009, respectively. Medicaid revenues represented 4.0% and 3.9% of our net patient service revenue for the three months ended June 30, 2008 and 2009, respectively.
Direct Hospice Care Expenses
     Direct hospice care expenses increased $5.1 million, or 5.4%, from $94.4 million for the three months ended June 30, 2008 to $99.5 million for the three months ended June 30, 2009, due primarily to an increase in salaries, benefits and payroll tax expense. Salaries, benefits and payroll tax expense increased $3.5 million, or 5.7%, from $61.3 million for the three months ended June 30, 2008 to $64.8 million for the three months ended June 30, 2009. As a percentage of net patient service revenue, our direct hospice care expenses were 58.7% and 58.4% for the three months ended June 30, 2008 and 2009, respectively.
General and Administrative Expenses – Hospice Care
     General and administrative expenses – hospice care decreased $0.4 million, or 1.0%, from $34.5 million for the three months ended June 30, 2008, to $34.1 million for the three months ended June 30, 2009. On a per patient day basis, we experienced a decrease of $0.47, or 1.5%, from $31.04 per patient day for the three months ended June 30, 2008 to $30.57 per patient day for the three months ended June 30, 2009. As a percentage of net patient service revenue, our general administrative expenses – hospice care were 21.5% and 20.0% for the three months ended June 30, 2008 and 2009, respectively.
General and Administrative Expenses – Support Center
     General and administrative expenses – support center decreased $2.0 million, or 10.7%, from $18.8 million for the three months ended June 30, 2008, to $16.8 million for the three months ended June 30, 2009. For the three months ended June 30, 2008, we incurred $4.0 million in ramp down and integration expenses related to the VistaCare acquisition compared to no ramp down and integration expenses for the three months ended June 30, 2009. Excluding the ramp down and integration expenses, our salaries, benefits and payroll tax expense increased approximately $1.4 million from $7.3 million for the three months ended June 30, 2008, to $8.7 million for the three months ended June 30, 2009. As a percentage of net patient service revenue, our general administrative expenses – support center were 11.7% and 9.9% for the three months ended June 30, 2008 and 2009, respectively.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts decreased $0.5 million, or 15.9%, from $3.0 million for the three months ended June 30, 2008 to $2.5 million for the three months ended June 30, 2009. As a percentage of net patient service revenue, our provision for uncollectible accounts was 1.9% and 1.5% for the three months ended June 30, 2008 and 2009, respectively.
Depreciation and Amortization Expense
     Depreciation and amortization expense decreased $0.4 million, or 16.5%, from $2.2 million for the three months ended June 30, 2008 to $1.8 million for the three months ended June 30, 2009. This decrease was primarily due to certain assets becoming fully depreciated. As a percentage of net patient service revenue, depreciation and amortization expense was 1.3% and 1.1% for the three months ended June 30, 2008 and 2009, respectively.

Other Income (Expense)
     Other income/expense decreased $0.1 million from $1.6 million in other expense for the three months ended June 30, 2008 to $1.5 million in other expense for the three months ended June 30, 2009. Interest expense decreased $0.5 million from $2.1 million for the three months ended June 30, 2008 to $1.6 million for the three months ended June 30, 2009 due primarily to lower interest rates related to our term loan that originated on February 28, 2008 to fund our acquisition of VistaCare. See Note 9 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, interest income decreased $0.4 million from $0.5 million for the three months ended June 30, 2008 to $0.1 million for the three months ended June 30, 2009, due primarily to a decrease in interest rates for the three months ended June 30, 2009 being earned on our money market and auction rate securities (“ARS”) accounts.
Provision for Income Taxes
     Our provision for income taxes increased $2.8 million, or 122.3%, from $2.3 million for the three months ended June 30, 2008 to $5.1 million for the three months ended June 30, 2009 due to higher income from continuing operations before provision for income taxes. We had an effective income tax rate of approximately 36.2% for both of the three months ended June 30, 2008 and 2009.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2009
     The following table summarizes and compares our results of operations for the six months ended June 30, 2008 and 2009, respectively:

	Six Months Ended
	June 30,
	2008	2009	$ Change	% Change
		(in thousands, except % change)
Net patient service revenue	$283,525	$337,827	$54,302	19.2%
Operating expenses:
Direct hospice care	165,832	197,899	32,067	19.3%
General and administrative – hospice care	61,607	67,931	6,324	10.3%
General and administrative – support center	32,950	32,646	(304)	(0.9)%
Provision for uncollectible accounts	5,230	4,869	(361)	(6.9)%

Depreciation and amortization	3,874	3,001	(873)	(22.5)%

Income from continuing operations before other income (expense)	14,032	31,481	17,449	124.4%
Other income (expense), net	(2,130)	(3,204)	(1,074)	(50.4)%

Income from continuing operations before provision for income taxes	11,902	28,277	16,375	137.6%

Provision for income taxes	4,308	10,347	6,039	140.2%

Income from continuing operations	7,594	17,930	10,336	136.1%
Loss from discontinued operations, net of income taxes	(4,428)	(475)	3,953	89.3%

Net income	3,166	17,455	14,289	451.3%
Less: net income (loss) attributable to noncontrolling interests	(20)	217	237	1185.0%

Net income attributable to Odyssey stockholders	$3,186	$17,238	$14,052	441.1%

Net Patient Service Revenue
     Net patient service revenue increased $54.3 million, or 19.2%, from $283.5 million for the six months ended June 30, 2008 to $337.8 million for the three months ended June 30, 2009, due primarily to the incremental net patient service revenue generated from VistaCare operations of $43.4 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Net patient service revenue for the six months ended June 30, 2009 includes a full six months of VistaCare operations as compared to the six months ended June 30, 2008, which includes four full months of VistaCare operations. There was also an additional $1.4 million of net patient service revenue recorded during the three months ended March 31, 2009 related to the fourth quarter of 2008. This additional $1.4 million in net patient service revenue is due to the delay in implementing the phase-out of the BNAF, as previously discussed, which was delayed until October 1, 2009. Net patient service revenue per day of care was $146.02 and $152.65 for the six months ended June 30, 2008 and 2009, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services of approximately 3.6% effective on October 1, 2008. In addition, Medicare cap expense decreased $2.1 million from $2.4 million for the six months ended June 30, 2008 to $0.3 million for the six months ended June 30, 2009. During the six months ended June 30, 2009, we recorded a positive adjustment of approximately $0.5 million to the Medicare cap contractual related to the 2007 Medicare cap year. Medicare revenues represented 92.7% and 93.0% of our net patient service revenue for the six months ended June 30, 2008 and 2009, respectively. Medicaid revenues represented 4.0% of our net patient service revenue for both of the six months ended June 30, 2008 and 2009.
Direct Hospice Care Expenses
     Direct hospice care expenses increased $32.1 million, or 19.3%, from $165.8 million for the six months ended June 30, 2008 to $197.9 million for the six months ended June 30, 2009, due primarily to the incremental direct hospice care expenses incurred from the VistaCare operations of $25.4 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The direct hospice care expenses for the six months ended June 30, 2009 includes a full six months of VistaCare operations as compared to the six months ended June 30, 2008 which includes only four full months of VistaCare operations. Salaries, benefits and payroll tax expense for Odyssey programs increased $3.6 million, or 4.5%, from $80.2 million for the six months ended June 30, 2008 to $83.8 million for the six months ended June 30, 2009. As a percentage of net patient service revenue, our direct hospice care expenses were 58.5% and 58.6% for the six months ended June 30, 2008 and 2009, respectively.
General and Administrative Expenses – Hospice Care
     General and administrative expenses – hospice care increased $6.3 million, or 10.3%, from $61.6 million for the six months ended June 30, 2008, to $67.9 million for the six months ended June 30, 2009, due primarily to the incremental general and administrative expenses incurred from the VistaCare operations of $5.1 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The general and administrative expenses – hospice care for the six months ended June 30, 2009 includes a full six months of VistaCare operations as compared to the six months ended June 30, 2008 which includes four full months of VistaCare operations. In addition, we incurred approximately $0.9 million in general and administrative expense related to a new hospice program that was acquired in January 2009. As a percentage of net patient service revenue, our general administrative expenses – hospice care were 21.7% and 20.1% for the six months ended June 30, 2008 and 2009, respectively.
General and Administrative Expenses – Support Center
     General and administrative expenses – support center decreased $0.3 million, or 0.9%, from $32.9 million for the six months ended June 30, 2008, to $32.6 million for the six months ended June 30, 2009. For the six months ended June 30, 2008, we incurred $5.6 million in ramp down and integration expenses related to the VistaCare acquisition compared to no ramp down and integration expenses for the six months ended June 30, 2009. Excluding the ramp down and integration expenses, our general and administrative expenses increased $5.3 million of which our salaries, benefits and payroll tax expense increased approximately $2.9 million from $13.5 million for the six months ended June 30, 2008, to $16.4 million for the six months ended June 30, 2009. In addition, our professional fees increased $1.1 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. As a percentage of net patient service revenue, our general administrative expenses – support center were 11.6% and 9.7% for the six months ended June 30, 2008 and 2009, respectively.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts decreased $0.3 million, or 6.9%, from $5.2 million for the six months ended June 30, 2008 to $4.9 million for the six months ended June 30, 2009. As a percentage of net patient service revenue, our provision for uncollectible accounts was 1.8% and 1.4% for the six months ended June 30, 2008 and 2009, respectively.

Depreciation and Amortization Expense
     Depreciation and amortization expense decreased $0.9 million, or 22.5%, from $3.9 million for the six months ended June 30, 2008 to $3.0 million for the six months ended June 30, 2009. This decrease was primarily due to an adjustment of depreciation expense of $0.6 million related to capitalized computer software costs and certain assets becoming fully depreciated. As a percentage of net patient service revenue, depreciation and amortization expense was 1.4% and 0.9% for the six months ended June 30, 2008 and 2009, respectively.
Other Income (Expense)
     Other income/expense increased $1.1 million from $2.1 million in other expense for the six months ended June 30, 2008 to $3.2 million in other expense for the six months ended June 30, 2009. Interest expense increased $0.2 million from $3.3 million for the six months ended June 30, 2008 to $3.5 million for the six months ended June 30, 2009 due to our term loan that originated on February 28, 2008 to fund our acquisition of VistaCare, which resulted in four full months of interest expense for the six months ended June 30, 2008. See Note 9 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, interest income decreased $0.9 million from $1.2 million for the six months ended June 30, 2008 to $0.3 million for the six months ended June 30, 2009, which was primarily due to a decrease in interest rates earned on our money market and ARS accounts.
Provision for Income Taxes
     Our provision for income taxes increased $6.0 million, or 140.2%, from $4.3 million for the six months ended June 30, 2008 to $10.3 million for the six months ended June 30, 2009. We had an effective income tax rate of approximately 36.1% and 36.9% for the six months ended June 30, 2008 and 2009, respectively. The increase in the effective tax rate for 2009 is related to a higher percentage of taxable earnings due to our increasing income before taxes and our lower tax-exempt interest income earned which is due to lower interest rates. There was also a decrease in the effective tax rate due to the filing of the final VistaCare federal tax return and the tax treatment of transaction costs incurred related to the sale of VistaCare.
LIQUIDITY AND CAPITAL RESOURCES
     As of June 30, 2009, we had cash and cash equivalents of $70.7 million and working capital of $91.4 million. At such date, we also had $16.4 million in our long-term investments in ARS that we plan to liquidate in an orderly manner. Our principal liquidity requirements are for debt service, Medicare cap contractual adjustments, working capital, new hospice program and inpatient development, hospice acquisitions, and other capital expenditures. We finance these requirements primarily with existing funds, cash flows from operating activities, borrowings under our revolving line of credit, operating leases, and normal trade credit terms.
     Cash provided by operating activities and discontinued operations was $6.3 million and $21.5 million for the six months ended June 30, 2008 and 2009, respectively, and represented net income generated, non-cash charges related to depreciation, amortization, stock-based compensation and taxes and increases and decreases in working capital. We paid $4.4 million to Medicare related to Medicare cap contractual adjustments during the six months ended June 30, 2008 compared to $8.4 million during the six months ended June 30, 2009. In addition, we paid $1.4 million in estimated federal and state income tax payments for the six months ended June 30, 2008 as compared to $9.7 million for the six months ended June 30, 2009. Our days outstanding in accounts receivable decreased from 60 days as of December 31, 2008 to 57 days as of June 30, 2009.
     Investing activities, consisting primarily of cash paid for acquisitions, purchases of property and equipment and to sell investments, used cash of $108.6 million and $3.6 million for the six months ended June 30, 2008 and 2009, respectively. During the six months ended June 30, 2008, the use of cash was due primarily to our purchase of VistaCare in the amount of $123.4 million, net of cash acquired, and was offset by a cash generation of $16.9 million related to the sale of ARS. For the six months ended June 30, 2009, the use of cash was related to property and equipment purchases.
     We had tax exempt ARS of $16.7 million at December 31, 2008 and $16.4 million at June 30, 2009, which were classified as available-for-sale long-term investments, because the timing of the liquidation of these investments is uncertain. The ARS held by us are private placement securities for which the interest rates are reset every 35 days. The reset dates have historically provided a liquid market for these securities as investors historically could readily sell their investments. These types of securities generally have not experienced payment defaults and are backed by student loans, which carry guarantees as provided for under the Federal Family Education Loan Program of the U.S. Department of Education. All of the securities were AAA/Aaa rated at June 30, 2009. To date we have collected all interest payments on all of our ARS when due and expect to continue to do so in the future. We intended to liquidate all of our ARS prior to the end of 2008. However, due to the problems experienced in global credit and capital markets generally and the ARS market in particular, our ability to liquidate our ARS since 2008 have been impaired. We successfully liquidated $8.4 million of ARS in January 2008, $8.0 million of ARS in June 2008 and $8.0 million in July 2008, all at par. The remaining principal of $17.1 million associated with ARS will not be accessible until successful ARS auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to maturity, or final payments come due according to contractual maturities from 17 to 29 years. We expect that we will receive the principal associated with these ARS through one of these means. We have classified these ARS as long-term investments.
     We prepared a discounted cash flow analysis for our ARS using an estimated maturity of one year, which is when we estimate we will be able to liquidate these securities at par. We used a discount rate to reflect the current reduced liquidity of these securities. The discount rate was calculated by taking the existing interest rate being earned on the ARS as of June 30, 2009 and including a liquidity risk premium rate, which was calculated based on the treasury yields applicable to the ARS maturity dates as of June 30, 2009. As a result of this analysis, we reduced the value of the ARS by $0.7 million as of June 30, 2009, which was recognized through other comprehensive loss, net of tax of $0.4 million. At December 31, 2008, we had reduced the value of the ARS by $0.4 million, which was recognized through other comprehensive loss, net of tax of $0.3 million.
     As of June 30, 2009, we have determined that our ARS classified as available-for-sale with unrealized losses are not other-than-temporarily impaired. We expect to recover the entire cost basis of our ARS. We do not intend to sell our ARS until market conditions improve, nor do we expect to be required to sell our ARS. For the three and six months ended June 30, 2008 and 2009, we did not recognize in earnings any credit losses related to our ARS.
     If the uncertainties in the credit and capital markets continue or these markets deteriorate further, these securities may not provide liquidity to us when needed or maintain the fair values estimated by us. If we had to liquidate any ARS at this time, we could incur significant losses. We currently believe that we have sufficient liquidity for our current needs without selling any ARS and we do not currently intend to liquidate these securities until market conditions improve and it is not more likely than not that we will be required to liquidate any ARS before recovery of their entire cost basis. If our currently available resources are not sufficient for our needs and we are not able to liquidate any ARS on acceptable terms on a timely basis, it could have a significant adverse impact on our cash flows, financial condition and results of operations.
     Net cash provided by financing activities was $124.9 million for the six months ended June 30, 2008, primarily representing the proceeds of $130.0 million from the issuance of debt, offset by payments of debt issue costs of $4.3 million, in connection with the acquisition of VistaCare. We used cash from financing activities of $3.3 million for the six months ended June 30, 2009, primarily to repay debt incurred in connection with the acquisition of VistaCare.
     In connection with our acquisition of VistaCare, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) on February 28, 2008 with General Electric Capital Corporation and certain other lenders that provides us with a $130.0 million term loan (the “Term Loan”) and a $30.0 million revolving line of credit. The Term Loan was used to pay a portion of the purchase price and costs incurred with respect to the acquisition of VistaCare and to pay certain fees and expenses incurred in connection with the Credit Agreement. The revolving line of credit may be used to fund future acquisitions, working capital, capital expenditures and for general corporate purposes. Borrowings under the Term Loan bear interest at an applicable margin above an Index Rate (based on the higher of the prime rate or 50 basis points over the federal funds rate) or above LIBOR. Borrowings outstanding under the revolving line of credit bear interest at an applicable margin above LIBOR or the Index Rate. At June 30, 2009, both the applicable term loan margin and the applicable revolver margin for LIBOR loans was 2.75% and for Index Rate loans was 1.75% and, based on our leverage ratio, each may increase up to 3.25% for LIBOR loans and up to 2.25% for Index Rate loans. In addition, based on our leverage ratio, the LIBOR loans may decrease to 2.50% while the Index Rate loans may decrease to 1.50% when our leverage ratio is 1.25 or lower.
     At June 30, 2009, $56.7 million of the Term Loan bears interest at LIBOR plus 2.75% (ranging from 3.06% to 3.07%) while $40.0 million of the Term Loan bears interest at a fixed rate of 5.70% and $20.0 million of the Term Loan bears interest at a fixed rate of 6.18% as a result of interest rate swap agreements. The remaining $3.2 million of the Term Loan bears interest at the Index Rate plus 1.75% (5.00%) at June 30, 2009. There were no borrowings outstanding on the revolving line of credit at June 30, 2009.
     The final installment of the Term Loan is due on February 28, 2014 and the revolving line of credit will expire on February 28, 2013. The revolving line of credit has an unused facility fee of 0.25% per annum. In connection with the acquisition of VistaCare, all of the subsidiaries of VistaCare (together with us, and certain of our subsidiaries, including VistaCare, the “Odyssey Obligors”) became guarantors of the obligations under the Credit Agreement and granted security interests in substantially all of their existing and after-acquired personal property. The Term Loan and the revolving line of credit are secured by substantially all of the Odyssey Obligors’ existing and after-acquired personal property, including the stock of certain subsidiaries owned by the Odyssey Obligors but not party to the Credit Agreement. The Odyssey Obligors are subject to affirmative and negative covenants under the Credit Agreement, including financial covenants consisting of a maximum leverage ratio and a minimum fixed charge coverage ratio. As of June 30, 2009, we were in compliance with our financial covenants. We paid approximately $2.1 million related to mandatory prepayments of principal during the year ended December 31, 2008 and $1.5 million in July 2009. The mandatory prepayments were based on cash proceeds received from the sale of partnership interests and property. In addition, we are subject to an annual excess cash flow requirement which may result in us having to make additional principal payments on our Term Loan. For the year ended December 31, 2008, we were not required to make any additional principal payments related to this excess cash flow requirement. Based on our projected annual excess cash flow calculation for the year ended December 31, 2009, we expect to prepay an estimated $9.4 million in principal on our Term Loan. This prepayment of principal will be due during the second quarter of 2010. As of June 30, 2009, the estimated projected prepayment of $9.4 million has been reclassed to current maturities of long-term debt from long-term debt on the balance sheet. During the six months ended June 30, 2009, we paid approximately $3.2 million in scheduled principal payments on our Term Loan.
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
     During the second quarter of 2008, we entered into an interest rate swap agreement, which effectively converts a notional amount of $40.0 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in April 2011. We pay a rate of 5.70% and receive LIBOR plus 2.75%, which was 5.72% at inception, with respect to this interest rate swap. We also entered into another interest rate swap agreement during the second quarter of 2008, which effectively converts a notional amount of $20.0 million of floating rate borrowings to fixed rate borrowings. The term of this second interest rate swap also expires in April 2011. In connection with this second interest rate swap agreement, we pay a rate of 6.18% and receive LIBOR plus 2.75%, which was 5.92% at inception. There is exposure to credit losses in the event of nonperformance by the counterparties or us to the two interest rate swap agreements. We believe the counterparties and us are creditworthy and anticipate that all obligations under the contracts will be satisfied. The interest rate swaps are designated as cash flow hedges and we believe that the hedges will be highly effective. Changes in fair value of the interest rate swaps, net of income tax, will be recognized through other comprehensive income. Based on estimated fair values of the interest rate swaps as of June 30, 2009, we recorded approximately $1.2 million, net of income tax, to other comprehensive loss.
     We expect that our principal liquidity requirements will be for debt service, Medicare cap contractual adjustments, working capital, new hospice program development, hospice acquisitions, and other capital expenditures. We expect that our existing funds, cash flows from operating activities, operating leases, normal trade credit terms and our existing revolving line of credit under the Credit Agreement will be sufficient to fund our principal liquidity requirements for at least 12 months following the date of this Quarterly Report on Form 10-Q. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including receipt of payments for our services, government and private party legal proceedings and investigations, changes in the Medicare per beneficiary cap amount, changes in Medicare payment rates, regulatory changes and compliance with new regulations, expense levels, capital expenditures, development of new hospices and acquisitions and our ability to enter into a new credit agreement on terms satisfactory to us. We do not depend on cash flows from discontinued operations to provide for future liquidity.
OFF-BALANCE SHEET ARRANGEMENTS
     As of June 30, 2009, we did not have any off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of Statement No. 157, “Fair Value Measurements” (“SFAS 157”) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually to fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. We adopted SFAS 157-2 on January 1, 2009 and it did not have a material impact on our financial condition, results from operations or cash flows.
     In April 2009, the FASB issued Staff Position No. 157-4 (“FSP 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of SFAS 157-4 did not have a material impact on our financial condition, results from operations or cash flows.
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
     We adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), on January 1, 2009. As a result of adopting SFAS 160, we presented noncontrolling interests (previously shown as minority interests in consolidated subsidiaries) as a component of equity on our consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction in net income on our consolidated statements of income, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” Total provision for income taxes remains unchanged; however, our effective tax rate as calculated from the balances shown on our consolidated statements of income have changed as net income attributable to noncontrolling interests is no longer included as a deduction in the determination of income from continuing operations. The adoption of SFAS 160 did not have a material impact on our financial condition, results from operations or cash flows.
     In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which was effective January 1, 2009. SFAS 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities to include how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. We adopted SFAS 161 on January 1, 2009.
     In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 115-2 and 124-2 requires comparative disclosures only for periods ending after initial adoption. We adopted this FSP during the second quarter of 2009 and it did not have a material impact on our financial condition, results from operations or cash flows.
     In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends the SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP No. 107-1 also amends APB Opinion

28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP 107-1 is effective for all reporting periods ending after June 15, 2009. We adopted this FSP during the second quarter of 2009 and included additional disclosure information above regarding our fair value of financial instruments.
     In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”), which was effective for interim or annual periods ending after June 15, 2009. SFAS 165 establishes general standards of accounting for disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS 165 was effective for us during the second quarter and was applied prospectively.
     In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS 162”, (“SFAS 168”). SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognizes the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. We do not anticipate any impact on our financial condition, results from operations or cash flows from the adoption of SFAS 168.
PAYMENT, LEGISLATIVE AND REGULATORY CHANGES
We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could materially adversely affect our net patient service revenue and profitability. Payment rates under the Medicare and Medicaid programs are indexed for inflation annually; however, the increases have historically been less than actual inflation. On October 1, 2007 and 2008, the base Medicare payment rates for hospice care increased by approximately 3.3% and 3.6%, respectively, over the base rates previously in effect. These rates were further adjusted geographically by the hospice wage index. On July 31, 2008, CMS published the final rule that modifies the hospice wage index by phasing out over a three year period the BNAF. According to the final rule the phase out would occur over a three year period beginning on October 1, 2008, with 25% of the phase-out becoming effective on October 1, 2008, 50% becoming effective on October 1, 2009 and the balance on October 1, 2010. In February 2009, as part of the American Recovery and Reinvestment Act of 2009, the implementation of the phase-out of the BNAF was delayed until October 1, 2009. CMS began paying providers the estimated 1.1% increase in hospice rates from October 1, 2008 during the second quarter of 2009. On July 30, 2009, CMS issued a final rule to update the Medicare hospice wage index. The final rule also implements the phase-out of the BNAF beginning on October 1, 2009. The phase-out of the BNAF will occur over a seven year period, 10% in the first year and an additional 15% in each of the succeeding six years. According to CMS, payments to Medicare participating hospices are estimated to increase by approximately 1.4% beginning on October 1, 2009. The increase in hospice payments is the net result of a 2.1% increase in the base payment rates for the annual market basket update reduced by a 0.7% reduction in payments due to the phase-out of the BNAF.
     On May 5, 2009, CMS announced that the Medicare cap amount is $23,014 for the 2009 cap year which is from November 1, 2008 through October 31, 2009.
     For the three months ended June 30, 2009, Medicare and Medicaid services constituted 93.0% and 3.9% of our net patient service revenue, respectively, and represented 93.0% and 4.0% of our net patient service revenue for the six months ended June 30, 2009, respectively.
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
     Changes in interest rates would affect the fair value of our fixed rate debt instruments, but would not have an impact on our earnings or cash flow. We currently have $119.9 million of debt instruments, of which $60.0 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest rates on our variable rate debt instruments, which are tied to the LIBOR, would affect our earnings and cash flows by $0.6 million (pre-tax) per year, but would not affect the fair value of the variable rate debt.

ITEM 4.	CONTROLS AND PROCEDURES
     Our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009, and based on such evaluation have concluded that such disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On February 14, 2008 we received a letter from the Medicaid Fraud Control Unit of the Texas Attorney General’s office notifying us that it is conducting an investigation concerning Medicaid hospice services provided by us, including our practices with respect to patient admission and retention, and requesting medical records of approximately 50 patients served by our programs in the State of Texas. Based on the preliminary stage of this investigation and the limited information that we have at this time the Company cannot predict the outcome of this investigation, the Texas Attorney General’s views of the issues being investigated, any actions that the Texas Attorney General may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources. We believe that we are in material compliance with the rules and regulations applicable to the Texas Medicaid hospice program.
     On May 5, 2008 we received a letter from the United States Department of Justice (“DOJ”) notifying us that it is conducting an investigation of VistaCare, Inc. and requesting that we provide certain information and documents related to its investigation of claims submitted by VistaCare to Medicare and TRICARE from January 1, 2003 through March 6, 2008, the date we completed the acquisition of VistaCare. The DOJ is reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. We are cooperating with the DOJ and have provided certain documents requested by the DOJ. Based on the preliminary stage of the DOJ’s investigation and the limited information that we have at this time we cannot predict the outcome of the investigation, the DOJ’s views of the issues being investigated, any actions that the DOJ may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.
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
     On January 5, 2009 we received a letter from the Georgia State Health Care Fraud Control Unit notifying us that it is conducting an investigation concerning Medicaid hospice services provided by VistaCare from 2003 through 2007 and requesting certain documents. We are cooperating with the Georgia State Health Care Fraud Control Unit and have complied with the document request. Based on the preliminary stage of this investigation and the limited information that we have at this time we cannot predict the outcome of the investigation, the Georgia State Health Care Fraud Control Unit’s views of the issues being investigated, any actions that the Georgia State Health Care Fraud Control Unit may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.
     On February 2, 2009 we received a subpoena from the OIG requesting certain documents related to our provision of continuous care services from January 1, 2004 through February 2, 2009. On June 9, 2009, we received a second subpoena from the OIG requesting medical records for certain patients who had been provided continuous care services by us. We are cooperating with the OIG and are in the process of complying with the subpoena requests. Based on the preliminary stage of this investigation and the limited information that we have at this time we cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated, any actions that the OIG may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.
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
     From time to time, we may be involved in other litigation matters relating to claims that arise in the ordinary course of our business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to us, we do not believe that the resolution of these other litigation matters to which we are currently a party will have a material adverse effect on our business, results of operations or liquidity. As of June 30, 2009, we have accrued approximately $2.3 million related to these other litigation matters.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our Annual Meeting of Stockholders held on May 7, 2009, the following proposals were submitted to stockholders with the following results:
     1. Election of John K. Carlyle, David W. Cross and David L. Steffy to serve as our Class II Directors until our Annual Meeting of Stockholders in 2012 and until their respective successors are elected and qualified or until their earlier death, resignation or removal from office.

	Number of Shares
	For	Against	Abstain

John K. Carlyle	27,793,929	320,349	403,595
David W. Cross	24,923,878	2,836,351	756,486
David L. Steffy	26,501,267	1,557,973	430,099
     The following individuals are our Class III Directors, whose terms expire at our Annual Meeting of Stockholders in 2010: Richard R. Burnham, Robert A. Ortenzio and James E. Buncher. The following individuals are our Class I Directors, whose terms expire at our Annual Meeting of Stockholders in 2011: Paul J. Feldstein, Robert A. Lefton and Shawn S. Schabel.

     2. Ratification of the selection of Ernst & Young LLP as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2009.

Number of Shares

For	28,385,933
Against	91,599
Abstain	11,807

ITEM 6.	EXHIBITS

EXHIBIT
NUMBER		DESCRIPTION
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

4.4		Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

31.1	*	Certification required by Rule 13a-14(a), dated August 7, 2009, by Robert A. Lefton, Chief Executive Officer

31.2	*	Certification required by Rule 13a-14(a), dated August 7, 2009, by R. Dirk Allison, Chief Financial Officer

32.1	**	Certification required by Rule 13a-14(b), dated August 7, 2009, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY HEALTHCARE, INC.
Date: August 7, 2009	By:	/s/ Robert A. Lefton
Robert A. Lefton
President and Chief Executive Officer

Date: August 7, 2009	By:	/s/ R. Dirk Allison
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

4.4		Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

31.1	*	Certification required by Rule 13a-14(a), dated August 7, 2009, by Robert A. Lefton, Chief Executive Officer

31.2	*	Certification required by Rule 13a-14(a), dated August 7, 2009, by R. Dirk Allison, Chief Financial Officer

32.1	**	Certification required by Rule 13a-14(b), dated August 7, 2009, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.