Form 10-Q
period 2009-09-30
ODYSSEY HEALTHCARE INC
filed 2009-11-06
CIK 1129623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the issuer’s common stock as of November 4, 2009 was as follows: 33,130,307 shares of Common Stock, $0.001 par value per share.

FORM 10-Q
ODYSSEY HEALTHCARE, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,	September 30,
	2008	2009
	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,043	$94,697
Short-term investments	—	4,100
Accounts receivable from patient services, net of allowance for uncollectible accounts of $9,789 and $12,068 at December 31, 2008 and September 30, 2009, respectively	127,922	121,758
Income taxes receivable	66	649
Deferred tax asset	13,319	9,884
Prepaid expenses and other current assets	7,906	6,478
Assets of discontinued operations	2,067	—

Total current assets	207,323	237,566
Property and equipment, net of accumulated depreciation	22,816	21,763
Goodwill	189,521	189,521
Long-term investments	16,659	12,501
Licenses	11,295	11,295
Trademarks	7,235	7,235
Other intangibles, net of accumulated amortization	4,875	4,117
Other assets	1,227	—

Total assets	$460,951	$483,998

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,906	$3,950
Accrued compensation	27,493	30,033
Accrued nursing home costs	16,478	17,258
Accrued Medicare cap contractual adjustments	23,719	17,877
Other accrued expenses	45,904	42,252
Current maturities of long-term debt	6,394	27,603

Total current liabilities	124,894	138,973
Long-term debt, less current maturities	116,681	89,177
Deferred tax liability	13,610	16,607
Other liabilities	3,233	4,590
Commitments and contingencies	—	—
Equity:
Odyssey stockholders’ equity:
Common stock, $.001 par value:
75,000,000 shares authorized -
38,137,834 and 38,290,008 shares issued at December 31, 2008 and September 30, 2009, respectively, and 32,790,762 and 32,942,936 shares outstanding at December 31, 2008 and September 30, 2009, respectively	38	38
Additional paid-in capital	117,732	121,192
Retained earnings	153,840	182,659
Accumulated other comprehensive loss	(1,585)	(1,586)
Treasury stock, at cost, 5,347,072 shares held at December 31, 2008 and September 30, 2009	(69,954)	(69,954)

Total Odyssey stockholders’ equity	200,071	232,349
Noncontrolling interests	2,462	2,302

Total equity	202,533	234,651

Total liabilities and equity	$460,951	$483,998

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Net patient service revenue	$165,241	$175,234	$448,766	$513,061
Operating expenses:
Direct hospice care	97,144	99,871	262,976	297,770
General and administrative – hospice care	32,997	32,967	94,604	100,898
General and administrative – support center	18,882	16,072	51,832	48,718
Provision for uncollectible accounts	2,573	4,025	7,803	8,894
Depreciation	1,903	1,744	5,609	4,605
Amortization	65	71	232	212

Income from continuing operations before other income (expense)	11,677	20,484	25,710	51,964

Other income (expense):
Interest income	362	96	1,552	384
Interest expense	(2,058)	(1,562)	(5,379)	(5,054)

	(1,696)	(1,466)	(3,827)	(4,670)

Income from continuing operations before provision for income taxes	9,981	19,018	21,883	47,294
Provision for income taxes	3,530	7,150	7,839	17,497

Income from continuing operations	6,451	11,868	14,044	29,797
Loss from discontinued operations, net of tax	(429)	(88)	(4,857)	(562)

Net income	6,022	11,780	9,187	29,235
Less: net income attributable to noncontrolling interests	135	199	115	416

Net income attributable to Odyssey stockholders	$5,887	$11,581	$9,072	$28,819

Income (loss) per common share:
Basic:
Continuing operations attributable to Odyssey stockholders	$0.19	$0.35	$0.43	$0.89
Discontinued operations attributable to Odyssey stockholders	(0.01)	(0.00)	(0.15)	(0.01)

Net income attributable to Odyssey stockholders	$0.18	$0.35	$0.28	$0.88

Diluted:
Continuing operations attributable to Odyssey stockholders	$0.19	$0.35	$0.42	$0.89
Discontinued operations attributable to Odyssey stockholders	(0.01)	(0.00)	(0.15)	(0.02)

Net income attributable to Odyssey stockholders	$0.18	$0.35	$0.27	$0.87

Weighted average shares outstanding:
Basic	32,670	32,932	32,656	32,880
Diluted	33,052	33,332	33,227	33,167

Amounts attributable to Odyssey stockholders:
Income from continuing operations, net of tax	6,316	11,669	13,929	29,381
Loss from discontinued operations, net of tax	(429)	(88)	(4,857)	(562)

Net income	$5,887	$11,581	$9,072	$28,819

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2009
Operating Activities
Net income attributable to Odyssey stockholders	$9,072	$28,819
Adjustments to reconcile net income to net cash provided by operating activities and discontinued operations:
Loss from discontinued operations, net of income taxes	4,857	562
Depreciation and amortization	5,841	4,817
Net income attributable to noncontrolling interests	115	416
Loss on write-down of property	150	—
Amortization of debt issue costs	704	546
Stock-based compensation	3,403	3,792
Deferred tax expense	1,678	6,439
Tax benefit realized for stock option exercises	(16)	97
Provision for uncollectible accounts	7,803	8,894
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(28,536)	(2,525)
Other current assets	(1,133)	2,087
Accounts payable, accrued nursing home costs, accrued Medicare cap contractual adjustments and accrued expenses	6,260	(4,235)

Net cash provided by operating activities and discontinued operations	10,198	49,709

Investing Activities
Cash paid for acquisitions, net of cash acquired of $22.8 million for the nine months ended September 30, 2008, and procurement of licenses	(122,259)	(205)
Cash received from the sale of hospice programs and property	210	1,490
Decrease in investments	32,693	—
Purchases of property and equipment, net	(2,788)	(5,584)

Net cash used in investing activities	(92,144)	(4,299)

Financing Activities
Proceeds from issuance of common stock	246	212
Cash received from sale of partnership interests and cash paid for partnership distributions	554	(576)
Tax benefit realized for stock option exercises	16	(97)
Payments of debt issue costs	(4,315)	—
Proceeds from issuance of debt	130,000	—

Payments on debt	(3,251)	(6,295)

Net cash provided by (used in) financing activities	123,250	(6,756)

Net increase in cash and cash equivalents	41,304	38,654
Cash and cash equivalents, beginning of period	12,386	56,043

Cash and cash equivalents, end of period	$53,690	$94,697

Supplemental cash flow information
Interest paid	$4,475	$4,574
Income taxes paid	$1,524	$13,193
The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2009
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
     The Company’s consolidated financial statements include the accounts and operations of the Company and its subsidiaries and noncontrolling interests in which it owns more than a 50 percent interest. As of September 30, 2009, the Company had 91 Medicare-certified programs in 29 states. All material balances and transactions between the consolidated entities have been eliminated. Noncontrolling interests (previously shown as minority interests) are reported below net income under the heading “Net income attributable to noncontrolling interests” in the consolidated statements of income and shown as a component of equity in the consolidated balance sheets. See Note 16 to the unaudited consolidated financial statements.
     The Company has evaluated subsequent events for recognition or disclosure in the financial statements through the date of issuance, November 6, 2009. Subsequent events are events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. See Note 16 to the unaudited consolidated financial statements.
     The acquisition described in Note 2 below significantly affects the comparability of the financial information as of September 30, 2009 and for the nine month period then ended.
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
2. ACQUISITION
     On March 6, 2008, the Company completed its acquisition of Scottsdale, Arizona-based VistaCare, Inc. (“VistaCare”) for $8.60 per share, or approximately $147.1 million, plus $2.4 million in transaction costs. Following the completion of this transaction, the Company had approximately 100 Medicare-certified hospice locations in 30 states and an average daily census of more than 12,000 patients. During 2008, the Company consolidated some markets in which Odyssey and VistaCare both had programs in the same location. As of September 30, 2009, the Company had 91 Medicare-certified programs in 29 states. The operations of VistaCare were included in the Company’s results of operations beginning February 29, 2008. Goodwill of $91.0 million was allocated to the operating segments related to VistaCare. No amount is expected to be deductible for tax purposes. Any future adjustments to the acquired assets and liabilities will be recorded as a component of net income.

Prior to the acquisition, the Company determined that it would transition the VistaCare corporate functions to the Company’s corporate office. During the third quarter of 2008, the Company substantially completed the transition of the VistaCare corporate functions to its Dallas Support Center and the transition of all the VistaCare program sites to its information systems. During the fourth quarter of 2008, the Company completed the process of ramping up its Support Center operations. Estimated liabilities of $6.1 million for severance costs, $1.9 million for lease termination costs, $0.3 million related to a buyout of a non-compete agreement and $0.2 million for bonuses related to the transition were recorded as part of the purchase price allocation. All estimated liabilities have been paid as of September 30, 2009 except for the lease termination costs which have a remaining balance of $0.6 million.
     On December 31, 2008, the Company acquired a hospice program in Flint, Michigan for approximately $0.5 million.
3. STOCK BENEFIT PLANS
     A summary of stock option activity under the Company’s stock compensation plans at September 30, 2009 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at January 1, 2009	2,252,766	$16.12
Granted	—	$—
Exercised	(30,281)	$4.18
Cancelled	(537,237)	$20.52

Outstanding at September 30, 2009	1,685,248	$14.93	4.97	$1,914,736

Exercisable at September 30, 2009	1,448,448	$15.37	4.56	$1,567,281

     The weighted average deemed fair value of the options granted was $4.74 for the nine months ended September 30, 2008. No options were granted during the nine months ended September 30, 2009. The total aggregate intrinsic value of options exercised was $42,000 and $0.2 million during the nine months ended September 30, 2008 and 2009, respectively. The total fair value of options and restricted stock awards that vested was $1.0 million and $2.5 million for the nine months ended September 30, 2008 and 2009, respectively.
     A summary of the Company’s non-vested shares, including restricted shares, at September 30, 2009 is presented below for the 2001 Equity-Based Compensation Plan (“Compensation Plan”). There are no non-vested shares remaining under the Odyssey HealthCare, Inc. Stock Option Plan (“Stock Option Plan”) as of September 30, 2009.

	Compensation Plan
		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2009	1,119,724	$8.07
Granted	925,368	$10.49
Vested	(315,160)	$7.84
Cancelled	(67,700)	$7.30

Non-vested at September 30, 2009	1,662,232	$9.50

     As of September 30, 2009, there was $13.6 million (pre-tax) of total unrecognized stock-based compensation expense related to the Company’s non-vested stock-based compensation plans which is expected to be recognized over a weighted-average period of 2.7 years. Cash received from option exercises under stock-based payment arrangements during the nine months ended September 30, 2008 and 2009 was $48,000 and $127,000, respectively. There were 1,455,226 shares available for issuance under the Compensation Plan as of September 30, 2009.
     In December 2006, the Company issued grants related to 118,130 restricted stock units (“RSUs”) to certain employees for $1.5 million, which represents the fair value of the awards based on the closing price of the stock of $12.88 per share on the date of grant, which was December 20, 2006. This amount is being recognized as stock-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For the three and nine months ended September 30, 2009, the Company recorded $0.1 million and $0.2 million, respectively, in stock-based compensation expense related to these RSUs. As of September 30, 2009, there were 44,860 RSUs outstanding related to the December 2006 grants.
     On February 12, 2008, the Company issued grants related to 160,693 time-based RSUs to certain employees for $1.5 million, which represents the fair value of the awards based on the closing price of the stock of $9.18 per share on the date of grant, which was February 12, 2008. This amount is being recognized as stock-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For the three and nine months ended September 30, 2009, the Company recorded $0.1 million and $0.3 million, respectively, in stock-based compensation expense related to these RSUs. As of September 30, 2009, there were 112,022 RSUs outstanding related to the February 2008 time-based grants.
     On February 12, 2008, the Company granted incentive-based RSUs to certain employees. The total number and vesting of the incentive-based RSUs eligible for each award recipient was based upon the Company attaining certain specified earnings per share (“EPS”) from continuing operations targets for 2008. Provided the award recipient remains an employee continuously from the date of grant through the applicable vesting date, one-fourth of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, vested on the date the Compensation Committee (“Committee”) certified that the EPS target for 2008 had been met. The remaining three-fourths of the incentive-based RSUs eligible for vesting for each award recipient will vest in three equal, annual installments beginning on February 12, 2010. During the year ended December 31, 2008, the Company determined that 373,083 of the incentive-based RSUs would be earned and eligible to vest based on a certain EPS target. On March 13, 2009, the Committee certified that the EPS target for 2008 had been met. The fair value of these incentive-based RSUs is $3.4 million, which represents the closing price of the stock of $9.18 per share on the date of grant, which was February 12, 2008. This amount is being recognized as stock-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For the three and nine months ended September 30, 2009, the Company recorded stock-based compensation expense of $0.2 million and $0.6 million, respectively, related to these incentive-based RSUs. As of September 30, 2009, there were 279,813 RSUs outstanding related to the February 2008 incentive-based grants.
     In February 2008, the Committee approved, for certain executive officers, the exchange of selected “underwater” stock options for time-based RSUs. The Committee was concerned that the underwater stock options provided little or no financial or retention incentives to the executive officers. The Committee believes that the exchange of the underwater stock options for the time-based RSUs adequately addresses those concerns. Stock option awards of 685,000 shares, with a weighted average exercise price of $17.35, were exchanged for 126,146 shares of time-based RSUs. Of the stock option awards exchanged, 287,500 shares were unvested. The shares of time based RSUs had a fair value of $9.18 per share and will vest ratably over a three year period beginning February 12, 2009. There was no material charge to stock-based compensation expense from the exchange. For the three and nine months ended September 30, 2009, the Company recorded stock-based compensation expense of $0.1 million and $0.4 million, respectively, related to these time-based RSUs. As of September 30, 2009, there were 84,519 RSUs outstanding related to these February 2008 grants.
     On May 2, 2008, the Company issued grants related to 36,000 restricted stock awards (“RSAs”) to its non-employee directors for $0.3 million, which represents the fair value of the awards based on the closing price of the stock of $8.94 per share on the date of grant, which was May 2, 2008. This amount was recognized as stock-based compensation expense on a straight-line basis over the one-year period following the date of grant, which is based on the one-year vesting schedule applicable to the grant. For the nine months ended September 30, 2009, the Company recorded stock-based compensation expense of $0.1 million related to these time-based RSAs. The 36,000 RSAs vested in May 2009. As of September 30, 2009, no RSAs were outstanding related to these May 2008 grants.
     On February 13, 2009, the Company issued grants related to 251,192 time-based RSUs to certain employees for $2.7 million, which represents the fair value of the awards based on the closing price of the stock of $10.74 per share on the date of grant, which was February 13, 2009. This amount is being recognized as stock-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For the three and nine months ended September 30, 2009, the Company recorded $0.2 million and $0.4 million, respectively, in stock-based compensation expense related to these RSUs. As of September 30, 2009, there were 251,192 RSUs outstanding related to the February 2009 time-based grants.

     On February 13, 2009, the Company granted incentive-based RSUs to certain employees. The total number and vesting of the incentive-based RSUs eligible for each award recipient is based upon the Company attaining certain specified EPS from continuing operations targets for 2009. Provided the award recipient remains an employee continuously from the date of grant through the applicable vesting date, one-fourth of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, will vest on the date the Committee certifies that the EPS target for 2009 has been met. The remaining three-fourths of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, will vest in three equal, annual installments beginning on February 13, 2011. As of September 30, 2009, the Company determined that it was probable that 468,576 of the incentive-based RSUs will be earned and eligible to vest based on a certain EPS target. The fair value of these incentive-based RSUs is $5.0 million, which represents the closing price of the stock of $10.74 per share on the date of grant, which was February 13, 2009. This amount is being recognized as stock-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is in accordance with the four-year vesting schedule applicable to the grant. For the three and nine months ended September 30, 2009, the Company recorded stock-based compensation expense of $0.3 million and $0.8 million, respectively, related to these incentive-based RSUs.
     On March 5, 2009, the Company issued grants related to 39,600 time-based RSUs to certain employees for $0.4 million, which represents the fair value of the awards based on the closing price of the stock of $8.93 per share on the date of grant, which was March 5, 2009. This amount is being recognized as stock-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For the three and nine months ended September 30, 2009, the Company recorded $15,000 and $38,000, respectively, in stock-based compensation expense related to these RSUs. As of September 30, 2009, there were 28,800 RSUs outstanding related to the March 2009 grants.
     On March 5, 2009, the Company granted incentive-based RSUs to certain employees. The total number and vesting of the incentive-based RSUs eligible for each award recipient is based upon the Company attaining certain specified EPS from continuing operations targets for 2009, earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets or other individual performance targets for 2009. Provided the award recipient remains an employee continuously from the date of grant through the applicable vesting date, one-fourth of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable performance target, will vest on the date the Company’s Chief Executive Officer certifies that the applicable targets for 2009 have been met. The remaining three-fourths of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable performance target, will vest in three equal, annual installments beginning on March 5, 2011. As of September 30, 2009, the Company determined that it was probable that 57,600 of the incentive-based RSUs will be earned and eligible to vest based on certain performance targets. The fair value of these incentive-based RSUs is $0.7 million, which represents the closing price of the stock of $8.93 per share on the date of grant, which was March 5, 2009. This amount is being recognized as stock-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is in accordance with the four-year vesting schedule applicable to the grant. For the three and nine months ended September 30, 2009, the Company recorded stock-based compensation expense of $26,000 and $72,000, respectively, related to these incentive-based RSUs.
     On April 2, 2009, the Company issued grants related to 40,000 time-based RSUs to certain employees for $0.4 million, which represents the fair value of the awards based on the closing price of the stock of $9.70 per share on the date of grant, which was April 2, 2009. This amount is being recognized as stock-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant. For the three and nine months ended September 30, 2009, the Company recorded $24,000 and $48,000, respectively, in stock-based compensation expense related to these RSUs. As of September 30, 2009, there were 40,000 RSUs outstanding related to the April 2009 grants.
     On May 8, 2009, the Company issued grants related to 36,000 RSAs to its non-employee directors for $0.4 million, which represents the fair value of the awards based on the closing price of the stock of $10.72 per share on the date of grant, which was May 8, 2009. This amount will be recognized as stock-based compensation expense on a straight-line basis over the one-year period following the date of grant, which is based on the one-year vesting schedule applicable to the grant. For the three and nine months ended September 30, 2009, the Company recorded stock-based compensation expense of $0.1 million and $0.2 million, respectively, related to these time-based RSAs. As of September 30, 2009, there were 36,000 RSAs outstanding related to these May 2009 grants.

4. NET INCOME ATTRIBUTABLE TO ODYSSEY STOCKHOLDERS PER COMMON SHARE
     The following table presents the calculation of basic and diluted net income attributable to Odyssey stockholders per common share:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(in thousands, except per share amounts)
Numerator:
Numerator for net income per share
Income from continuing operations	$6,451	$11,868	$14,044	$29,797
Loss from discontinued operations, net of tax	(429)	(88)	(4,857)	(562)
Less: net income attributable to noncontrolling interests	135	199	115	416

Net income attributable to Odyssey stockholders	$5,887	$11,581	$9,072	$28,819

Denominator:
Denominator for basic net income per share – weighted average shares	32,670	32,932	32,656	32,880
Effect of dilutive securities:
Employee stock options and restricted stock awards	380	400	569	287
Series B Preferred Stock Warrants convertible to common stock	2	—	2	—

Denominator for diluted net income per share — adjusted weighted average shares and assumed or actual conversions	33,052	33,332	33,227	33,167

Income (loss) per common share:
Basic:
Continuing operations attributable to Odyssey stockholders	$0.19	$0.35	$0.43	$0.89
Discontinued operations attributable to Odyssey stockholders	(0.01)	(0.00)	(0.15)	(0.01)

Net income attributable to Odyssey stockholders	$0.18	$0.35	$0.28	$0.88

Diluted:
Continuing operations attributable to Odyssey stockholders	$0.19	$0.35	$0.42	$0.89
Discontinued operations attributable to Odyssey stockholders	(0.01)	(0.00)	(0.15)	(0.02)

Net income attributable to Odyssey stockholders	$0.18	$0.35	$0.27	$0.87

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
     For the three and nine months ended September 30, 2009, options outstanding of 1,115,385 and 1,236,813, respectively, were not included in the computation of diluted earnings per share because either the exercise prices of the options were greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares, and thus the inclusion would have been antidilutive.

5. EQUITY
     The following table shows the changes in consolidated equity during the nine months ended September 30, 2009 (amounts and shares in thousands):

	Odyssey HealthCare Stockholders’ Equity
					Accumulated
					Other
		Issued Par	Additional	Retained	Comprehensive		Noncontrolling
	Shares Issued	Amount	Paid-in Capital	Earnings	Loss	Treasury Stock	Interests	Total Equity
Balances at January 1, 2009	38,138	$38	$117,732	$153,840	$(1,585)	$(69,954)	$2,462	$202,533
Net income attributable to Odyssey stockholders	—	—	—	28,819	—	—	416	29,235
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(576)	(576)
Other comprehensive loss	—	—	—	—	(1)	—	—	(1)
Stock-based compensation expense and issuance of common stock	152	—	3,460	—	—	—	—	3,460

Balances at September 30, 2009	38,290	$38	$121,192	$182,659	$(1,586)	$(69,954)	$2,302	$234,651

6. SHORT-TERM AND LONG-TERM INVESTMENTS
     The Company had tax exempt auction rate securities (“ARS”) of $16.7 million at December 31, 2008 and $17.1 million at September 30, 2009, which were classified as available-for-sale short-term and long-term investments. The long-term investments are classified as such since the timing of the liquidation of these investments is uncertain. The ARS held by the Company are private placement securities for which the interest rates are reset every 35 days. The reset dates have historically provided a liquid market for these securities as investors historically could readily sell their investments. These types of securities generally have not experienced payment defaults and are backed by student loans, which carry guarantees as provided for under the Federal Family Education Loan Program of the U.S. Department of Education. All of the securities were AAA/Aaa rated at September 30, 2009. To date, the Company has collected all interest payments on all of its ARS when due and expects to continue to do so in the future. The Company intended to liquidate all of its ARS prior to the end of 2008. However, due to the problems experienced in global credit and capital markets generally and the ARS market in particular, the Company’s ability to liquidate its ARS since 2008 has been impaired. The Company successfully liquidated $8.4 million of ARS in January 2008, $8.0 million of ARS in September 2008, $8.0 million in July 2008 and $4.1 million in October 2009, all at par. Amounts reclassified out of other comprehensive loss were determined under the specific identification basis. The $4.1 million liquidated in October 2009 is classified as a short-term investment as of September 30, 2009. The remaining principal of $13.0 million associated with ARS will not be accessible until successful ARS auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to maturity, or final payments come due according to contractual maturities from 17 to 29 years. The Company expects that it will receive the principal associated with these ARS through one of these means.
     The Company prepared a discounted cash flow analysis for its ARS using an estimated maturity of one year, which is when the Company estimates it will be able to liquidate these securities at par. The Company used a discount rate to reflect the current reduced liquidity of these securities. The discount rate was calculated by taking the existing interest rate being earned on the ARS as of September 30, 2009 and including a liquidity risk premium rate, which was calculated based on the treasury yields applicable to the ARS maturity dates as of September 30, 2009. As a result of this analysis, the Company reduced the value of the ARS by $0.5 million as of September 30, 2009, which was recognized through other comprehensive loss, net of tax, of $0.3 million. At December 31, 2008, the Company had reduced the value of the ARS by $0.4 million, which was recognized through other comprehensive loss, net of tax, of $0.3 million.
     As of September 30, 2009, the Company has determined that its ARS classified as available-for-sale with unrealized losses are not other-than-temporarily impaired. The Company expects to recover the entire cost basis of its ARS. The Company does not intend to liquidate its ARS until market conditions improve, nor does it expect to be required to sell its ARS. For the three and nine months ended September 30, 2008 and 2009, the Company did not recognize in earnings any credit losses related to its ARS.
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
7. OTHER ACCRUED EXPENSES
     Other accrued expenses are as follows:

	December 31,	September 30,
	2008	2009
	(in thousands)
Workers’ compensation	$8,895	$9,936
Inpatient	7,432	7,634
Deferred rent	6,581	5,550
Pharmacy	728	1,587
Medical supplies and durable medical equipment	3,507	3,175
Property taxes	487	532
Medical director fees	661	603
Professional fees	3,144	3,297
New billing system and computer software	2,024	—
Interest	1,195	1,120
Federal taxes payable	3,285	1,242
Accounts receivable credit balances	1,813	2,246
Other	6,152	5,330

	$45,904	$42,252

8. DISCONTINUED OPERATIONS
     The Company conducts an ongoing strategic review of its hospice programs and decides to sell or close certain hospice programs based on this strategic review.
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
     During the third quarter of 2008, the Company completed the sale of the Baton Rouge hospice program, which was located in the Company’s Southeast region; no material amounts were recorded as a result of the sale.
     During the fourth quarter of 2008, the Company completed the sale of the Ventura and Fort Wayne hospice programs, which were located in the West and Midwest regions, respectively, and recognized an immaterial pretax gain for each of these programs.
     During the second quarter of 2009, the Company recorded a pretax loss of approximately $0.6 million, which was a result of the writedown of assets from $2.1 million to $1.5 million for the Oklahoma City program, including the related inpatient unit. The Company completed the sale of the Oklahoma City program, including the related inpatient unit, on July 13, 2009. Net proceeds from the sale were approximately $1.5 million. The $1.5 million received in net proceeds was paid to the Company’s lenders as a mandatory prepayment of principal. No programs were held for sale as of September 30, 2009. See Note 9 to the unaudited consolidated financial statements.

     The assets of these entities included in discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations.” The carrying amounts of these assets were as follows:

	December 31,	September 30,
	2008	2009
	(in thousands)	(in thousands)
Prepaid expenses and other current assets	$15	$—
Net property and equipment	2,052	—

Total assets of discontinued operations	$2,067	$—

     Net revenue and losses for these entities and the write-down of assets sold were included in the consolidated statements of income as “Loss from discontinued operations, net of tax,” for all periods presented. The amounts are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2009	2008	2009
	(in thousands)		(in thousands)
Net patient service revenue	$1,799	$108	$5,149	$2,230

Pre-tax loss from operations	$(780)	$(142)	$(7,326)	$(910)
Benefit for income taxes	298	54	2,802	348

Loss from operations	(482)	(88)	(4,524)	(562)
Gain (loss) on sales, net of income taxes	53	—	(333)	—

Loss from discontinued operations, net of tax	$(429)	$(88)	$(4,857)	$(562)

9. TERM LOAN AND LINE OF CREDIT
     In connection with the Company’s acquisition of VistaCare, it entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) on February 28, 2008 with General Electric Capital Corporation and certain other lenders that provides the Company with a $130.0 million term loan (the “Term Loan”) and a $30.0 million revolving line of credit. The Term Loan was used to pay a portion of the purchase price and costs incurred with respect to the acquisition of VistaCare and to pay certain fees and expenses incurred in connection with the Credit Agreement. The revolving line of credit may be used to fund future acquisitions, working capital, capital expenditures and for general corporate purposes. There were no borrowings outstanding on the revolving line of credit at September 30, 2009. Borrowings under the Term Loan and revolving line of credit bear interest at an applicable margin above an Index Rate (based on the higher of the prime rate or 50 basis points over the federal funds rate) or above LIBOR. At September 30, 2009, both the applicable term loan margin and the applicable revolver margin for LIBOR loans were 2.75% and for Index Rate loans were 1.75% and, based on the Company’s leverage ratio, each may increase up to 3.25% for LIBOR loans and up to 2.25% for Index Rate loans. In addition, based on the Company’s leverage ratio, the LIBOR loans may decrease to 2.50% while the Index Rate loans may decrease to 1.50% when the Company’s leverage ratio is 1.25 or lower. On October 1, 2009, based on the Company’s leverage ratio, the Company’s applicable term loan and revolver margin was reduced to 2.50% while the Company’s margin on the Company’s Index Rate loan was reduced to 1.50%.
     At September 30, 2009, $55.2 million of the Term Loan bears interest at LIBOR plus 2.75% (ranging from 3.00% to 3.01%), while $40.0 million of the Term Loan bears interest at a fixed rate of 5.70% and $20.0 million of the Term Loan bears interest at a fixed rate of 6.17%, as a result of interest rate swap agreements. The remaining $1.6 million of the Term Loan bears interest at the Index Rate plus 1.75% (5.00%) at September 30, 2009. In April 2008, the Company entered into two interest rate swap agreements described in Note 12 to the unaudited consolidated financial statements that effectively convert a notional amount of $60.0 million of floating rate borrowings to fixed rate borrowings.
     The final installment of the Term Loan will be due on February 28, 2014 and the revolving line of credit will expire on February 28, 2013. The revolving line of credit has an unused facility fee of 0.25% per annum. As of September 30, 2009, the Company was in compliance with its financial covenants. During the three months ended September 30, 2009, the Company paid approximately $1.6 million in scheduled principal payments on its Term Loan. The Company paid $1.5 million related to mandatory prepayments of principal in July 2009, which were based on cash proceeds received from the sale of the Oklahoma City program. In addition, based on the Company’s projected annual excess cash flow calculation for the year ended December 31, 2009, the Company expects to prepay an estimated $18.1 million in principal on its Term Loan. This prepayment of principal will be due during the second quarter of 2010. As of September 30, 2009, the estimated projected prepayment of $18.1 million has been reclassified to current maturities of long-term debt from long-term debt on the balance sheet.
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
     On May 5, 2008, the Company received a letter from the United States Department of Justice (“DOJ”) notifying the Company that it is conducting an investigation of VistaCare, Inc. and requesting that the Company provide certain information and documents related to its investigation of claims submitted by VistaCare to Medicare and TRICARE from January 1, 2003 through March 6, 2008, the date the Company completed the acquisition of VistaCare. The DOJ is reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of the Company. The lawsuit was unsealed on September 30, 2009. In connection with the unsealing of the complaint, the DOJ has filed a notice with the court declining to intervene in the qui tam action at this time. While this should not be viewed as a final assessment by the DOJ of the merits of this qui tam action, the Company considers this to be a positive development. The Company continues to cooperate with the DOJ in its investigation of the Company. Based on the limited information that the Company has at this time, it cannot predict the outcome of the qui tam lawsuit or the related investigation, the DOJ’s views of the issues being investigated other than the DOJ’s notice declining to intervene in the qui tam action at this time, any actions that the DOJ may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources.
     The Company has been named in a class action lawsuit filed on November 6, 2008 in Superior Court of California, Los Angeles County by Charlia Cornish (“Cornish”) alleging class-wide wage and hour issues at its California hospice programs. The suit alleges failure to provide overtime compensation, meal and break periods, accurate itemized wage statements, and timely payment of wages earned upon leaving employment. The purported class includes all persons employed by the Company in California as an admission nurse, a case manager registered nurse, a licensed vocational nurse, a registered nurse, a home health aide, a medical social worker, a triage coordinator, an office manager, a patient care secretary or a spiritual counselor at anytime on or after November 6, 2004. The lawsuit seeks payment of unpaid wages, damages, interest, penalties and reasonable attorneys’ fees and costs. In January 2009 the Company successfully moved the lawsuit to Federal District Court in the Central District of California. On September 21, 2009 the court ruled in the Company’s favor denying plaintiff’s request to amend and granting the Company’s motion for summary judgment dismissing the lawsuit in its entirety. The plaintiff has filed a notice that she will appeal the decision. As a general matter, the Company believes that it has complied with all regulations at issue in the case and the Company intends to vigorously defend against the claims asserted in any appeal of the court’s decision.
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
     On February 2, 2009, the Company received a subpoena from the United States Office of Inspector General (“OIG”) requesting certain documents related to the Company’s provision of continuous care services from January 1, 2004 through February 2, 2009. On September 9, 2009, the Company received a second subpoena from the OIG requesting medical records for certain patients who had been provided continuous care services by the Company. The Company is cooperating with the OIG and is in the process of complying with the subpoena requests. Based on the preliminary stage of this investigation and the limited information that the Company has at this time the Company cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated, any actions that the OIG may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources.
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
     From time to time, the Company may be involved in other litigation matters relating to claims that arise in the ordinary course of its business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to the Company, the Company does not believe that the resolution of these other litigation matters to which the Company is currently a party will have a material adverse effect on the Company’s business, results of operations or liquidity. As of September 30, 2009, the Company has accrued approximately $2.3 million related to these other litigation matters.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008		2009
	(in thousands)		(in thousands)
Net patient service revenue:
Northeast	$15,322	$16,066	$41,528		$46,908
Southeast	13,390	14,796	39,401		42,168
South Central	14,861	17,520	43,308		51,336
Texas	31,000	32,548	83,606		95,068
Midwest	23,562	26,325	63,258		78,469
Mountain	21,660	18,846	59,898		56,236
West	18,110	19,085	51,656		56,428
South	13,839	14,717	34,635		42,139
Southwest	13,388	14,773	33,156		43,190
Support Center	109	558	(1,680	) (1)	1,119

	$165,241	$175,234	$448,766		$513,061

(1)	Includes $1.5 million additional accrual for the nine months ended September 30, 2008 related to Medicare cap, which was not allocated to respective regions.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008		2009	2008		2009
	(in thousands)			(in thousands)
Direct hospice care expenses:
Northeast	$8,474		$8,690	$23,523		$26,075
Southeast	8,151		8,910	23,688		25,601
South Central	9,887		10,599	28,137		31,732
Texas	19,246		19,397	51,838		58,348
Midwest	13,930		15,185	37,066		44,943
Mountain	11,777		10,505	32,804		31,524
West	8,946		9,688	26,086		29,193
South	8,096		8,502	20,637		25,021
Southwest	8,154		8,319	20,084		25,313
Support Center	483	(2)	76	(887	) (2)	20

	$97,144		$99,871	$262,976		$297,770

(2)	Amounts related to direct hospice care expenses related to VistaCare programs, which were not allocated to respective regions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(in thousands)		(in thousands)
Income from continuing operations before other income (expense):
Northeast	$3,657	$4,548	$8,899	$11,413
Southeast	1,902	2,910	6,025	7,165
South Central	1,339	3,261	4,725	8,620
Texas	5,021	6,361	13,335	15,848
Midwest	4,500	6,404	12,352	17,882
Mountain	5,893	4,644	15,326	13,760
West	5,443	5,684	14,665	15,683
South	1,881	2,787	4,885	6,592
Southwest	2,403	3,957	6,140	8,969
Support Center	(20,362)	(20,072)	(60,642)	(53,968)

	$11,677	$20,484	$25,710	$51,964

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Average Daily Census:
Northeast	1,152	1,153	1,057	1,146
Southeast	1,064	1,157	1,054	1,112
South Central	1,168	1,252	1,110	1,216
Texas	2,361	2,423	2,119	2,383
Midwest	1,826	1,983	1,637	1,923
Mountain	1,479	1,267	1,379	1,272
West	1,162	1,191	1,098	1,174
South	1,064	1,078	889	1,036
Southwest	1,053	1,129	883	1,102

	12,329	12,633	11,226	12,364

	December	September
	31, 2008	30, 2009
	(in thousands)
Total Assets:
Northeast	$20,954	$21,368
Southeast	32,935	33,278
South Central	32,369	29,485
Texas	72,181	70,843
Midwest	46,016	49,441
Mountain	58,591	61,138
West	21,305	19,798
South	25,648	24,917
Southwest	35,769	36,760
Support Center	115,183	136,970

	$460,951	$483,998

12. DERIVATIVE FINANCIAL INSTRUMENTS
     The Company entered into an interest rate swap agreement during April 2008, which effectively converts a notional amount of $40.0 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in April 2011. As of September 30, 2009, the Company pays a rate of 5.70% and receives LIBOR plus 2.75%, which was 5.72% at inception, in connection with this interest rate swap agreement. The Company entered into a second interest rate swap agreement in April 2008, which effectively converts a notional amount of $20.0 million of floating rate borrowings to fixed rate borrowings. The term of this second interest rate swap also expires in April 2011. As of September 30, 2009, with respect to this second interest rate swap agreement, the Company pays a rate of 6.17% and receives LIBOR plus 2.75%, which was 5.92% at inception. The Company accounts for the interest rate swaps as a cash flow hedge. The Company believes the interest rate swaps will be highly effective in achieving the Company’s goal of minimizing the volatility of cash flows associated with changes in interest rates on its variable debt.
     The Company is exposed to credit losses in the event of nonperformance by the counterparties to the two interest rate swap agreements. Management believes that the counterparties are creditworthy and anticipates that the counterparties and the Company will satisfy all obligations under the contracts. The interest rate swaps are designated as cash flow hedges and the Company believes that the hedges will be highly effective. Changes in fair value of the interest rate swaps, net of income tax, are being recognized through other comprehensive income or loss. As of September 30, 2009, the Company does not expect any amounts to be reclassified within the next twelve months to earnings from accumulated other comprehensive loss related to these cash flow hedges.
     The interest rate swap agreements qualify for hedge accounting treatment and have been designated as cash flow hedges. Hedge effectiveness testing for the three and nine months ended September 30, 2008 and 2009 indicates that the swaps are highly effective hedges and as such, there is no amount related to hedging ineffectiveness to expense. The Company does not anticipate that the 2009 other comprehensive loss will be reclassified into earnings within the next year.
     The fair values of the Company’s interest rate swap agreements as presented in the consolidated balance sheets are as follows (in thousands):

Liability Derivatives
	December 31, 2008		September 30, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap agreements	Other Long Term Liabilities	$(2,042)	Other Long Term Liabilities	$(1,991)

     The effect of the interest rate swap agreements on the Company’s consolidated comprehensive loss, net of related taxes, for the three months ended September 30, is as follows (in thousands):

	Amount of Income/(Loss) Recognized		Income/(Loss) Reclassified from
	in Other Comprehensive		Accumulated Other Comprehensive
	Income/(Loss)		Loss to Earnings (effective portion)
	2008	2009	2008	2009
Derivatives designated as cash flow hedges:

Interest rate swap agreements	$297	$(80)	$—	$—

     The effect of the interest rate swap agreements on the Company’s consolidated comprehensive loss, net of related taxes, for the nine months ended September 30, is as follows (in thousands):

	Amount of Income/(Loss) Recognized		Income/(Loss) Reclassified from
	in Other Comprehensive		Accumulated Other Comprehensive
	Income/(Loss)		Loss to Earnings (effective portion)
	2008	2009	2008	2009
Derivatives designated as cash flow hedges:

Interest rate swap agreements	$(123)	$32	$—	$—

13. EFFECTIVE INCOME TAX RATE
     The Company’s provision for income taxes consists of current and deferred federal and state income tax expenses. The Company’s effective tax rate for the three months ended September 30, 2008 and 2009 was approximately 35.9% and 38.0%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2008 and 2009 was approximately 36.0% and 37.3%, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2009, is related to a higher percentage of taxable earnings due to the Company’s increasing income before taxes and the Company’s lower tax-exempt interest income earned due to lower interest rates. The Company estimates that its effective tax rate for 2009 will be approximately 37.3%.
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2009	2008	2009
Statutory state and federal income tax rate	35.9%	38.0%	36.0%	37.3%
Less: net income attributable to noncontrolling interests	0.5%	0.4%	0.2%	0.3%

Effective income tax rate for controlling interest	35.4%	37.6%	35.8%	37.0%

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
     The Company categorizes its assets and liabilities recorded at fair value based upon the following fair value hierarchy established by the Financial Accounting Standards Board (“FASB”).
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
     At September 30, 2009, the Company had assets related to its ARS of $13.0 million that were measured at fair value on a recurring basis using the Level 3 valuation methodology. The Company prepared a discounted cash flow analysis for its ARS to estimate a fair value as of September 30, 2009. The assumptions included using an estimated maturity of one year, which is when the Company estimates it will be able to liquidate these ARS at par and a discount rate to reflect the current reduced liquidity of these ARS. The discount rate was calculated by taking the existing interest rate being earned on the ARS as of September 30, 2009 and including a liquidity risk premium rate, which was calculated based on the treasury yields applicable to the ARS maturity dates as of September 30, 2009. As a result of this analysis, the Company reduced the value of the ARS by $0.5 million as of September 30, 2009, which was recognized through other comprehensive loss, net of tax of $0.3 million. During October 2009, the Company liquidated one ARS at par for $4.1 million. The $4.1 million is classified as a short-term investment as of September 30, 2009.
     Also, at September 30, 2009, the Company had net liabilities related to its interest rate swaps of approximately $1.3 million, net of income tax, that were measured at fair value on a recurring basis using the Level 3 valuation methodology. The fair value reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities along with estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties.
     The Company has no assets or liabilities measured at fair value using the Level 2 valuation methodology. The Company’s cash and cash equivalents are measured at fair value using the Level 1 valuation methodology.
     The following table presents the changes in fair value of the Company’s Level 3 assets related to the ARS and the Company’s Level 3 liabilities related to the interest rate swaps for the three and nine months ended September 30, 2009 (in thousands):

	Three Months Ended
	September 30, 2009
		Interest
	ARS	Rate Swaps
Balance at July 1, 2009	$16,416	$(1,865)
Transfers to Level 1	(4,100)	—
Unrealized income (loss) included in other comprehensive loss (before tax)	185	(126)

Balance at September 30, 2009	$12,501	$(1,991)

	Nine Months Ended
	September 30, 2009
		Interest
	ARS	Rate Swaps
Balance at January 1, 2009	$16,659	$(2,042)
Transfers to Level 1	(4,100)	—
Unrealized income (loss) included in other comprehensive loss (before tax)	(58)	51

Balance at September 30, 2009	$12,501	$(1,991)

15. COMPREHENSIVE INCOME
     The FASB established guidelines for reporting changes in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income attributable to Odyssey stockholders includes the net change in the fair value of ARS and interest rate swaps, net of income tax, and are included as a component of Odyssey stockholders’ equity.

     The components of comprehensive income, net of income tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net income	$5,887	$11,581	$9,072	$28,819
Other comprehensive income or loss, net of tax:
Unrealized income (loss) on interest rate swaps	297	(80)	(123)	32
Unrealized income (loss) on ARS	(103)	120	(355)	(33)

Comprehensive income	$6,081	$11,621	$8,594	$28,818

     Accumulated other comprehensive loss, net of income tax, at September 30, 2009 is comprised of $0.3 million and $1.3 million in losses related to the fair value of ARS and interest rate swaps, respectively. At December 31, 2008, accumulated other comprehensive loss, net of income tax, was comprised of $0.3 million and $1.3 million in losses related to the fair value of ARS and interest rate swaps, respectively.
16. RECENT ACCOUNTING PRONOUNCEMENTS
     On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial condition, results from operations or cash flows.
     On January 1, 2009, the Company adopted changes issued by the FASB for fair value accounting, which delayed the effective date of measuring fair value for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually to fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The adoption of this change did not have a material impact on the Company’s financial condition, results from operations or cash flows.
     On April 1, 2009, the Company adopted changes issued by the FASB for fair value accounting, which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This change also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this change did not have a material impact on the Company’s financial condition, results from operations or cash flows.
     On January 1, 2009, the Company adopted changes issued by the FASB related to the accounting for business combinations. This change retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, this change provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. As the Company has not completed any acquisitions subsequent to January 1, 2009, the adoption of this change did not impact its financial condition, results from operations or cash flows. However, the Company is required to expense costs related to any future acquisitions.
     On January 1, 2009, the Company adopted changes issued by the FASB related to the accounting for noncontrolling interests. As a result of this change, the Company presents noncontrolling interests (previously shown as minority interests in consolidated subsidiaries) as a component of equity on the consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction in net income on the consolidated statements of income, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” Total provision for income taxes remains unchanged; however, the Company’s effective tax rate as calculated from the balances shown on the consolidated statements of income have changed as net income attributable to noncontrolling interests is no longer included as a deduction in the determination of income from continuing operations.

See Note 13 to the unaudited consolidated financial statements. The adoption of this change did not have a material impact on the Company’s financial condition, results from operations or cash flows.
     On January 1, 2009, the Company adopted changes issued by the FASB related to disclosures about derivative instruments and hedging activities. This change encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. This change also enhances the disclosure requirements for derivative instruments and hedging activities to include how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows.
     During the second quarter of 2009, the Company adopted changes issued by the FASB related to the recognition and presentation of other-than-temporary impairments. This change amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. It also does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this change requires comparative disclosures only for periods ending after initial adoption. The adoption of this change did not have a material impact on its financial condition, results from operations or cash flows.
     During the second quarter of 2009, the Company adopted changes issued by the FASB related to interim disclosures about fair value of financial instruments. This change amends prior guidance regarding the disclosures about fair value of financial instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This change is effective for all reporting periods ending after June 15, 2009. The adoption of this change did not have a material impact on its financial condition, results from operations or cash flows.
     During the second quarter of 2009, the Company adopted changes issued by the FASB related to subsequent events which was effective for interim or annual periods ending after June 15, 2009. This change establishes general standards of accounting for disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
     Certain statements used in the following discussion and elsewhere in this Quarterly Report on Form 10-Q, including statements regarding our future financial position and results of operations, business strategy and plans and objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, which may cause our actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to the following:
•	general market conditions;

•	adverse changes in reimbursement levels under Medicare and Medicaid programs;

•	government and private party legal proceedings and investigations;

•	adverse changes in the Medicare payment cap limits and increases in our estimated Medicare cap contractual adjustments;

•	decline in patient census growth;

•	increases in inflation, including inflationary increases in patient care costs;

•	our ability to effectively implement our 2009 operations and development strategies;

•	our ability to successfully integrate and operate acquired hospice programs;

•	our dependence on patient referral sources and potential adverse changes in patient referral practices of those referral sources;

•	our ability to attract and retain healthcare professionals;

•	increases in our bad debt expense due to various factors including an increase in the volume of pre-payment reviews by Medicare fiscal intermediaries;

•	adverse changes in the state and federal licensure and certification laws and regulations;

•	adverse results of regulatory surveys;

•	delays in licensure and/or certification of hospice programs and inpatient units;

•	cost of complying with the terms and conditions of our corporate integrity agreement;

•	adverse changes in the competitive environment in which we operate;

•	changes in state or federal income, franchise or similar tax laws and regulations; and

•	adverse impact of natural disasters.
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
OVERVIEW
     We are one of the largest providers of hospice care in the United States in terms of both average daily patient census and number of Medicare-certified hospice programs. As of September 30, 2009, we operated 91 Medicare-certified hospice programs, serving patients and their families in 29 states. We operate all of our hospice programs through our operating subsidiaries. During the three months ended September 30, 2009, our average daily census was 12,633 patients, which represents a 2.5% increase over our average daily census of 12,329 patients for the three months ended September 30, 2008. Our net patient service revenue of $175.2 million for the three months ended September 30, 2009 represents an increase of 6.0% over our net patient service revenue of $165.2 million for the three months ended September 30, 2008. We reported net income attributable to Odyssey stockholders of $11.6 million, or $0.35 per diluted share, for the three months ended September 30, 2009, which represents an increase of 96.7% from our net income attributable to Odyssey stockholders of $5.9 million, or $0.18 per diluted share, for the three months ended September 30, 2008.
DEVELOPED HOSPICES
     During the first quarter of 2008, our hospice program located in Augusta, Georgia received its Medicare certification. During the second quarter of 2008, our hospice program located in Dayton, Ohio received its Medicare certification. During the third quarter of 2008, we converted our Dayton, Ohio program to an alternate delivery site of our Columbus, Ohio program. During the three months ended September 30, 2008 and 2009, we incurred pre-tax start-up losses of approximately $0.3 million and $0.2 million, respectively, for developed hospice programs.
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
     Goodwill from our hospice acquisitions was $189.5 million as of September 30, 2009, representing 80.8% of equity and 39.2% of total assets as of September 30, 2009. We do not amortize goodwill from acquisitions based on current accounting guidance. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are reviewed for impairment annually (during the fourth quarter) or more frequently if indicators arise. As of September 30, 2009, no impairment indicators were identified. Other intangible assets continue to be amortized over their useful lives.
DISCONTINUED OPERATIONS
     We conduct ongoing strategic reviews of each of our hospice programs from which we evaluate hospice programs and decide to sell or close certain hospice programs based on this strategic review.
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
     During the third quarter of 2008, we completed the sale of the Baton Rouge hospice program, which was located in our Southeast region during the third quarter of 2008; no material amounts were recorded as a result.
     During the fourth quarter of 2008, we completed the sale of the Ventura and Fort Wayne hospice programs which were located in our West and Midwest regions, respectively, during the fourth quarter of 2008, and recognized an immaterial pretax gain for each of these programs.
     During the second quarter of 2009, we recorded a pretax loss of approximately $0.6 million which was a result of the writedown of assets from $2.1 million to $1.5 million for the Oklahoma City program including the related inpatient unit. We completed the sale of the Oklahoma City program, including the related inpatient unit on July 13, 2009. Net proceeds from the sale were approximately $1.5 million. No programs were held for sale as of September 30, 2009.
     During the three months ended September 30, 2008 and 2009, we recorded a charge of approximately $0.4 million and $0.1 million, respectively, net of taxes, or $0.01 and $0.00 per diluted share, respectively, related to these programs in discontinued operations. These charges are included in discontinued operations for the respective periods.
     During the nine months ended September 30, 2008 and 2009, we recorded a charge of approximately $4.9 million and $0.6 million, respectively, net of taxes, or $0.15 and $0.02 per diluted share, respectively, related to these programs in discontinued operations. These charges are included in discontinued operations for the respective periods.
     Our results of operations and statistics for prior periods have been restated to reflect the reclassification of these programs to discontinued operations.
NET PATIENT SERVICE REVENUE
     Net patient service revenue is the estimated net realizable revenue from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered to our patients. To determine net patient service revenue, we adjust gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap contractual adjustments. Net patient service revenue does not include charity care or the Medicaid room and board payments. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 92.4% and 92.9% of our net patient service revenue for the three months ended September 30, 2008 and 2009, respectively, and represented approximately 92.6% and 92.9% of our net patient service revenue for the nine months ended September 30, 2008 and 2009, respectively. Services provided under Medicaid programs represented approximately 4.2% and 3.8% of our net patient service revenue for the three months ended September 30, 2008 and 2009, respectively, and represented approximately 4.1% and 3.9% of our net patient service revenue for the nine months ended September 30, 2008 and 2009, respectively. The payments we receive from Medicare and Medicaid are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.
     The four main levels of care we provide are routine home care, general inpatient care, continuous home care and inpatient respite care. We also receive reimbursement for physician services, self-pay and non-governmental room and board. Routine home care is the largest component of our gross patient service revenue, representing 89.7% and 89.0% of gross patient service revenue for the three months ended September 30, 2008 and 2009, respectively, and 89.6% and 89.2% of gross patient service revenue for the nine months ended September 30, 2008 and 2009, respectively. General inpatient care represented 7.1% and 7.9% of gross patient service revenue for the three months ended September 30, 2008 and 2009, respectively, and 7.2% and 7.6% of gross patient service revenue for the nine months ended September 30, 2008 and 2009, respectively. Continuous home care represented 2.0% and 2.1% of gross patient service revenue for the three months ended September 30, 2008 and 2009, respectively, and 2.1% of gross patient service revenue for both of the nine months ended September 30, 2008 and 2009. Inpatient respite care and reimbursement for physician services, self-pay and non-governmental room and board represents the remaining 1.2% and 1.0% of gross patient service revenue for the three months ended September 30, 2008 and 2009, respectively, and 1.1% of gross patient service revenue for both of the nine months ended September 30, 2008 and 2009, respectively.
     The principal factors that impact net patient service revenue are our average daily census, levels of care, annual changes in Medicare and Medicaid payment rates due to adjustments for inflation and estimated Medicare cap and commercial contractual adjustments. Average daily census is affected by the number of patients referred and admitted into our hospice programs and the average length of stay of those patients once admitted. Average length of stay is impacted by patients’ decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average hospice length of stay is 86.4 and 84.5 days for the three months ended September 30, 2008 and 2009, respectively. Our average hospice length of stay is 85.5 and 82.1 days for the nine months ended September 30, 2008 and 2009, respectively.
     Payment rates under the Medicare and Medicaid programs are indexed for inflation annually; however, the increases have historically been less than actual inflation. On October 1, 2007 and 2008, the base Medicare payment rates for hospice care increased by approximately 3.3% and 3.6%, respectively, over the base rates previously in effect. These rates were further adjusted geographically by the hospice wage index. On July 31, 2008, the Centers for Medicare and Medicaid Services (“CMS”) published a final rule that modifies the hospice wage index by phasing out over a three year period the budget neutrality adjustment factor (“BNAF”). According to the final rule, the phase out would occur over a three year period beginning on October 1, 2008, with 25% of the phase-out becoming effective on October 1, 2008, 50% becoming effective on October 1, 2009 and the balance on October 1, 2010. In February 2009, as part of the American Recovery and Reinvestment Act of 2009, the implementation of the phase-out of the BNAF was delayed until October 1, 2009. CMS began paying providers the estimated 1.1% increase in hospice rates from October 1, 2008 during the second quarter of 2009. On July 30, 2009, CMS issued a final rule to update the Medicare hospice wage index. The final rule also re-implements the phase-out of the BNAF beginning on October 1, 2009. The phase-out of the BNAF will occur over a seven year period, 10% in the first year and an additional 15% in each of the following six years. On October 1, 2009, payments to Medicare participating hospices increased by approximately 1.4%. This increase includes the effect of the first year phase-out of the BNAF used in computing the hospice wage index.
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
     Dollar Amount Cap. The Medicare revenue paid to a hospice program from November 1 to October 31 of the following year may not exceed the annual cap amount, which is calculated by using the following formula: the product of the number of admissions to the program by patients who are electing to receive their Medicare hospice benefit for the first time, multiplied by the Medicare cap amount which is then reduced proportionately for patients who transferred in or out of our hospice programs. The Medicare cap amount is annually adjusted for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. On May 5, 2009, CMS announced that the Medicare cap amount is $23,014 for the 2009 cap year which is from November 1, 2008 through October 31, 2009.
     Inpatient Care Cap. A hospice program’s inpatient care days, either general inpatient or respite inpatient care and regardless of setting, may not exceed 20% of the program’s total patient care days in the Medicare cap year. None of our hospice programs exceeded the payment limits on general inpatient care services for the year ended December 31, 2008.

     The following table shows the amounts accrued and paid for the Medicare cap contractual adjustments for the year ended December 31, 2008 and for the nine months ended September 30, 2009, respectively:

	Accrued Medicare Cap Contractual
	Adjustments
	December 31,		September 30,
	2008		2009
Beginning balance — accrued Medicare cap contractual adjustments	$21,682		$23,719
Medicare cap contractual adjustments	6,852	(1)	2,645	(2)
Medicare cap contractual adjustments — discontinued operations	(27	)(3)	(79	)(3)
Payments to Medicare fiscal intermediaries	(12,996)		(8,408)
Balances acquired with the VistaCare acquisition	8,208		—

Ending balance — accrued Medicare cap contractual adjustments	$23,719		$17,877

(1)	Includes additional accrual of $1.5 million related to the 2006 Medicare cap year.

(2)	Includes an accrual reversal of $0.8 million related to the 2007 Medicare cap year.

(3)	Medicare cap contractual adjustments reclassified to discontinued operations are related to all programs we have discontinued and/or sold during 2006, 2007 and 2008.
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

     The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for hospice care for the three and nine months ended September 30, 2008 and 2009, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Direct hospice care expenses:
Salaries, benefits and payroll taxes	38.1%	37.3%	38.2%	38.1%
Pharmaceuticals	4.9	4.8	4.8	4.8
Medical equipment and supplies	5.8	5.4	5.7	5.4
Inpatient costs	2.1	2.0	2.2	2.0
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	7.9	7.5	7.7	7.7

Total	58.8%	57.0%	58.6%	58.0%

General and administrative expenses — hospice care:
Salaries, benefits and payroll taxes	13.2%	12.7%	14.3%	13.2%
Leases	2.7	2.6	2.8	2.7
Other (including insurance, recruiting, travel, telephone and printing)	4.1	3.5	4.0	3.8

Total	20.0%	18.8%	21.1%	19.7%

     The following table sets forth the cost per day of care represented by the items included in direct hospice care expenses and general and administrative expenses for hospice care for the three and nine months ended September 30, 2008 and 2009, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Direct hospice care expenses:
Salaries, benefits and payroll taxes	$55.53	$56.29	$55.72	$57.87
Pharmaceuticals	7.18	7.29	7.01	7.28
Medical equipment and supplies	8.46	8.13	8.35	8.25
Inpatient costs	3.04	3.02	3.23	3.10
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	11.43	11.20	11.18	11.72

Total	$85.64	$85.93	$85.49	$88.22

General and administrative expenses — hospice care:
Salaries, benefits and payroll taxes	$19.22	$19.08	$20.81	$20.08
Leases	3.98	3.99	4.07	4.12
Other (including insurance, recruiting, travel, telephone and printing)	5.89	5.30	5.88	5.69

Total	$29.09	$28.37	$30.76	$29.89

PROVISION FOR INCOME TAXES
     Our provision for income taxes consists of current and deferred federal and state income tax expenses. Our effective tax rate for the three months ended September 30, 2008 and 2009 was approximately 35.9% and 38.0%, respectively. Our effective tax rate for the nine months ended September 30, 2008 and 2009 was approximately 36.0% and 37.3%, respectively. The increase in the effective tax rate for 2009 is related to a higher percentage of taxable earnings due to our increasing income before taxes and our lower tax-exempt interest income earned due to lower interest rates. We estimate that our effective tax rate for 2009 will be approximately 37.3%.

RESULTS OF OPERATIONS
     The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the three and nine months ended September 30, 2008 and 2009, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Net patient service revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct hospice care	58.8	57.0	58.6	58.0
General and administrative — hospice care	20.0	18.8	21.1	19.7
General and administrative — support center	11.4	9.2	11.5	9.6
Provision for uncollectible accounts	1.6	2.3	1.7	1.7
Depreciation and amortization	1.1	1.0	1.4	0.9

Income from continuing operations before other income (expense)	7.1	11.7	5.7	10.1
Other income (expense), net	(1.1)	(0.8)	(0.8)	(0.9)

Income from continuing operations before provision for income taxes	6.0	10.9	4.9	9.2
Provision for income taxes	2.1	4.1	1.8	3.4

Income from continuing operations	3.9	6.8	3.1	5.8
Loss from discontinued operations, net of income taxes	(0.3)	(0.1)	(1.1)	(0.1)

Net income	3.6%	6.7%	2.0%	5.7%
Less: net income attributable to noncontrolling interests	0.0	0.1	0.0	0.1

Net income attributable to Odyssey stockholders	3.6%	6.6%	2.0%	5.6%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2009
     The following table summarizes and compares our results of operations for the three months ended September 30, 2008 and 2009, respectively:

	Three Months Ended
	September 30,
	2008	2009	$ Change	% Change
		(in thousands, except % change)
Net patient service revenue	$165,241	$175,234	$9,993	6.0%
Operating expenses:
Direct hospice care	97,144	99,871	2,727	2.8%
General and administrative — hospice care	32,997	32,967	(30)	(0.0)%
General and administrative — support center	18,882	16,072	(2,810)	(14.9)%
Provision for uncollectible accounts	2,573	4,025	1,452	56.4%
Depreciation and amortization	1,968	1,815	(153)	(7.8)%

Income from continuing operations before other income (expense)	11,677	20,484	8,807	75.4%
Other income (expense), net	(1,696)	(1,466)	230	13.6%

Income from continuing operations before provision for income taxes	9,981	19,018	9,037	90.5%
Provision for income taxes	3,530	7,150	3,620	102.5%

Income from continuing operations	6,451	11,868	5,417	84.0%
Loss from discontinued operations, net of income taxes	(429)	(88)	341	79.5%

Net income	6,022	11,780	5,758	95.6%
Less: net income attributable to noncontrolling interests	135	199	64	47.4%

Net income attributable to Odyssey stockholders	$5,887	$11,581	$5,694	96.7%

Net Patient Service Revenue
     Net patient service revenue increased $10.0 million, or 6.0%, from $165.2 million for the three months ended September 30, 2008 to $175.2 million for the three months ended September 30, 2009, due primarily to an increase in the net patient service revenue per day along with an increase in the average daily census (“ADC”). Net patient service revenue per day of care was $145.68 and $150.78 for the three months ended September 30, 2008 and 2009, respectively, which was an increase of $5.10, or 3.5%. This increase was primarily due to overall increases in Medicare payment rates for our hospice services of approximately 3.6% effective on October 1, 2008. ADC was 12,329 and 12,633 for the three months ended September 30, 2008 and 2009, respectively, which was an increase of 304, or 2.5%. The Medicare cap contractual increased $1.2 million from $1.2 million for the three months ended September 30, 2008 to $2.4 million for the three months ended September 30, 2009. Medicare revenues represented 92.4% and 92.9% of our net patient service revenue for the three months ended September 30, 2008 and 2009, respectively. Medicaid revenues represented 4.2% and 3.8% of our net patient service revenue for the three months ended September 30, 2008 and 2009, respectively.
Direct Hospice Care Expenses
     Direct hospice care expenses increased $2.8 million, or 2.8%, from $97.1 million for the three months ended September 30, 2008 to $99.9 million for the three months ended September 30, 2009, due primarily to an increase in salaries, benefits and payroll tax expense. Salaries, benefits and payroll tax expense increased $2.4 million, or 3.8%, from $63.0 million for the three months ended September 30, 2008 to $65.4 million for the three months ended September 30, 2009. On a per patient day basis, we experienced an increase of $0.29, or 0.3%, from $85.64 per patient day for the three months ended September 30, 2008 to $85.93 per patient day for the three months ended September 30, 2009. As a percentage of net patient service revenue, our direct hospice care expenses were 58.8% and 57.0% for the three months ended September 30, 2008 and 2009, respectively.
General and Administrative Expenses — Hospice Care
     General and administrative expenses — hospice care were $33.0 million for both of the three months ended September 30, 2008 and 2009. On a per patient day basis, we experienced a decrease of $0.72, or 2.5%, from $29.09 per patient day for the three months ended September 30, 2008 to $28.37 per patient day for the three months ended September 30, 2009. As a percentage of net patient service revenue, our general administrative expenses — hospice care were 20.0% and 18.8% for the three months ended September 30, 2008 and 2009, respectively.
General and Administrative Expenses — Support Center
     General and administrative expenses — support center decreased $2.8 million, or 14.9%, from $18.9 million for the three months ended September 30, 2008, to $16.1 million for the three months ended September 30, 2009. For the three months ended September 30, 2008, we incurred $2.0 million in ramp down and integration expenses related to the VistaCare acquisition compared to no ramp down and integration expenses for the three months ended September 30, 2009. Excluding the ramp down and integration expenses, our salaries, benefits and payroll tax expense increased approximately $0.2 million from $8.3 million for the three months ended September 30, 2008, to $8.5 million for the three months ended September 30, 2009. As a percentage of net patient service revenue, our general administrative expenses — support center were 11.4% and 9.2% for the three months ended September 30, 2008 and 2009, respectively.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts increased $1.4 million, or 56.4%, from $2.6 million for the three months ended September 30, 2008 to $4.0 million for the three months ended September 30, 2009. This increase is related to an increase in our allowance for uncollectible accounts as of September 30, 2009 in response to increased prepayment reviews by our Medicare fiscal intermediaries in the third quarter of 2009. As a percentage of net patient service revenue, our provision for uncollectible accounts was 1.6% and 2.3% for the three months ended September 30, 2008 and 2009, respectively.
Depreciation and Amortization Expense
     Depreciation and amortization expense decreased $0.2 million, or 7.8%, from $2.0 million for the three months ended September 30, 2008 to $1.8 million for the three months ended September 30, 2009. This decrease was primarily due to certain assets becoming fully depreciated. As a percentage of net patient service revenue, depreciation and amortization expense was 1.1% and 1.0% for the three months ended September 30, 2008 and 2009, respectively.

Other Income (Expense)
     Other income/expense decreased $0.2 million from $1.7 million in other expense for the three months ended September 30, 2008 to $1.5 million in other expense for the three months ended September 30, 2009. Interest expense decreased $0.5 million from $2.1 million for the three months ended September 30, 2008 to $1.6 million for the three months ended September 30, 2009 due primarily to lower interest rates related to our term loan that originated on February 28, 2008 to fund our acquisition of VistaCare. See Note 9 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, interest income decreased $0.3 million from $0.4 million for the three months ended September 30, 2008 to $0.1 million for the three months ended September 30, 2009, due primarily to a decrease in interest rates for the three months ended September 30, 2009 being earned on our money market and auction rate securities (“ARS”) accounts.
Provision for Income Taxes
     Our provision for income taxes increased $3.6 million, or 102.5%, from $3.5 million for the three months ended September 30, 2008 to $7.1 million for the three months ended September 30, 2009 due to higher income from continuing operations before provision for income taxes. We had an effective income tax rate of approximately 35.9% and 38.0% for the three months ended September 30, 2008 and 2009, respectively. The increase in the effective tax rate for 2009 is related to a higher percentage of taxable earnings due to our increasing income before taxes and our lower tax-exempt interest income earned due to lower interest rates.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2009
     The following table summarizes and compares our results of operations for the nine months ended September 30, 2008 and 2009, respectively:

	Nine months Ended
	September 30,
	2008	2009	$ Change	% Change
		(in thousands, except % change)
Net patient service revenue	$448,766	$513,061	$64,295	14.3%
Operating expenses:
Direct hospice care	262,976	297,770	34,794	13.2%
General and administrative — hospice care	94,604	100,898	6,294	6.7%
General and administrative — support center	51,832	48,718	(3,114)	(6.0)%
Provision for uncollectible accounts	7,803	8,894	1,091	14.0%
Depreciation and amortization	5,841	4,817	(1,024)	(17.5)%

Income from continuing operations before other income (expense)	25,710	51,964	26,254	102.1%
Other income (expense), net	(3,827)	(4,670)	(843)	(22.0)%

Income from continuing operations before provision for income taxes	21,883	47,294	25,411	116.1%
Provision for income taxes	7,839	17,497	9,658	123.2%

Income from continuing operations	14,044	29,797	15,753	112.2%
Loss from discontinued operations, net of income taxes	(4,857)	(562)	4,295	88.4%

Net income	9,187	29,235	20,048	218.2%
Less: net income attributable to noncontrolling interests	115	416	301	261.7%

Net income attributable to Odyssey stockholders	$9,072	$28,819	$19,747	217.7%

Net Patient Service Revenue
     Net patient service revenue increased $64.3 million, or 14.3%, from $448.8 million for the nine months ended September 30, 2008 to $513.1 million for the nine months ended September 30, 2009, due primarily to the incremental net patient service revenue generated from VistaCare operations of approximately $47.0 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Net patient service revenue for the nine months ended September 30, 2009 includes a full nine months of VistaCare operations as compared to the nine months ended September 30, 2008, which includes seven full months of VistaCare operations. There was also an additional $1.4 million of net patient service revenue recorded during the three months ended March 31, 2009 related to the fourth quarter of 2008. This additional $1.4 million in net patient service revenue is due to the delay in implementing the phase-out of the BNAF, as previously discussed, which was delayed until October 1, 2009. Net patient service revenue per day of care was $145.90 and $152.00 for the nine months ended September 30, 2008 and 2009, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services of approximately 3.6% effective on October 1, 2008. In addition, Medicare cap expense decreased $1.1 million from $3.7 million for the nine months ended September 30, 2008 to $2.6 million for the nine months ended September 30, 2009. Medicare revenues represented 92.6% and 92.9% of our net patient service revenue for the nine months ended September 30, 2008 and 2009, respectively. Medicaid revenues represented 4.1% and 3.9% of our net patient service revenue for the nine months ended September 30, 2008 and 2009, respectively.
Direct Hospice Care Expenses
     Direct hospice care expenses increased $34.8 million, or 13.2%, from $263.0 million for the nine months ended September 30, 2008 to $297.8 million for the nine months ended September 30, 2009, due primarily to the incremental direct hospice care expenses incurred from the VistaCare operations of approximately $27.8 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The direct hospice care expenses for the nine months ended September 30, 2009 includes a full nine months of VistaCare operations as compared to the nine months ended September 30, 2008 which includes seven full months of VistaCare operations. Salaries, benefits and payroll tax expense for Odyssey programs increased $3.3 million, or 2.7%, from $123.0 million for the nine months ended September 30, 2008 to $126.3 million for the nine months ended September 30, 2009. As a percentage of net patient service revenue, our direct hospice care expenses were 58.6% and 58.0% for the nine months ended September 30, 2008 and 2009, respectively.
General and Administrative Expenses — Hospice Care
     General and administrative expenses — hospice care increased $6.3 million, or 6.7%, from $94.6 million for the nine months ended September 30, 2008, to $100.9 million for the nine months ended September 30, 2009, due primarily to the incremental general and administrative expenses incurred from the VistaCare operations of approximately $6.0 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The general and administrative expenses - hospice care for the nine months ended September 30, 2009 includes a full nine months of VistaCare operations as compared to the nine months ended September 30, 2008 which includes seven full months of VistaCare operations. In addition, we incurred approximately $1.3 million in general and administrative expense related to a new hospice program that was acquired on December 31, 2008. As a percentage of net patient service revenue, our general administrative expenses — hospice care were 21.1% and 19.7% for the nine months ended September 30, 2008 and 2009, respectively.
General and Administrative Expenses — Support Center
     General and administrative expenses — support center decreased $3.1 million, or 6.0%, from $51.8 million for the nine months ended September 30, 2008, to $48.7 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2008, we incurred $7.7 million in ramp down and integration expenses related to the VistaCare acquisition compared to no ramp down and integration expenses for the nine months ended September 30, 2009. Excluding the ramp down and integration expenses, our general and administrative expenses increased $4.6 million of which our salaries, benefits and payroll tax expense increased approximately $2.9 million from $21.9 million for the nine months ended September 30, 2008, to $24.8 million for the nine months ended September 30, 2009. As a percentage of net patient service revenue, our general administrative expenses - support center were 11.5% and 9.6% for the nine months ended September 30, 2008 and 2009, respectively.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts increased $1.1 million, or 14.0%, from $7.8 million for the nine months ended September 30, 2008 to $8.9 million for the nine months ended September 30, 2009. As a percentage of net patient service revenue, our provision for uncollectible accounts was 1.7% for both of the nine months ended September 30, 2008 and 2009.

Depreciation and Amortization Expense
     Depreciation and amortization expense decreased $1.0 million, or 17.5%, from $5.8 million for the nine months ended September 30, 2008 to $4.8 million for the nine months ended September 30, 2009. This decrease was primarily due to an adjustment of depreciation expense of $0.6 million related to capitalized computer software costs and certain assets becoming fully depreciated. As a percentage of net patient service revenue, depreciation and amortization expense was 1.4% and 0.9% for the nine months ended September 30, 2008 and 2009, respectively.
Other Income (Expense)
     Other income/expense increased $0.9 million from $3.8 million in other expense for the nine months ended September 30, 2008 to $4.7 million in other expense for the nine months ended September 30, 2009. Interest expense decreased $0.3 million from $5.4 million for the nine months ended September 30, 2008 to $5.1 million for the nine months ended September 30, 2009 due primarily to lower interest rates on our term loan that originated on February 28, 2008 to fund our acquisition of VistaCare. See Note 9 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, interest income decreased $1.2 million from $1.6 million for the nine months ended September 30, 2008 to $0.4 million for the nine months ended September 30, 2009, which was primarily due to a decrease in interest rates earned on our money market and ARS accounts.
Provision for Income Taxes
     Our provision for income taxes increased $9.7 million, or 123.2%, from $7.8 million for the nine months ended September 30, 2008 to $17.5 million for the nine months ended September 30, 2009. We had an effective income tax rate of approximately 36.0% and 37.3% for the nine months ended September 30, 2008 and 2009, respectively. The increase in the effective tax rate for 2009 is related to a higher percentage of taxable earnings due to our increasing income before taxes and our lower tax-exempt interest income earned, which is due to lower interest rates.
LIQUIDITY AND CAPITAL RESOURCES
     As of September 30, 2009, we had cash and cash equivalents of $94.7 million and working capital of $98.6 million. At such date, we also had $4.1 million in our short-term investments and $12.5 million in our long-term investments in ARS that we plan to liquidate in an orderly manner. We did liquidate the $4.1 million in short-term investments during October 2009, at par. Our principal liquidity requirements are for debt service, Medicare cap contractual adjustments, working capital, hospice acquisitions, new hospice program and inpatient development, and other capital expenditures. We finance these requirements primarily with existing funds, cash flows from operating activities, borrowings under our revolving line of credit, and normal trade credit terms.
     Cash provided by operating activities and discontinued operations was $10.2 million and $49.7 million for the nine months ended September 30, 2008 and 2009, respectively, and represented generated net income attributable to Odyssey stockholders, non-cash charges related to depreciation, amortization, stock-based compensation and taxes and increases and decreases in working capital. We paid $4.4 million to Medicare related to Medicare cap contractual adjustments during the nine months ended September 30, 2008 compared to $8.4 million during the nine months ended September 30, 2009. In addition, we paid $1.5 million in estimated federal and state income tax payments for the nine months ended September 30, 2008 as compared to $13.2 million for the nine months ended September 30, 2009. Our days outstanding in accounts receivable decreased from 60 days as of December 31, 2008 to 53 days as of September 30, 2009.
     Investing activities, consisting primarily of cash paid for acquisitions, purchases of property and equipment and to sell investments, used cash of $92.1 million and $4.3 million for the nine months ended September 30, 2008 and 2009, respectively. During the nine months ended September 30, 2008, the use of cash was due primarily to our purchase of VistaCare in the amount of $122.3 million, net of cash acquired, and was offset by a cash generation of $32.7 million related to the sale of ARS. For the nine months ended September 30, 2009, the use of cash was related to property and equipment purchases.
     We had tax exempt ARS of $16.7 million at December 31, 2008 and $17.1 million at September 30, 2009, which were classified as available-for-sale short-term and long-term investments. The long-term investments are classified as such because the timing of the liquidation of these investments is uncertain. The ARS held by us are private placement securities for which the interest rates are reset every 35 days. The reset dates have historically provided a liquid market for these securities as investors historically could readily sell their investments. These types of securities generally have not experienced payment defaults and are backed by student loans, which carry guarantees as provided for under the Federal Family Education Loan Program of the U.S. Department of Education. All of the securities were AAA/Aaa rated at September 30, 2009. To date we have collected all interest payments on all of our ARS when due and expect to continue to do so in the future. We intended to liquidate all of our ARS prior to the end of 2008. However, due to the problems experienced in global credit and capital markets generally and the ARS market in particular, our ability to liquidate our ARS since 2008 have been impaired. We successfully liquidated $8.4 million of ARS in January 2008, $8.0 million of ARS in September 2008, $8.0 million in July 2008 and $4.1 million in October 2009, all at par. The $4.1 million was liquidated in October 2009 and is classified as a short-term investment as of September 30, 2009. The remaining principal of $13.0 million associated with ARS will not be accessible until successful ARS auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to maturity, or final payments come due according to contractual maturities from 17 to 29 years. We expect that we will receive the principal associated with these ARS through one of these means.
     We prepared a discounted cash flow analysis for our ARS using an estimated maturity of one year, which is when we estimate we will be able to liquidate these securities at par. We used a discount rate to reflect the current reduced liquidity of these securities. The discount rate was calculated by taking the existing interest rate being earned on the ARS as of September 30, 2009 and including a liquidity risk premium rate, which was calculated based on the treasury yields applicable to the ARS maturity dates as of September 30, 2009. As a result of this analysis, we reduced the value of the ARS by $0.5 million as of September 30, 2009, which was recognized through other comprehensive loss, net of tax, of $0.3 million. At December 31, 2008, we had reduced the value of the ARS by $0.4 million, which was recognized through other comprehensive loss, net of tax, of $0.3 million.
     As of September 30, 2009, we have determined that our ARS classified as available-for-sale with unrealized losses are not other-than-temporarily impaired. We expect to recover the entire cost basis of our ARS. We do not intend to sell our ARS until market conditions improve, nor do we expect to be required to sell our ARS. For the three and nine months ended September 30, 2008 and 2009, we did not recognize in earnings any credit losses related to our ARS.
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
     Net cash provided by financing activities was $123.3 million for the nine months ended September 30, 2008, primarily representing the proceeds of $130.0 million from the issuance of debt, offset by payments of debt issue costs of $4.3 million, in connection with the acquisition of VistaCare. We used cash from financing activities of $6.8 million for the nine months ended September 30, 2009, primarily to repay debt incurred in connection with the acquisition of VistaCare.
     In connection with our acquisition of VistaCare, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) on February 28, 2008 with General Electric Capital Corporation and certain other lenders that provides us with a $130.0 million term loan (the “Term Loan”) and a $30.0 million revolving line of credit. The Term Loan was used to pay a portion of the purchase price and costs incurred with respect to the acquisition of VistaCare and to pay certain fees and expenses incurred in connection with the Credit Agreement. The revolving line of credit may be used to fund future acquisitions, working capital, capital expenditures and for general corporate purposes. There were no borrowings outstanding on the revolving line of credit at September 30, 2009. Borrowings under the Term Loan and revolving line of credit bear interest at an applicable margin above an Index Rate (based on the higher of the prime rate or 50 basis points over the federal funds rate) or above LIBOR. At September 30, 2009, both the applicable term loan margin and the applicable revolver margin for LIBOR loans were 2.75% and for Index Rate loans were 1.75% and, based on our leverage ratio, each may increase up to 3.25% for LIBOR loans and up to 2.25% for Index Rate loans. In addition, based on our leverage ratio, the LIBOR loans may decrease to 2.50% while the Index Rate loans may decrease to 1.50% when our leverage ratio is 1.25 or lower. On October 1, 2009, based on our leverage ratio, our applicable term loan and revolver margin was reduced to 2.50% while our margin on our Index Rate loan was reduced to 1.50%.
     At September 30, 2009, $55.2 million of the Term Loan bears interest at LIBOR plus 2.75% (ranging from 3.00% to 3.01%) while $40.0 million of the Term Loan bears interest at a fixed rate of 5.70% and $20.0 million of the Term Loan bears interest at a fixed rate of 6.17% as a result of interest rate swap agreements. The remaining $1.6 million of the Term Loan bears interest at the Index Rate plus 1.75% (5.00%) at September 30, 2009. There were no borrowings outstanding on the revolving line of credit at September 30, 2009.

     The final installment of the Term Loan is due on February 28, 2014 and the revolving line of credit will expire on February 28, 2013. The revolving line of credit has an unused facility fee of 0.25% per annum. In connection with the acquisition of VistaCare, all of the subsidiaries of VistaCare (together with us, and certain of our subsidiaries, including VistaCare, the “Odyssey Obligors”) became guarantors of the obligations under the Credit Agreement and granted security interests in substantially all of their existing and after-acquired personal property. The Term Loan and the revolving line of credit are secured by substantially all of the Odyssey Obligors’ existing and after-acquired personal property, including the stock of certain subsidiaries owned by the Odyssey Obligors but not party to the Credit Agreement. The Odyssey Obligors are subject to affirmative and negative covenants under the Credit Agreement, including financial covenants consisting of a maximum leverage ratio and a minimum fixed charge coverage ratio. As of September 30, 2009, we were in compliance with our financial covenants. We paid approximately $2.1 million related to mandatory prepayments of principal during the year ended December 31, 2008 and $1.5 million in July 2009. The mandatory prepayments were based on cash proceeds received from the sale of partnership interests and property. In addition, we are subject to an annual excess cash flow requirement which may result in us having to make additional principal payments on our Term Loan. For the year ended December 31, 2008, we were not required to make any additional principal payments related to this excess cash flow requirement. Based on our projected annual excess cash flow calculation for the year ended December 31, 2009, we expect to prepay an estimated $18.1 million in principal on our Term Loan. This prepayment of principal will be due during the second quarter of 2010. As of September 30, 2009, the estimated projected prepayment of $18.1 million has been reclassified to current maturities of long-term debt from long-term debt on the balance sheet. During the nine months ended September 30, 2009, we paid approximately $4.8 million in scheduled principal payments on our Term Loan.
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
     During the second quarter of 2008, we entered into an interest rate swap agreement, which effectively converts a notional amount of $40.0 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in April 2011. We pay a rate of 5.70% and receive LIBOR plus 2.75% as of September 30, 2009, which was 5.72% at inception, with respect to this interest rate swap. We also entered into another interest rate swap agreement during the second quarter of 2008, which effectively converts a notional amount of $20.0 million of floating rate borrowings to fixed rate borrowings. The term of this second interest rate swap also expires in April 2011. In connection with this second interest rate swap agreement, we pay a rate of 6.17% and receive LIBOR plus 2.75% as of September 30, 2009, which was 5.92% at inception. There is exposure to credit losses in the event of nonperformance by the counterparties or us to the two interest rate swap agreements. We believe the counterparties and us are creditworthy and anticipate that all obligations under the contracts will be satisfied. The interest rate swaps are designated as cash flow hedges and we believe that the hedges will be highly effective. Changes in fair value of the interest rate swaps, net of income tax, will be recognized through other comprehensive income. Based on estimated fair values of the interest rate swaps as of September 30, 2009, we recorded approximately $1.3 million, net of income tax, to other comprehensive loss.
     We expect that our principal liquidity requirements will be for debt service, Medicare cap contractual adjustments, working capital, hospice acquisitions, new hospice program development, and other capital expenditures. We expect that our existing funds, cash flows from operating activities, normal trade credit terms and our existing revolving line of credit under the Credit Agreement will be sufficient to fund our principal liquidity requirements for at least 12 months following the date of this Quarterly Report on Form 10-Q. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including receipt of payments for our services, government and private party legal proceedings and investigations, changes in the Medicare per beneficiary cap amount, changes in Medicare payment rates, regulatory changes and compliance with new regulations, expense levels, capital expenditures, development of new hospices and acquisitions and our ability to enter into a new credit agreement on terms satisfactory to us. We do not depend on cash flows from discontinued operations to provide for future liquidity.

OFF-BALANCE SHEET ARRANGEMENTS
     As of September 30, 2009, we did not have any off-balance sheet arrangements.
RECENT ACCOUNTING PRONOUNCEMENTS
     See Note 16 to the unaudited consolidated financial statements.
PAYMENT, LEGISLATIVE AND REGULATORY CHANGES
We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could materially adversely affect our net patient service revenue and profitability. Payment rates under the Medicare and Medicaid programs are indexed for inflation annually; however, the increases have historically been less than actual inflation. On October 1, 2007 and 2008, the base Medicare payment rates for hospice care increased by approximately 3.3% and 3.6%, respectively, over the base rates previously in effect. These rates were further adjusted geographically by the hospice wage index. On July 31, 2008, CMS published the final rule that modifies the hospice wage index by phasing out over a three year period the BNAF. According to the final rule the phase out would occur over a three year period beginning on October 1, 2008, with 25% of the phase-out becoming effective on October 1, 2008, 50% becoming effective on October 1, 2009 and the balance on October 1, 2010. In February 2009, as part of the American Recovery and Reinvestment Act of 2009, the implementation of the phase-out of the BNAF was delayed until October 1, 2009. CMS began paying providers the estimated 1.1% increase in hospice rates from October 1, 2008 during the second quarter of 2009. On July 30, 2009, CMS issued a final rule to update the Medicare hospice wage index. The final rule re-implements the phase-out of the BNAF beginning on October 1, 2009. The phase-out of the BNAF will occur over a seven year period, 10% in the first year and an additional 15% in each of the following six years. On October 1, 2009, payments to Medicare participating hospices increased by approximately 1.4%. This increase includes the effect of the first year phase-out of the BNAF used in computing the hospice wage index.
     On May 5, 2009, CMS announced that the Medicare cap amount is $23,014 for the 2009 cap year, which is from November 1, 2008 through October 31, 2009.
     For the three months ended September 30, 2009, Medicare and Medicaid services constituted 92.9% and 3.8% of our net patient service revenue, respectively, and represented 92.9% and 3.9% of our net patient service revenue for the nine months ended September 30, 2009, respectively.
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
     Changes in interest rates would affect the fair value of our fixed rate debt instruments, but would not have an impact on our earnings or cash flow. We currently have $116.8 million of debt instruments, of which $60.0 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest rates on our variable rate debt instruments, which are tied to the LIBOR, would affect our earnings and cash flows by $0.6 million (pre-tax) per year, but would not affect the fair value of the variable rate debt.

ITEM 4.	CONTROLS AND PROCEDURES
     Our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009, and based on such evaluation have concluded that such disclosure controls and procedures are effective in timely alerting them to material information that is required to be disclosed in the periodic reports we file or submit under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     On February 14, 2008, we received a letter from the Medicaid Fraud Control Unit of the Texas Attorney General’s office notifying us that it is conducting an investigation concerning Medicaid hospice services provided by us, including our practices with respect to patient admission and retention, and requesting medical records of approximately 50 patients served by our programs in the State of Texas. Based on the preliminary stage of this investigation and the limited information that we have at this time the Company cannot predict the outcome of this investigation, the Texas Attorney General’s views of the issues being investigated, any actions that the Texas Attorney General may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources. We believe that we are in material compliance with the rules and regulations applicable to the Texas Medicaid hospice program.
     On May 5, 2008, we received a letter from the United States Department of Justice (“DOJ”) notifying us that it is conducting an investigation of VistaCare, Inc. and requesting that we provide certain information and documents related to its investigation of claims submitted by VistaCare to Medicare and TRICARE from January 1, 2003 through March 6, 2008, the date we completed the acquisition of VistaCare. The DOJ is reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of the Company. The lawsuit was unsealed on September 30, 2009. In connection with the unsealing of the complaint, the DOJ has filed a notice with the court declining to intervene in the qui tam action at this time. While this should not be viewed as a final assessment by the DOJ of the merits of this qui tam action, we consider this to be a positive development. We continue to cooperate with the DOJ in its investigation of us. Based on the limited information that we have at this time, we cannot predict the outcome of the qui tam lawsuit or the related investigation, the DOJ’s views of the issues being investigated other than the DOJ’s notice declining to intervene in the qui tam action at this time, any actions that the DOJ may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.
     We have been named in a class action lawsuit filed on November 6, 2008, in Superior Court of California, Los Angeles County by Charlia Cornish (“Cornish”) alleging class-wide wage and hour issues at our California hospice programs. The suit alleges failure to provide overtime compensation, meal and break periods, accurate itemized wage statements, and timely payment of wages earned upon leaving employment. The purported class includes all persons employed by us in California as an admission nurse, a case manager registered nurse, a licensed vocational nurse, a registered nurse, a home health aide, a medical social worker, a triage coordinator, an office manager, a patient care secretary or a spiritual counselor at anytime on or after November 6, 2004. The lawsuit seeks payment of unpaid wages, damages, interest, penalties and reasonable attorneys’ fees and costs. In January 2009, we successfully moved the lawsuit to Federal District Court in the Central District of California. On September 21, 2009, the court ruled in our favor denying plaintiff’s request to amend and granted us a motion for summary judgment dismissing the lawsuit in its entirety. The plaintiff has filed a notice that she will appeal the decision. As a general matter, we believe that we have complied with all regulations at issue in the case and we intend to vigorously defend against the claims asserted in any appeal of the court’s decision.
     On January 5, 2009, we received a letter from the Georgia State Health Care Fraud Control Unit notifying us that it is conducting an investigation concerning Medicaid hospice services provided by VistaCare from 2003 through 2007 and requesting certain documents. We are cooperating with the Georgia State Health Care Fraud Control Unit and have complied with the document request. Based on the preliminary stage of this investigation and the limited information that we have at this time we cannot predict the outcome of the investigation, the Georgia State Health Care Fraud Control Unit’s views of the issues being investigated, any actions that the Georgia State Health Care Fraud Control Unit may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.
     On February 2, 2009, we received a subpoena from the OIG requesting certain documents related to our provision of continuous care services from January 1, 2004 through February 2, 2009. On September 9, 2009, we received a second subpoena from the OIG requesting medical records for certain patients who had been provided continuous care services by us. We are cooperating with the OIG and are in the process of complying with the subpoena requests. Based on the preliminary stage of this investigation and the limited information that we have at this time we cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated, any actions that the OIG may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.

     On March 5, 2009, we received a notice submitted on behalf of Ronaldo Ramos to the California Labor & Workforce Development Agency regarding his intent to file a claim for penalties pursuant to the California Private Attorney General Act for alleged violations of the California Labor Code. Ramos is a former employee and alleges that he and others similarly situated were improperly paid for on-call hours. His notice indicates that he intends to seek to recover unpaid wages, overtime, penalties, punitive damages, interest, and attorney’s fees. We are not aware of him filing a lawsuit. As a general matter, we believe that we have complied with all regulations at issue, and we intend to vigorously defend against the claims asserted. Because the matter is in its early stage, we cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome.
     From time to time, we may be involved in other litigation matters relating to claims that arise in the ordinary course of our business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to us, we do not believe that the resolution of these other litigation matters to which we are currently a party will have a material adverse effect on our business, results of operations or liquidity. As of September 30, 2009, we have accrued approximately $2.3 million related to these other litigation matters.

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

ITEM 6.	EXHIBITS

EXHIBIT
NUMBER		DESCRIPTION

2.1		Agreement and Plan of Merger, dated January 15, 2008, among Odyssey HealthCare Holding Company, OHC Investment, Inc. and VistaCare, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on January 15, 2008)

3.1		Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on September 13, 2001)

3.2		Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

3.3		First Amendment to the Second Amended and Restated Bylaws of Odyssey HealthCare, Inc., effective as of December 20, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on December 21, 2007)

3.4		Second Amendment to the Second Amended and Restated Bylaws of Odyssey HealthCare, Inc., effective as of May 20, 2008, (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 20, 2008)

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)

4.2		Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.3		Rights Agreement dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)

4.4		Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

31.1	*	Certification required by Rule 13a-14(a), dated November 6, 2009, by Robert A. Lefton, Chief Executive Officer

31.2	*	Certification required by Rule 13a-14(a), dated November 6, 2009, by R. Dirk Allison, Chief Financial Officer

32.1	**	Certification required by Rule 13a-14(b), dated November 6, 2009, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY HEALTHCARE, INC.
Date: November 6, 2009	By:	/s/ Robert A. Lefton
Robert A. Lefton
President and Chief Executive Officer

Date: November 6, 2009	By:	/s/ R. Dirk Allison
R. Dirk Allison
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER		DESCRIPTION

2.1		Agreement and Plan of Merger, dated January 15, 2008, among Odyssey HealthCare Holding Company, OHC Investment, Inc. and VistaCare, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on January 15, 2008)

3.1		Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on September 13, 2001)

3.2		Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

3.3		First Amendment to the Second Amended and Restated Bylaws of Odyssey HealthCare, Inc., effective as of December 20, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on December 21, 2007)

3.4		Second Amendment to the Second Amended and Restated Bylaws of Odyssey HealthCare, Inc., effective as of May 20, 2008, (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 20, 2008)

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)

4.2		Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.3		Rights Agreement dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)

4.4		Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

31.1	*	Certification required by Rule 13a-14(a), dated November 6, 2009, by Robert A. Lefton, Chief Executive Officer

31.2	*	Certification required by Rule 13a-14(a), dated November 6, 2009, by R. Dirk Allison, Chief Financial Officer

32.1	**	Certification required by Rule 13a-14(b), dated November 6, 2009, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.