Form 10-K
period 2009-12-31
ODYSSEY HEALTHCARE INC
filed 2010-03-10
CIK 1129623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At June 30, 2009, there were 32,919,497 shares of the registrant’s Common Stock outstanding. As of the same date, 31,515,199 shares of the registrant’s Common Stock were held by non-affiliates of the registrant, having an aggregate market value of $324.0 million based on the last sale price of a share of Common Stock on June 30, 2009 ($10.28), as reported on The NASDAQ Stock Market LLC (formerly known as the Nasdaq National Market).
     At March 3, 2010, there were 33,411,290 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with the registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

FORM 10-K
ODYSSEY HEALTHCARE, INC.
For the Year Ended December 31, 2009

FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). All statements other than statements of historical facts contained in this report, including statements regarding our future financial position and results of operations, business strategy and plans and objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, which may cause our actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. Such risks, uncertainties and assumptions include, but are not limited to the following:
•	general market conditions;

•	adverse changes in reimbursement levels under Medicare and Medicaid programs;

•	government and private party legal proceedings and investigations;

•	adverse changes in the Medicare payment cap limits and increases in our estimated Medicare cap contractual adjustments;

•	decline in patient census growth;

•	increases in inflation including inflationary increases in patient care costs;

•	our ability to effectively implement our 2010 operations and development strategies;

•	our dependence on patient referral sources and potential adverse changes in patient referral practices of those referral sources;

•	our ability to successfully integrate and operate acquired hospice programs;

•	our ability to attract and retain healthcare professionals;

•	increases in our bad debt expense due to various factors, including an increase in the volume of pre-payment reviews by Medicare fiscal intermediaries;

•	adverse changes in the state and federal licensure and certification laws and regulations;

•	adverse results of regulatory surveys;

•	delays in licensure and/or certification of hospice programs and inpatient units;

•	cost of complying with the terms and conditions of our corporate integrity agreement;

•	adverse changes in the competitive environment in which we operate;

•	changes in state or federal income, franchise or similar tax laws and regulations;

•	adverse impact of natural disasters; and

•	changes in our estimate of additional share-based compensation expense.
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
PART I
Item 1. Business
Overview and Business Strategy
Overview
     We are one of the largest providers of hospice care in the United States in terms of both average daily patient census and number of Medicare-certified hospice programs. We started in 1996 with a single hospice program; at year-end 2009 we provided care from 90 Medicare-certified hospice programs in 29 states. On March 6, 2008, we completed our acquisition of VistaCare, Inc. (“VistaCare”), which had a patient census of approximately 4,500 at the time of the acquisition. Our average daily patient census for the year ended December 2009 was 12,380 compared to an average daily patient census of 11,510 for the year ended December 2008, which was an increase of 7.6%.
     Hospice services are designed to provide a wide range of care and services to terminally ill patients and their families. The first hospice in the United States opened in 1974. In 1982, Congress enacted legislation to create the Medicare hospice benefit, and hospice care became a covered Medicare benefit in 1983. We are highly dependent on the Medicare program. Services provided under the Medicare program represented approximately 93.1%, 92.5% and 92.4% of our net patient service revenue for 2009, 2008 and 2007, respectively.
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
Business Strategy
     Our mission is “To Serve All People During the End of Life’s Journey.” For us, that means providing quality, responsive care to all patients in our service areas who are appropriate for hospice, regardless of diagnosis. It also means continuing to increase the number of patients and families we serve in our existing service areas and expanding into other geographical areas. The key components of our strategy for 2010 include:
     Improve our organic growth: One of our areas of focus for 2010 is to further improve our same store growth. Key elements of our strategy to improve same store growth are to continue to improve our management tools used to monitor the productivity of our community education representatives (“CERs”), and our training and development programs aimed at improving their effectiveness. We will also continue the roll-out of our existing CareBeyond clinical programs, which are disease specific clinical programs, as well as the development of additional CareBeyond programs.

	Number of
	Medicare-Certified
	Hospice Programs
	for the Quarter
	Ended December 31,
Average Daily Patient Census	2009	2008
0-50	11	7
51-100	23	28
101-200	39	41
200+	17	18
     Growth through selectively acquiring other hospices and other development activities: Our development team identifies, evaluates and acquires hospices that complement our existing geographic footprint. In 2008, there were approximately 3,389 Medicare-certified hospice programs in the United States according to the Medicare Payment Advisory Commission’s (“MedPAC”) publication “Report to Congress: Medicare Payment Policy — March 2010” (“2010 MedPAC Report”). Approximately 35% of these programs were operated by non-profit organizations and approximately 52% of these programs were operated by for profit organizations, with the remainder being government owned entities. We believe there are a significant number of potential acquisition opportunities, although we intend to remain disciplined in our approach to evaluating those opportunities. On December 31, 2009, we acquired a hospice operating in Westchester, Illinois with an average daily patient census of approximately 50 patients. The acquisition of the program in Westchester complements our existing program in Chicago, Illinois. In January 2010 we acquired a small hospice program in Overland

Park, Kansas that will allow us to expand our service area in the Kansas City market. We will continue to identify and evaluate strategic hospice acquisition opportunities in 2010.
     Increase our efficiencies: We reduced our operating expenses per patient day during 2009. Our operating expense per patient day for the year ending December 31, 2009 was $135.90, a decrease of 1.2% from operating expense per patient day of $137.56 for same period in 2008. Our operating expense per patient day for the fourth quarter of 2009 was $133.79, a decrease of 2.8% from operating expense per patient day of $137.63 for the fourth quarter of 2008. We will continue to look at ways to become more efficient in our provision of hospice services by utilizing our scale to achieve savings in our cost of providing other services and supplies. We also believe that we can become more efficient in providing support services to our hospice programs, particularly in the areas of billing, collections as well as payroll processing.
Revenues and Industry Segments
     The information required by Regulation S-K Items 101(b) and 101(d) related to financial information about segments and financial information about net patient service revenue is contained in note “19. Segment Information” of our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.
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

     The Medicare hospice benefit has always covered prescription drugs for palliative purposes. Even though legislation added coverage for prescription drugs to Medicare, hospices are still required to cover drugs for palliative care. Thus, beneficiaries in hospice care will continue to be covered for symptom management of their terminal illness through the hospice benefit. Drugs for conditions unrelated to the terminal illness may be covered through the optional Medicare drug benefit.
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

Reimbursement Range as of
December 31, 2009
Level of Care	Description of Care	(Inclusive of Wage Index)
Routine Home Care	Hospice services provided in the patient’s home or other residence. Accounted for 97.4% and 97.5% of our total days of care in 2009 and 2008, respectively.	$120.74-$215.00
Continuous Home Care
Continuous care provided in the patient’s home or other residence during a period of crisis to manage acute pain or other medical symptoms for a minimum of eight hours per day, with nursing care accounting for at least half of the care provided. Paid on an hourly basis. Accounted for 0.6% of our total days of care in both 2009 and 2008.
$704.68-$1,254.88 (per diem equivalent)
General Inpatient Care
Care provided in a hospital or other inpatient facility to manage acute pain and other medical symptoms that cannot be managed effectively in a home setting. Accounted for 1.8% and 1.7% of our total days of care in 2009 and 2008, respectively.
$542.95-$934.52
Respite Inpatient Care	Care provided for up to five days in a hospital or other inpatient facility to relieve the patient’s family or other caregivers. Accounted for 0.2% of our total days of care in both 2009 and 2008.	$129.12-$206.58
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

Percentage
Effective Date of Rate Increase	Increase
October 1, 2005	3.7%
October 1, 2006	3.4%
October 1, 2007	3.3%
October 1, 2008	3.6%
October 1, 2009	2.1%

Hospice Utilization and Market Opportunity
     We believe that the following trends in hospice utilization and the aging population are positive indicators for the hospice industry:
     Increase in Hospice Use: The number of Medicare beneficiaries electing hospice care has increased from approximately 513,000 in 2000 to approximately 1,055,000 in 2008, a 106% increase, according to the 2010 MedPAC Report. According to the 2010 MedPAC Report, Medicare spending for hospice care has grown from approximately $2.9 billion in 2000 to approximately $11.2 billion in 2008. Although hospice use continues to rise, the annual growth rate in Medicare spending has declined to 8.7% for the period 2007 to 2008 from the average annual growth rate of 19.8% for the period 2000 to 2007 according to the 2010 MedPAC Report. Hospice use has also increased considerably among Medicare patients with non-cancer diagnoses. According to the 2010 MedPAC Report, patients with non-cancer diagnoses accounted for 69% of all hospice patients in 2008, up from 47% in 1998. Approximately 70% and 69% of our 2009 and 2008 admissions, respectively, were patients with a non-cancer primary diagnosis.
     Length of Stay: After several consecutive years of increase in average length of stay, the average length of stay for hospice providers appears to have leveled off. According to the 2010 MedPAC Report, the average length of stay for Medicare hospice beneficiaries was 83 days in 2008, a slight increase of 3 days from 2007. The average length of stay for 2008 and 2007 represents, however, a significant increase over the average length of stay for 2000 of 54 days. According to the 2010 MedPAC Report, even though the average length of stay for hospice providers has increased significantly since 2000, the median length of stay has remained relatively short at 17 days. Our average length of stay was 82 days for the year ended December 31, 2009 and 85 days for the years ended December 31, 2008 and 2007, respectively.
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
     At the time of a patient’s admission, the nurse responsible for the patient develops a plan of care, which delineates the services, supplies and medications the patient will receive. The plan of care varies by patient and family situation and changes as the patient’s condition and needs evolve. However, a typical plan of care would include visits by a nurse, home health aide, social worker, chaplain and volunteers. Our services are available 24 hours a day, seven days a week.
     Community Education Representatives: Each of our hospice programs has a team of CERs who educate the healthcare community about hospice in general and our company specifically. Our CERs work primarily with our referral sources, which include physicians, hospital discharge planners, nursing homes, assisted living facilities and managed care and insurance companies. Our CERs utilize educational materials, most of which are available in several different languages, prepared by our centralized training and education staff. As of December 31, 2009, we had approximately 295 CERs.
     Increasing Our Patient Census: The average daily patient census, which is an important indicator of our financial results, is a function of our admissions and changes in our patients’ average length of stay. These factors are not only influenced by the quality of care we provide and the work of our CERs with referral sources, but also by the aging population in this country and the increasing acceptance and understanding of hospice. In 2009, our average daily patient census was 12,380, an increase of 7.6% over 2008; admissions in 2009 were 49,513 an increase of 5.9% over 2008; and our average length of stay in 2009 was 82 days, a decrease of 2.7% from 2008. The increases in average daily patient census and admissions are due primarily to the VistaCare acquisition.
     Where We Provide Our Care: Our patients reside in their own homes and in nursing homes and other long-term care facilities, including assisted living facilities, that Medicare considers the patient’s residence. We have contractual arrangements with these long-term care facilities to provide hospice care to our patients who reside in those facilities.
     Each of our hospice programs also has contracts with inpatient facilities, including hospitals or skilled nursing facilities, to provide general inpatient care and respite inpatient care. In addition, we operate our own inpatient hospice facilities where we provide general inpatient care and respite inpatient care. We will continue to evaluate opportunities to develop additional inpatient hospice facilities in select markets in 2010.
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
     Diagnoses: The following table lists the terminal diagnosis by disease for our admissions during 2009, 2008 and 2007:

	Percentage of
	Patients Admitted
	by Primary Diagnosis
Primary Diagnosis	2009	2008	2007
Cancer	30%	31%	31%
End-stage heart disease	18	17	18
Dementia	13	14	17
Debility	9	12	9
Lung disease	9	9	8
End-stage kidney disease	3	3	3
End-stage liver disease	3	2	2
Other	15	12	12

Totals	100%	100%	100%

Hospice Programs, Inpatient Facilities and Support Center
     Hospice Programs and Inpatient Facilities: Below is a listing of our 90 hospice programs that were Medicare-certified as of December 31, 2009.

Alabama	Indiana	Rhode Island
Birmingham	Evansville	Providence (Warwick)
Mobile	Indianapolis	South Carolina
Phenix City	New Albany	Charleston (North Charleston)
Arizona	Terre Haute	Greenville
Phoenix (two inpatient facilities)(1)	Louisiana	Tennessee
Tucson (one inpatient facility)(1)	Lake Charles	Memphis
Arkansas	New Orleans (Metairie)	Nashville
Little Rock	Shreveport	Texas
California	Massachusetts	Amarillo (one inpatient facility)(1)
Bakersfield	Boston	Austin(2)
Los Angeles (West Covina)	Michigan	Baytown
Orange County (Garden Grove)	Detroit (Southfield) (one inpatient	Beaumont
Palm Springs (Rancho Mirage) (one	facility)(1)	Brownsville
inpatient facility)(1)	Flint (one inpatient facility)(1)	Conroe (one inpatient facility)(1)
San Bernardino	Mississippi	Corpus Christi (one inpatient
San Diego	Gulf Coast (Gulfport)	facility)(1)(2)
San Jose (Campbell)	Jackson	Dallas(2)
Colorado	Missouri	East Texas (Tyler)
Colorado Springs	Kansas City	El Paso
Denver	St. Louis	Fort Worth (one inpatient facility)(1)
Delaware	Nebraska	Greenville
Wilmington	Omaha	Houston (one inpatient facility)(1)
Florida	Nevada	Houston North (one inpatient
Miami	Las Vegas (one inpatient facility)(1)	facility)(1)
Georgia	Reno (Sparks)	Lubbock (one inpatient facility)(1)(2)
Athens (2)	New Jersey	San Angelo
Atlanta (two inpatient facilities)(1)(2)	New Jersey (Piscataway)	San Antonio (one inpatient
Augusta	New Mexico	facility)(1)(2)
Columbus (one inpatient facility)(1)	Albuquerque (one inpatient	Temple
Macon	facility)(1)(2)	Waxahachie
Savannah	Hobbs	Utah
Illinois	Ohio	Ogden
Chicago — South (Chicago)	Cleveland (Mayfield Heights)	Salt Lake City
Westchester	Columbus (one inpatient facility)(1)	Virginia
	Toledo (Maumee)	Arlington (Vienna)
	Oregon	Norfolk
	Portland (Beaverton)	Richmond
	Pennsylvania	Wisconsin
	Harrisburg (Camp Hill)	Milwaukee (West Allis)
Philadelphia
Pittsburgh

(1)	We had a total of 20 inpatient facilities as of December 31, 2009 with a total of 283 beds.

(2)	Both Odyssey and VistaCare have a hospice program that is Medicare certified in the respective location.
     Support Center: Our corporate office in Dallas, Texas, which we call the Support Center, provides centralized services and resources for each of our hospice programs, including financial accounting systems such as billing, accounts payable and payroll; information and telecommunications systems; clinical support services; human resources; regulatory compliance and quality assurance; training; and legal support. We completed the process of transferring the corporate functions of VistaCare to our Support Center during the fourth quarter of 2008.
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

Government Regulation and Payment Structure
     The healthcare industry and our hospice programs are subject to extensive federal and state regulation. Our hospice programs are licensed as required under the laws of the states where we provide service as either hospices or home health agencies, or both. In addition, our hospice programs must meet the Medicare conditions of participation to be eligible to receive payments under the Medicare and Medicaid programs. Government regulation affects our business by controlling growth, requiring licensing and certification of programs and facilities, regulating how facilities are used and controlling payment for services provided. Further, the regulatory environment in which we operate may change significantly in the future. While we believe we have structured our agreements and operations in material compliance with applicable law, there can be no assurance that we will be able to successfully address changes in the regulatory environment.
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
     What are Medicare and Medicaid? Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to Social Security benefits who are 65 years of age or older or who are disabled. Medicaid is a health insurance program jointly funded by state and federal governments to provide medical assistance to qualifying low-income persons. All of the 29 states in which we currently operate offer Medicaid hospice services. Because of recent budget pressures, several states have considered or are considering reducing or eliminating Medicaid coverage for hospice services. We cannot assure you that the states that provide a Medicaid hospice benefit will not change or eliminate their Medicaid hospice benefits nor can we assure you that Congress will not change the Medicare hospice benefit.
     Medicare Conditions of Participation. The Medicare program requires each of our hospice programs to satisfy prescribed conditions of participation to be eligible to receive payments from Medicare. These conditions of participation describe requirements associated with the management and operations of our hospice programs. Compliance with the conditions of participation is monitored by state survey agencies designated by the Medicare program. In some cases, failure to comply with the conditions may result in payment denials, the imposition of fines or penalties or the implementation of a corrective action plan. In extreme cases or cases in which there is a history of repeat violations, a state survey agency may recommend a suspension of new admissions to the hospice program or termination of the hospice program in its entirety. We believe that we are in material compliance with the conditions of participation; however, we cannot predict how surveyors will interpret all aspects of the Medicare conditions of participation.
     The Medicare conditions of participation for hospice programs include the following:
•	Governing Body. Each hospice must have a governing body that assumes full responsibility for the overall management and operations of a hospice and for ensuring that all services are provided in a manner consistent with accepted standards of practice. The governing body must designate one individual who is responsible for the day-to-day administrative operations of the hospice. The designated individual must be a hospice employee and must possess the education and experience required by the governing body.

•	Direct Provision of Core Services. Medicare limits those services for which a hospice may use individual independent contractors or contract agencies to provide care to patients. Specifically, substantially all nursing, social work and counseling services must be provided directly by hospice employees meeting specific educational and professional standards. During periods of peak patient loads or under extraordinary circumstances, the hospice may be permitted to use contract workers, but the hospice must agree in writing to maintain professional, financial and administrative responsibility for the services provided by those individuals or entities.

•	Medical Director. Each hospice must have a medical director who is a physician and who assumes responsibility for overseeing the medical component of the hospice’s patient care program. When the medical director is not available, a physician designated by the hospice assumes the same responsibilities and obligations as the medical director. The medical director may be employed by or under contract with the hospice.

•	Professional Management of Non-Core Services. A hospice may arrange to have non-core services such as therapy services, home health aide services, medical supplies or drugs provided by a non-employee or outside entity. If the hospice elects to use an independent contractor to provide non-core services, then the hospice must do so through a written agreement, and must retain administrative and financial management and supervision over staff and services to ensure the provision of quality hospice care. Written agreements for arranged services must require that all services be authorized by hospice, furnished in a safe and effective manner by qualified personnel, and delivered in accordance with the patient’s plan of care.

•	Plan of Care. The hospice’s interdisciplinary group must establish an individualized written plan of care for each hospice patient in collaboration with the patient’s attending physician, the medical director or designated hospice physician, the patient or representative and the primary caregiver. The plan of care must be established prior to providing care to any hospice patient. The plan must assess the patient’s needs and specify the hospice care and services to be provided to meet those needs and also must be reviewed and updated at specified intervals.

•	Continuation of Care. A hospice may not discontinue or reduce care provided to a Medicare or Medicaid beneficiary if the individual becomes unable to pay for that care.

•	Admission to Hospice Care. A hospice shall admit a patient only on the recommendation of the medical director in consultation with, or with input from, the patient’s attending physician (if any).

•	Election of Hospice Benefit. An individual who meets the eligibility requirements for hospice care must file an election statement with the particular hospice that will provide care to the individual. If the individual is physically or mentally incapacitated, his or her representative must file the election statement. An individual or the individual’s representative may revoke the individual’s election of hospice care at any time.

•	Training. A hospice must provide orientation and ongoing training for its employees and contracted staff who have patient and family contact. A hospice must assess the skills and competency of all individuals furnishing care, including volunteers furnishing services, and provide in-service training and education programs where required. The hospice must have written policies and procedures describing its methods of assessment of competency and maintain a written description of the in-service training provided during the previous 12 months.

•	Quality Assessment and Performance Improvement. A hospice must develop, implement and maintain a hospice-wide quality assessment and performance improvement program involving all hospice services, including services provided under arrangement or contract.

•	Interdisciplinary Group. A hospice must designate an interdisciplinary group to provide or supervise hospice care services. The interdisciplinary group develops and updates plans of care, and establishes policies governing the day-to-day provision of hospice services. The interdisciplinary group must include at least a physician, registered nurse, social worker and spiritual or other counselor. A registered nurse must be designated to coordinate the plan of care and to ensure continuous assessment of each hospice patient’s and family’s needs.

•	Volunteers. Hospice programs are required to recruit and train volunteers to provide patient care services or administrative services. Volunteer services must comprise at least five percent of the total patient care hours provided by all paid hospice employees and contract staff.

•	Licensure. Each hospice and all hospice personnel must be licensed, certified or registered in accordance with applicable federal, state and local laws and regulations.

•	Central Clinical Records. Hospice programs must maintain clinical records for each hospice patient that are organized in such a way that they may be easily retrieved. The clinical records must be complete and accurate and protected against loss, destruction and unauthorized use. The clinical records must be retained for 6 years after the death or discharge of the patient, unless state law stipulates a longer period of time.

•	Criminal Background Checks. Hospice programs must obtain a criminal background check on all hospice employees who have direct patient contact or access to patient records. Hospice contracts must require that all contracted entities obtain criminal background checks on contracted employees who have direct patient contact or access to patient records.
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
     Certificate of Need Laws and Other Restrictions. Some states have certificate of need (“CON”) laws that require state approval prior to opening new healthcare facilities or expanding services at existing healthcare facilities. Approval under CON laws is generally conditioned on the showing of a demonstrable need for services in the community, and approximately 15 states have CON laws that apply to hospice services. However, some states with CON requirements permit the transfer of a CON from an existing provider to a new provider. We entered Nashville, Tennessee, in 1998, Little Rock, Arkansas, in 2001 and Memphis, Tennessee, in 2003, by acquiring existing hospices that had met the CON requirement in those states. In addition, we applied for and were awarded CONs in Daytona, Miami and Ocala (Marion County), Florida and are currently operating hospice programs in these cities. We have also received a CON to develop and operate a hospice program in Seattle, Washington, which is currently the subject of a court challenge filed by several existing hospice providers in the market. The development of our hospice program in Seattle, Washington is currently stayed until the court challenge is resolved. The State of Alabama recently enacted a CON law that applies to hospice home care programs. We currently operate three programs in Alabama. One of our programs has received approval to operate under the non-substantive review process provided for existing hospice providers in Alabama. Approval of our two remaining programs under this review process is currently pending and we do not anticipate any issues with the approval of these two programs. In the future, we may seek to develop or acquire hospice programs in states that have CON laws. While several states have abolished CON laws and other states do not apply them to hospice services, these laws could adversely affect our ability to expand services at our existing hospice programs or to make acquisitions or develop hospices in new or existing geographic markets.
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
     State Licensure of Hospice. Most of our hospice programs must be licensed in the state in which they operate. A few states do not have a hospice license requirement. State license rules and regulations require our hospice programs to maintain certain standards and meet certain requirements, which vary from state to state. We believe that our hospice programs are in material compliance with applicable state licensure requirements. If one of our programs were found to be out of compliance and actions were taken against our program, it could adversely affect our program’s ability to continue to operate and to participate in the Medicare and Medicaid programs, which could materially adversely affect us.
Overview of Government Payments
     Substantially all of our net patient service revenue is attributable to payments received from the Medicare and Medicaid programs. 97.0%, 96.6% and 97.0% of our net patient service revenue for the years ended December 31, 2009, 2008 and 2007, respectively, were attributable to Medicare and Medicaid payments.
     As with most government programs, Medicare and Medicaid are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, and freezes and funding reductions, all of which may adversely affect payments to us. Base payment rates for hospice services under the Medicare and Medicaid programs are indexed for inflation annually; however, these increases have historically been less than actual inflation. These rates are further adjusted geographically by the hospice wage index. On July 31, 2008, CMS published the final rule that modified the hospice wage index by phasing out over a three year period the budget neutrality adjustment factor. According to the final rule, the phase-out would occur over a three year period beginning on October 1, 2008, with 25% of the phase-out becoming effective on October 1, 2008, 50% becoming effective on October 1, 2009 and the balance on October 1, 2010. As part of the American Recovery and Reinvestment Act of 2009, the implementation of the phase-out of the budget neutrality adjustment factor was delayed until October 1, 2009. CMS began paying providers the estimated 1.1% increase in hospice rates from October 1, 2008 in the middle of 2009. On July 30, 2009, CMS issued a final rule to update the Medicare hospice wage index. The final rule also re-implemented the phase-out of the budget neutrality adjustment factor beginning on October 1, 2009. The phase-out of the budget neutrality adjustment factor will now occur over a seven year period, 10% in the first year and an additional 15% in each of the following six years. On October 1, 2009, payments to Medicare participating hospices increased by approximately 1.4%. This increase includes the effect of the first year phase-out of the budget neutrality adjustment factor used in computing the hospice wage index.
     As part of its review of the Medicare hospice benefit, MedPAC recommended to Congress in its Medicare publication “Report to Congress: Medicare Payment Policy — March 2009” (“2009 MedPAC Report”) that Congress direct the Secretary of Health and Human Services to change the Medicare payment system for hospices to:
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
     On January 14, 2010, MedPAC voted to recommend that the Congress should reduce the annual market basket update for hospice providers on October 1, 2010 by MedPAC’s adjustment for productivity growth, which is estimated to be 1.3%. In addition, both the Senate and House of Representatives have passed separate health care reform bills. Each of these bills include several provisions that would adversely impact hospice providers, including a provision to reduce the annual market basket update for hospice providers by a productivity adjustment. We cannot predict at this time whether the recommendations included in the 2009 MedPAC Report, the recommendation approved by MedPAC on January 14, 2010 or the provisions included in the various health care reform proposals will be enacted or whether any additional healthcare reform initiatives will be implemented or whether other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system will occur.
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
     Medicare. Medicare pays us based on a prospective payment system under which we receive one of four predetermined daily or hourly rates based on the level of care (See “- Hospice Services and Payment”). The four levels of care are routine home care, continuous home care, general inpatient care and respite inpatient care. As discussed above, these rates are currently subject to annual adjustments for inflation and are also adjusted annually based on geographic location.
     Direct patient care physician services delivered by physicians contracted with us are billed separately by us to the Medicare fiscal intermediary and paid at the lesser of the actual charge or 100% of the Medicare allowable charge for these services. This payment is in addition to the daily rates we receive for hospice care. We generally pay our contracted physicians 80% to 95% of the Medicare allowable charge for these physician services. Payments for a patient’s attending physician’s professional services, other than services furnished by physicians contracted with us, are not paid to us, but rather are billed by and paid directly to the attending physician by the Medicare carrier based on the Medicare physician fee schedule. Physician services represented 0.8% and 0.7% of our gross patient service revenue for 2009 and 2008, respectively.
     The Medicare Cap. Various provisions were included in the legislation creating the Medicare hospice benefit to manage the cost to the Medicare program for hospice, including the patient’s waiver of curative care requirement, the six-month terminal prognosis requirement and the Medicare payment caps. The Medicare hospice benefit includes two fixed annual caps on payment, both of which are assessed on a program-by-program basis. One cap is an absolute dollar amount limit, and the other cap limits the number of days of inpatient care. None of our hospice programs exceeded the payment limits on general inpatient care services for the years ended December 31, 2009, 2008 and 2007. The caps are calculated from November 1 through October 31 of each year.
     Dollar Amount Cap. The Medicare revenue paid to a hospice program from November 1 to October 31 of the following year may not exceed the annual cap amount which is calculated by using the following formula: the product of the number of admissions to the program of patients who are electing to receive their Medicare hospice benefit for the first time, multiplied by the Medicare cap amount, which for the November 1, 2008 through October 31, 2009 Medicare fiscal year was $23,014. The Medicare cap amount is reduced proportionately for patients who transferred in or out of our hospice services. The Medicare cap amount is annually adjusted for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. The Medicare cap amount for the November 1, 2009 through October 31, 2010 cap year has not yet been announced by the Medicare program. We currently estimate the Medicare cap amount to be approximately $23,600 for the Medicare cap year ending October 31, 2010.

     The following table shows the Medicare cap amount for the past three years and the estimated amount for the current year:

Medicare Cap Year Ending October 31,	Medicare Cap Amount
2007	$21,410
2008	$22,386
2009	$23,014
2010 (estimated)	$23,600
     The following table shows the amounts accrued and paid for the Medicare cap contractual adjustments for the years ended December 31, 2007, 2008 and 2009, respectively:

	Accrued Medicare Cap Contractual Adjustments
	Year Ending December 31,
	2007		2008		2009
	(in thousands)
Beginning balance — accrued Medicare cap contractual adjustments	$26,679		$21,682		$23,719
Medicare cap contractual adjustments	5,039	(1)	6,852	(2)	4,565	(3)
Medicare cap contractual adjustments — discontinued operations	2,651	(4)	(27	)(4)	(79	)(4)
Payments to Medicare fiscal intermediaries	(12,687)		(12,996)		(9,407)
Balances acquired from VistaCare	—		8,208		—

Ending balance — accrued Medicare cap contractual adjustments	$21,682		$23,719		$18,798

(1)	Includes additional accrual of $0.9 million related to the 2006 Medicare cap year.

(2)	Includes additional accrual of $1.5 million related to the 2006 Medicare cap year.

(3)	Includes an accrual reversal of $1.1 million related to the 2007 Medicare cap year.

(4)	Medicare cap contractual adjustments reclassified to discontinued operations are related to all programs that were discontinued and sold during 2007, 2008 and 2009.
     The accuracy of our estimates of the Medicare cap contractual adjustment is affected by many factors, including:
•	the actual number of Medicare beneficiary patient admissions and discharges and the dates of occurrence of each;

•	changes in the average length of stay at our hospice programs;

•	fluctuations in admissions and discharges at our hospice programs;

•	possible enrollment of beneficiaries in our hospice programs who may have previously elected Medicare hospice coverage through another hospice program and whose Medicare cap amount is prorated for the days of service for the previous hospice admission;

•	possible enrollment of beneficiaries with another hospice program who had been on previous hospice service with one of our own hospice programs and discharged from our hospice program and whose Medicare cap amount is prorated between the programs for the days of service for the subsequent hospice admission;

•	fiscal intermediary disallowances of certain beneficiaries and changes in calculation methodology;

•	uncertainty surrounding length of patient stay in various patient groups, particularly with respect to non-cancer patients; and

•	the fact that we are not advised of the Medicare cap amount that will be used by Medicare to calculate our Medicare cap contractual adjustment until the latter part of the Medicare cap year, requiring us to use an estimate of that amount throughout the year.
     Between 2003 and 2009, several of our hospice programs exceeded the Medicare cap amount. As a result, we were required to repay a portion of payments previously received from Medicare. We actively monitor the Medicare cap amount at each of our programs and seek to implement corrective measures as necessary. We maintain what we believe are adequate allowances in the event that we exceed the Medicare cap in any given fiscal year; however, because of the many variables involved in estimating the Medicare cap contractual that are beyond our control, we cannot assure you that we will not increase or decrease our estimated contractual allowance in the future. We cannot assure you that one or more of our hospice programs will not exceed the Medicare cap amount in the future.
     Inpatient Care Cap. A hospice program’s inpatient care days, either general inpatient or respite inpatient care and regardless of setting, may not exceed 20% of the program’s total patient care days in the Medicare cap year. None of our hospice programs exceeded the payment limits on general inpatient care services for the years ended December 31, 2009, 2008 and 2007. We cannot assure you that one or more of our hospice programs will not exceed the Medicare inpatient care cap in the future.
     Fiscal Intermediary Reviews and other Billing Audits. Medicare contracts with fiscal intermediaries to process hospice claims and periodically conduct targeted medical reviews and other audits on hospice claims. During a typical review of one of our hospice programs, the fiscal intermediary will request a small number of patient charts to review for hospice appropriateness (that is, clinical documentation that supports the patient’s terminal prognosis) and various required documents such as physician signatures and certifications. We routinely challenge claim denials which we believe are unjustified. While we believe that our review results to date are satisfactory, routine reviews and targeted medical reviews of our hospice programs could result in material recoupments or denials of claims.
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
     Medicare also contracts with other third parties, such as recovery audit contractors and program integrity contractors, to perform post-payment reviews and audits. These contractors typically request copies of patient charts and review the appropriateness of patients for hospice services and compliance with the technical aspects of hospice billing. We believe our hospice programs comply with all payor requirements at the time of billing. However, we cannot predict whether future billing reviews or similar audits by these contractors will result in material recoupments.
     Medicare Six-Month Eligibility Rule and Waiver of Other Medicare Benefits. In order for a Medicare beneficiary to qualify for the Medicare hospice benefit, two physicians must certify that in their clinical judgment the beneficiary has less than six months to live, assuming the disease runs its normal course. Beginning October 1, 2009, the hospice physician is required to include a brief narrative explanation of the clinical findings that supports the determination that the beneficiary has less than six months to live. In addition, the Medicare beneficiary must affirmatively elect hospice care and waive any rights to other Medicare benefits related to the terminal diagnosis. Medicare and other payor sources recognize that terminal illnesses are not entirely predictable, and patients may continue to receive hospice service if the hospice medical director or the patient’s attending physician recertify at time intervals prescribed by law that the patient’s life expectancy, on a look-forward basis, continues to be less than six months. The recertifications are required 90 and 180 days after admission and every 60 days thereafter. No limits exist on the number of periods that a Medicare beneficiary may be recertified. A Medicare beneficiary may revoke his or her election to receive hospice services at any time and resume receiving regular Medicare benefits. The Medicare beneficiary may elect the hospice benefit again at a later date provided that the beneficiary satisfies the six-month eligibility rule.

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
     Medicaid. Medicaid is a state-administered program financed by state funds and matching federal funds to provide medical assistance to the indigent and certain other eligible persons. In 1986, hospice services became an optional state Medicaid benefit. For those states that elect to provide a hospice benefit, Medicaid is required to pay us rates that are at least equal to the hospice rates paid by Medicare. Approximately 45 states and the District of Columbia provide hospice coverage to their Medicaid beneficiaries. Most of the states providing a Medicaid hospice benefit pay us at rates equal to or greater than the rates provided under Medicare and those rates are calculated using the same methodology as Medicare. States maintain flexibility to establish their own hospice election procedures and to limit the number and duration of benefit periods for which they will pay for hospice services. Several states, including states that we operate in, have considered or are considering reducing or eliminating the Medicaid hospice benefit due to budgetary issues. We cannot assure you that states, including states that we operate in, will not in the future reduce or eliminate the Medicaid hospice benefit.
     Long-Term Care Facility Residents. For our patients who receive nursing home care under state Medicaid programs in states other than Arizona, Oregon and Pennsylvania, the applicable Medicaid program pays us an amount equal to no more than 95% of the Medicaid per diem nursing home rate for “room and board” services furnished to the patient by the nursing home. This room and board payment is in addition to the applicable Medicare or Medicaid hospice per diem payment that we receive. Pursuant to our standard agreements with nursing homes, we pay the nursing home for these “room and board” services at a rate equal to 100% of the Medicaid per diem nursing home rate. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Expenses.”
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
     False Claims Act. In addition to federal fraud and abuse laws, under separate statutes, the submission of claims for items and services that are “not provided as claimed” may lead to civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in federally funded healthcare programs, including the Medicare and Medicaid programs. These false claims statutes include the Federal False Claims Act. Under the Federal False Claims Act, in addition to actions being initiated by the federal government, a private party may bring an action on behalf of the federal government. These private parties, are often referred to as qui tam relators, and are entitled to share in any amounts recovered by the government. Both direct enforcement activity by the government and qui tam actions have increased significantly in recent years and have increased the risk that a healthcare company, like us, will have to defend a false claims action, pay fines or be excluded from the Medicare and/or Medicaid programs as a result of an investigation arising out of this type of an action. Many states have enacted similar laws providing for the imposition of civil and criminal penalties for the filing of fraudulent claims. We are currently defending an action filed by a qui tam relator under the Federal False Claims Act and various state false claims acts. (See “Item 3. Legal Proceedings.”) Because of the complexity of the government regulations applicable to our industry, we cannot assure that we will not be the subject of additional actions under the False Claims Act or similar state law.
     State False Claims Laws. The Deficit Reduction Act of 2005, or “DRA”, which was signed into law on February 8, 2006, includes a provision encouraging states to adopt their own false claims act provisions by increasing the states’ share of any recoveries related to Medicaid funds. The majority of the states where we currently do business, have already adopted state false claims laws that mirror to some degree the federal false claims laws. While these statutes vary in scope and effect, the penalties for violating these false claims laws include administrative, civil and/or criminal fines and penalties, imprisonment and the imposition of multiple damages. There has been an increase in enforcement activity by the states due in part to the implementation of the DRA.
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

     Employment Laws and Regulations. As a large employer, we are subject to various federal and state laws regulating employment practices. We are specifically subject to audits by various federal and state agencies regarding our compliance with these laws. In addition, current and former employees can initiate litigation alleging violations of federal and/or state wage and hour laws and federal and state anti-discrimination and harassment laws. We believe that our employment practices are in material compliance with applicable federal and state laws. However, we cannot assure you that government officials charged with the responsibility of enforcing these laws or current or former employees will not assert that we are in violation of these laws, or that these laws will be interpreted by the courts in a manner consistent with our interpretations.
     Compliance with Health Regulatory Laws. We maintain an internal corporate compliance program and from time to time retain regulatory counsel for guidance on applicable laws and regulations. However, we cannot assure you that our practices, if reviewed, would be found to be in compliance with applicable federal and state laws, as the laws ultimately may be interpreted.
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
Competition
     Hospice care in the United States is competitive. Because payments for hospice services are generally paid on a per diem basis, we compete primarily on our ability to deliver quality, responsive services. The hospice care market is highly fragmented, and we compete with a large number of organizations, some of which have or may obtain significantly greater financial and marketing resources than us. According to MedPAC, in 2008 there were 3,389 Medicare-certified hospice programs, an increase of 4.0% over 2007. According to MedPAC, approximately 35% of existing hospice programs are not-for-profit programs. Many hospice programs are small- and medium-sized programs.
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
Employees
     As of December 31, 2009, we had 5,891 full-time employees and 203 part-time employees. Approximately 25% of our full-time employees and 20% of our part-time employees are registered nurses. None of our employees are currently covered by collective bargaining agreements.
Available Information
     We file reports with the Securities and Exchange Commission (“SEC”). We are a reporting company and file an Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K when necessary. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference

Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. That website address is http://www.sec.gov.
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
     On July 6, 2006, we entered into a five-year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of Health and Human Services. The CIA imposes certain auditing, self-reporting and training requirements that we must comply with. If we fail to comply with the terms of our CIA, we could be subject to substantial monetary penalties and/or suspension or termination from participation in the Medicare and Medicaid programs. The imposition of monetary penalties would adversely affect our profitability. A suspension or termination of our participation in the Medicare and Medicaid programs would have a material adverse affect on our profitability and financial condition as substantially all of our net patient service revenue is attributable to payments received from the Medicare and Medicaid programs. 97.0% and 96.6% of our net patient service revenue for the years ended December 31, 2009 and 2008, respectively, were attributed to Medicare and Medicaid payments.
We are highly dependent on payments from Medicare and Medicaid. If there are changes in the rates or methods governing these payments for our services, our net patient service revenue and profits could materially decline.
     We are highly dependent on payments from Medicare and Medicaid. Approximately 97.0%, 96.6% and 97.0% of our net patient service revenue for 2009, 2008 and 2007, respectively, consisted of payments, paid primarily on a per diem basis, from the Medicare and Medicaid programs. Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. On July 31, 2008, CMS published the final rule that modified the hospice wage index by phasing out over a three year period the budget neutrality adjustment factor. According to the final rule, the phase-out would occur over a three year period beginning on October 1, 2008, with 25% of the phase-out becoming effective on October 1, 2008, 50% becoming effective on October 1, 2009 and the balance on October 1, 2010. As part of the American Recovery and Reinvestment Act of 2009, the implementation of the phase-out of the budget neutrality adjustment factor was delayed until October 1, 2009. CMS began paying providers the estimated

1.1% increase in hospice rates from October 1, 2008 in the middle of 2009. On July 30, 2009, CMS issued a final rule to update the Medicare hospice wage index. The final rule also re-implemented the phase-out of the budget neutrality adjustment factor beginning on October 1, 2009. The phase-out of the budget neutrality adjustment factor will now occur over a seven year period, 10% in the first year and an additional 15% in each of the following six years. On October 1, 2009, payments to Medicare participating hospices increased by approximately 1.4%. This increase includes the effect of the first year phase-out of the budget neutrality adjustment factor used in computing the hospice wage index.
     As part of its review of the Medicare hospice benefit, MedPAC recommended to Congress in its 2009 MedPAC Report that Congress direct the Secretary of Health and Human Services to change the Medicare payment system for hospice to:
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
     On January 14, 2010 MedPAC voted to recommend that the Congress should reduce the annual market basket update for hospice providers on October 1, 2010 by MedPAC’s adjustment for productivity growth, which is estimated to be 1.3%. In addition, both the Senate and House of Representatives have passed separate health care reform bills. Each of these bills include several provisions that would adversely impact hospice providers, including a provision to reduce the annual market basket update for hospice providers by a productivity adjustment. We cannot predict at this time whether the recommendations included in the 2009 MedPAC Report, the recommendation approved by MedPAC on January 14, 2010 or the provisions included in the various health care reform proposals will be enacted or whether any additional healthcare reform initiatives will be implemented or whether other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system will occur.
     Due to budgetary concerns, several states have considered or are considering reducing or eliminating the Medicaid hospice benefit.
     Reductions or changes in Medicare or Medicaid funding could significantly reduce our net patient service revenue and our profitability. We cannot predict at this time whether the recommendations included in the 2009 MedPAC Report or MedPAC’s January 14, 2010 recommendation will be enacted or whether any additional healthcare reform initiatives will be implemented or whether other changes in the administration of governmental healthcare programs, including the elimination of Medicaid hospice benefits, or interpretations of governmental policies or other changes affecting the healthcare system will occur. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments could cause our net patient service revenue and profits to materially decline.
We are subject to a Medicare cap amount which is calculated by Medicare. Our net patient service revenue and profitability could be adversely affected by limitations on Medicare payments.
     Overall payments made by Medicare to us are subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The hospice cap period runs from November 1st of each year through October 31st of the following year. Total Medicare payments received by each of our Medicare-certified programs during this period are compared to the cap amount for this period. Payments in excess of the cap amount must be returned by us to Medicare. The cap amount is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory Medicare cap amount that is indexed for inflation. The Medicare cap amount is reduced proportionately for Medicare patients who transferred into or out of our hospice programs and either received or will receive hospice services from another hospice provider. The Medicare cap amount for the twelve month period ending October 31, 2010 has not been established by Medicare. Once published, the new Medicare cap amount will become effective retroactively for all services performed since November 1, 2009. The hospice cap amount is computed on a program-by-program basis. Our net patient service revenue for 2009 was reduced by approximately $4.5 million as a result of our hospice programs exceeding the Medicare cap. Our ability to comply with this limitation depends on a number of factors relating to a given hospice program, including number of admissions, average length of stay, mix in level of care and Medicare patients that transfer into and out of our hospice programs. Our revenue and profitability may be materially reduced if we are unable to comply with this and other Medicare payment limitations. We cannot assure you that additional hospice programs will not exceed the cap amount in the future or that our estimate of the Medicare cap contractual adjustment will not materially differ from the actual Medicare cap amount.
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
     We were the subject of a civil investigation by the Civil Division of the United States Department of Justice (“DOJ”). On July 6, 2006, we entered into a settlement agreement with the DOJ to permanently settle the investigation. As part of the settlement of the investigation we entered into a corporate integrity agreement on July 6, 2006 with the U.S. Department of Health and Human Services, Office of Inspector General.
     On February 14, 2008, we received a letter from the Medicaid Fraud Control Unit of the Texas Attorney General’s office notifying us that it is conducting an investigation concerning Medicaid hospice services provided by us, including our practices with respect to patient admission and retention, and requesting medical records of approximately 50 patients served by our programs in the State of Texas. Based on the preliminary stage of this investigation and the limited information that we have at this time, we cannot predict the outcome of this investigation, the Texas Attorney General’s views of the issues being investigated, any actions that the Texas Attorney General may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources. We believe that we are in material compliance with the rules and regulations applicable to the Texas Medicaid hospice program. See “Item 3. Legal Proceedings” and note “18. Commitments and Contingencies” to our consolidated financial statements.

     On May 5, 2008, we received a letter from the United States Department of Justice (“DOJ”) notifying us that it is conducting an investigation of VistaCare, Inc. and requesting that we provide certain information and documents related to its investigation of claims submitted by VistaCare to Medicare, Medicaid and TRICARE from January 1, 2003 through March 6, 2008, the date we completed the acquisition of VistaCare. We have been informed by the DOJ and the Medicaid Fraud Control Unit of the Texas Attorney General’s Office that they are reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of VistaCare. The lawsuit was unsealed on October 5, 2009 and served on us on January 28, 2010. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at this time. The Texas Attorney General also filed a notice of non-intervention with the court. While these actions should not be viewed as a final assessment by the DOJ or the Texas Attorney General of the merits of this qui tam action, we consider them to be positive developments. We continue to cooperate with the DOJ and the Texas Attorney General in their investigation. Based on the limited information that we have at this time we cannot predict the outcome of the investigation, the DOJ’s or Texas Attorney General’s views of the issues being investigated, other than the DOJ’s and Texas Attorney General’s notice declining to intervene in the qui tam action at this time, any actions that the DOJ or Texas Attorney General may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.
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
     On February 2, 2009, we received a subpoena from the OIG requesting certain documents related to our provision of continuous care services from January 1, 2004 through February 2, 2009. On September 9, 2009 we received a second subpoena from the OIG requesting medical records for certain patients who had been provided continuous care services by us during the same time period. We are cooperating with the OIG and are in the process of complying with the subpoena request. Based on the preliminary stage of this investigation and the limited information that we have at this time we cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated, any actions that the OIG may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.
     On February 23, 2010, we received a subpoena from the OIG requesting various documents and certain patient records of one our hospice programs relating to services performed from January 1, 2006 through December 31, 2009. We are cooperating with the OIG and are in the process of complying with the subpoena request. Because of the preliminary stage of this investigation and the limited information that we have at this time we cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated, any actions that the OIG may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.
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

Approximately 35% of our hospice patients reside in nursing homes. Changes in the laws and regulations regarding payments for hospice services and “room and board” provided to our hospice patients residing in nursing homes could reduce our net patient service revenue and profitability.
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
     According to MedPAC, an estimated 35% of hospice programs in the United States are not-for-profit programs. Accordingly, it is likely that a substantial number of acquisition opportunities may involve hospices operated by not-for-profit entities. In recent years, several states have increased review and oversight of transactions involving the sale of healthcare facilities by not-for-profit entities. Although the level of review varies from state to state, the current trend is to provide for increased governmental review, and in some cases approval, of transactions in which a not-for-profit entity sells a healthcare facility or business. This increased scrutiny may increase the difficulty in completing, or prevent the completion of, acquisitions in some states in the future.
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
     We currently employ approximately 1,800 full-time nurses and 50 part-time nurses. We depend on qualified nurses to provide quality, responsive hospice services to our patients. There is currently a nationwide shortage of qualified nurses that is being felt in some of the markets in which we provide hospice services. In response to the shortage of qualified nurses in these markets, we have increased and are likely to continue to increase our wages and benefits to recruit and retain nurses or to engage contract nurses until we hire permanent staff nurses. Our inability to attract and retain qualified nurses could adversely affect our ability to provide quality, responsive hospice services to our patients and our ability to increase patient census in those markets. In addition, because we operate in a fixed reimbursement environment, increases in the wages and benefits that we must provide to attract and retain qualified nurses or an increase in our reliance on contract nurses will negatively impact our profitability.
Medical reviews and audits by governmental and private payors could result in material payment recoupments and payment denials, which could negatively impact our business.
     Medicare fiscal intermediaries, other payors and government contractors periodically conduct pre-payment and post-payment medical reviews and other audits of our reimbursement claims. In order to conduct these reviews, the payor or contractor requests documentation from us and then reviews that documentation to determine compliance with applicable rules and regulations, including the eligibility of patients to receive hospice benefits, the appropriateness of the care provided to those patients, and the documentation of that care. As a result of such reviews, we could be required to return any amounts found to be overpaid, or amounts found to be overpaid could be recouped through reductions in future payments. There is increasing pressure from state and federal governments and other payors to scrutinize health care claims to determine their validity and appropriateness. During the past several years our claims have been subject to reviews and audits which have resulted in recoupments and offsets. We cannot predict whether medical reviews or similar audits by federal or state agencies, commercial payors, or government contractors of our hospice programs’ reimbursement claims will result in material recoupments or denials, which could have a material adverse effect on our financial condition, cash flows and results of operations.
     CMS has contracted with four Recovery Audit Contractors (“RACs”) to perform post-payment reviews of health care providers. In January 2010, CMS announced that it has approved two issues for the RACs to begin reviewing with respect to hospice providers. These initial hospice reviews will focus on durable medical equipment services and other Medicare Part A and B services provided to hospice patients that are related to a patient's terminal prognosis and the financial obligation of the hospice provider to determine whether the hospice provider arranged for and paid for the services as required. We expect in the future that CMS will likely expand the scope of the reviews conducted by the RACs. We cannot predict whether reviews by RACs of our hospice programs’ reimbursement claims will result in material recoupments, which could have a material adverse affect on our financial condition and results of operations.
If any of our hospice programs fails to comply with the Medicare conditions of participation, that program could be terminated from the Medicare program, thereby adversely affecting our net patient service revenue and profitability.
     Each of our hospice programs must comply with the extensive conditions of participation of the Medicare hospice benefit. If any of our hospice programs fails to meet any of the Medicare conditions of participation, that program may receive a notice of deficiency from the applicable state surveyor. If that hospice program then fails to institute a plan of correction and correct the deficiency within the correction period provided by the state surveyor, that program could be terminated from receiving Medicare payments. For example, under the Medicare hospice program, each of our hospice programs must demonstrate that volunteers provide administrative and direct patient care services in an amount equal to at least five percent of the total patient care hours provided by our employees and contract staff at the hospice program. If we are unable to attract a sufficient number of volunteers at one of our hospice programs to meet this requirement, that program could be terminated from the Medicare benefit if the program fails to address the deficiency within the applicable correction period. Any termination of one or more of our hospice programs from the Medicare program for failure to satisfy the volunteer or other conditions of participation could adversely affect our net patient service revenue and profitability and financial condition. We believe that we are in compliance with the conditions of participation; however, we cannot predict how surveyors will interpret all aspects of the Medicare conditions of participation.

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
     On July 31, 2008, CMS published the final rule that modified the hospice wage index by phasing out over a three year period the budget neutrality adjustment factor. According to the final rule, the phase-out would occur over a three year period beginning on October 1, 2008, with 25% of the phase-out becoming effective on October 1, 2008, 50% becoming effective on October 1, 2009 and the balance on October 1, 2010. As part of the American Recovery and Reinvestment Act of 2009, the implementation of the phase-out of the budget neutrality adjustment factor was delayed until October 1, 2009. CMS began paying providers the estimated 1.1% increase in hospice rates from October 1, 2008 in the middle of 2009. On July 30, 2009, CMS issued a final rule to update the Medicare hospice wage index. The final rule also re-implemented the phase-out of the budget neutrality adjustment factor beginning on October 1, 2009. The phase-out of the budget neutrality adjustment factor will now occur over a seven year period, 10% in the first year and an additional 15% in each of the following six years. On October 1, 2009, payments to Medicare participating hospices increased by approximately 1.4%. This increase includes the effect of the first year phase-out of the budget neutrality adjustment factor used in computing the hospice wage index.
     On January 14, 2010 MedPAC voted to recommend that the Congress should reduce the annual market basket update for hospice providers on October 1, 2010 by MedPAC’s adjustment for productivity growth, which is estimated to be 1.3%. In addition, both the Senate and House of Representatives have passed separate health care reform bills. Each of these bills include several provisions that would adversely impact hospice providers, including a provision to reduce the annual market basket update for hospice providers by a productivity adjustment.
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
     A significant portion of our total assets consists of intangible assets, primarily goodwill. Goodwill accounted for approximately 38.1% and 41.1% of our total assets as of December 31, 2009 and 2008, respectively. We perform our annual impairment testing as of November 30th each year. In determining the fair value of our reporting units, we use multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”). We believe using multiples of EBITDA in determining the fair value of our reporting units is appropriate because it correlates with what a market participant would be wiling to pay for that unit in today’s market. As of November 30, 2009,, none of our reporting units failed step one and no reporting units were at risk of failing step one. Furthermore, the fair values of each of our reporting units represented no less than 185% of their carrying values. Prior to filing the Form 10-K, we evaluated whether any events had occurred or any circumstances had changed since November 30, 2009 that would indicate goodwill may have become impaired since the annual impairment testing. In this evaluation, we considered both qualitative and quantitative factors such as any adverse change in the business climate, current estimates of future profitability of reporting units, our current stock price and our market capitalization compared to our book value. Based on this evaluation, we determined that no indications of impairment had arisen since our annual goodwill impairment test. No impairment charges have been recorded as of December 31, 2009, 2008 and 2007. Any future event that results in a significant impairment of our goodwill, such as closure of a hospice program, changes in our operating segments, sustained operating losses, or a significant decrease in our market capitalization, could have a material adverse effect on our profitability.
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
     At December 31, 2009, we had $12.4 million in tax exempt auction rate securities (“ARS”) which are carried at fair value and classified as long-term investments. The principal balance associated with the ARS is $13.0 million. The ARS held by us are private placement securities for which the interest rates are reset every 35 days. The reset dates have historically provided a liquid market for these securities as investors historically could readily sell their investments. These types of securities generally have not experienced payment defaults and are backed by student loans, which carry guarantees as provided for under the Federal Family Education Loan Program of the U.S. Department of Education and all were AAA/Aaa rated at December 31, 2009. To date we have collected all interest payments on all of our ARS when due and expect to continue to do so in the future. We intended to liquidate all of our ARS prior to the end of 2009. However, due to the problems experienced in global credit and capital markets generally and the ARS market in particular, our ability to liquidate our ARS this year has been impaired. We successfully liquidated $4.1 million of ARS in October 2009, $8.0 million in July 2008, $8.0 million in June 2008, and $8.4 million in January 2008, all at par. The remaining principal balance of $13.0 million associated with ARS will not be accessible until successful ARS auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to maturity, or final payments come due according to contractual maturities ranging from 25 to 28 years.
     If the uncertainties in the credit and capital markets continue or these markets deteriorate further, these securities may not provide liquidity to us when needed or maintain the fair values estimated by us. If we had to liquidate any ARS at this time, we could incur significant losses. We currently believe that we have sufficient liquidity for our current needs without selling any ARS and do not currently intend to attempt to liquidate these securities until market conditions improve and it is not more likely than not that we will be required to liquidate any ARS before recovery of our entire cost basis. If our currently available resources are not sufficient for our needs and we are not able to liquidate any ARS on acceptable terms on a timely basis, it could have a significant impact on our cash flows, financial condition and results of operations.
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
     The Credit Agreement and related documents contain, and the agreements and instruments governing future credit facilities may contain, various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios, may require us to make mandatory prepayments of principal and may restrict our ability to:
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Our executive offices and Support Center are located at 717 N. Harwood, Suite 1500, Dallas, Texas 75201, where we currently lease approximately 70,000 square feet of space. We believe that these facilities are adequate for our current uses and that additional space is available to accommodate our anticipated growth. Our Medicare-certified hospice programs and alternative delivery sites, including our inpatient units, and our three hospice programs under development are in leased and owned facilities in 29 states with lease terms expiring at various times through February 2017. We own the land and building for two of our 20 inpatient units. We believe these facilities are in good operating condition and suitable for their intended purposes. Refer to “Item 1. Business — Hospice Programs, Inpatient Facilities and Support Center” for a complete listing of the locations of our Medicare-certified hospice programs and inpatient facilities.

Item 3. Legal Proceedings
     On February 14, 2008, we received a letter from the Medicaid Fraud Control Unit of the Texas Attorney General’s office notifying us that it is conducting an investigation concerning Medicaid hospice services provided by us, including our practices with respect to patient admission and retention, and requesting medical records of approximately 50 patients served by our programs in the State of Texas. Based on the preliminary stage of this investigation and the limited information that we have at this time, we cannot predict the outcome of this investigation, the Texas Attorney General’s views of the issues being investigated, any actions that the Texas Attorney General may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources. We believe that we are in material compliance with the rules and regulations applicable to the Texas Medicaid hospice program.
     On May 5, 2008, we received a letter from the United States Department of Justice (“DOJ”) notifying us that it is conducting an investigation of VistaCare, Inc. and requesting that we provide certain information and documents related to its investigation of claims submitted by VistaCare to Medicare, Medicaid and TRICARE from January 1, 2003 through March 6, 2008, the date we completed the acquisition of VistaCare. We were informed that the DOJ and the Medicaid Fraud Control Unit of the Texas Attorney General’s Office are reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of VistaCare. The lawsuit was unsealed on October 5, 2009 and served to us on January 28, 2010. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at this time. The Texas Attorney General also filed a notice of non-intervention with the court. While these actions should not be viewed as a final assessment by the DOJ or the Texas Attorney General of the merits of this qui tam action, we consider them to be positive developments. We continue to cooperate with the DOJ and the Texas Attorney General in their investigation of us. Based on the limited information that we have at this time, we cannot predict the outcome of the qui tam lawsuit or the related investigation, the DOJ’s or Texas Attorney General’s views of the issues being investigated other than the DOJ’s and Texas Attorney General’s notice declining to intervene in the qui tam action at this time, any actions that the DOJ or the Texas Attorney General may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.
     We have been named in a class action lawsuit filed on November 6, 2008, in Superior Court of California, Los Angeles County by Charlia Cornish (“Cornish”) alleging class-wide wage and hour issues at its California hospice programs. The suit alleges failure to provide overtime compensation, meal and break periods, accurate itemized wage statements, and timely payment of wages earned upon leaving employment. The purported class includes all persons employed by us in California as an admission nurse, a case manager registered nurse, a licensed vocational nurse, a registered nurse, a home health aide, a medical social worker, a triage coordinator, an office manager, a patient care secretary or a spiritual counselor at anytime on or after November 6, 2004. The lawsuit seeks payment of unpaid wages, damages, interest, penalties and reasonable attorneys’ fees and costs. In January 2009 we successfully moved the lawsuit to Federal District Court in the Central District of California. On September 21, 2009, the court ruled in our favor denying plaintiff’s request to amend and granting us motion for summary judgment dismissing the lawsuit in its entirety. The plaintiff has elected not to appeal the decision dismissing the plaintiff’s lawsuit.
     On January 5, 2009, we received a letter from the Georgia State Health Care Fraud Control Unit notifying us that it is conducting an investigation concerning Medicaid hospice services provided by VistaCare from 2003 through 2007 and requesting certain documents. We are cooperating with the Georgia State Health Care Fraud Control Unit and have complied with the document request. Based on the preliminary stage of this investigation and the limited information that we have at this time, we cannot predict the outcome of the investigation, the Georgia State Health Care Fraud Control Unit’s views of the issues being investigated, any actions that the Georgia State Health Care Fraud Control Unit may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.
     On February 2, 2009, we received a subpoena from the United States Office of Inspector General (“OIG”) requesting certain documents related to our provision of continuous care services from January 1, 2004 through February 2, 2009. On September 9, 2009, we received a second subpoena from the OIG requesting medical records for certain patients who had been provided continuous care services by us during the same time period. We are cooperating with the OIG and are in the process of complying with the subpoena requests. Based on the preliminary stage of this investigation and the limited information that we have at this time we cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated, any actions that the OIG may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.
     On March 5, 2009, we received a notice submitted on behalf of Ronaldo Ramos to the California Labor & Workforce Development Agency regarding his intent to file a claim for penalties pursuant to the California Private Attorney General Act for alleged violations of the California Labor Code. Ramos is a former employee of ours and alleges that he and others similarly situated were improperly paid for on-call hours. His notice indicates that he intends to seek to recover unpaid wages, overtime, penalties, punitive damages, interest, and attorney’s fees. We are not aware of him filing a lawsuit. We believe that we have complied with all regulations at issue, and intend to vigorously defend against the claims asserted. Because the matter is in its early stage, we cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome.
     We have been named in a class action lawsuit filed on January 25, 2010, in the United States District Court Southern District of Texas Houston Division by Bobby Blevins, a former employee, alleging failure to pay overtime to a purported class of similarly situated hourly-paid current and former nurse employees. The plaintiff seeks to recover unpaid overtime compensation, damages and attorney fees. We believe that we have complied with all regulations at issue, and intend to vigorously defend against the claims asserted. Because of the early stage of this suit, we cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome.
     On February 23, 2010, we received a subpoena from the OIG requesting various documents and certain patient records of one our hospice programs relating to services performed from January 1, 2006 through December 31, 2009. We are cooperating with the OIG and are in the process of complying with the subpoena request. Because of the preliminary stage of this investigation and the limited information that we have at this time we cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated, any actions that the OIG may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.
     From time to time, we may be involved in other litigation matters relating to claims that arise in the ordinary course of its business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to us, we do not believe that the resolution of these other litigation matters to which we are currently a party will have a material adverse effect on our business, results of operations or liquidity. Accrued legal fees and other reserves at December 31, 2009 and 2008, were $2.8 million and $2.3 million, respectively, which primarily related to these other litigation matters.
Item 4. (Removed and Reserved)

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Market for Common Stock. Our common stock has been quoted on The NASDAQ Stock Market LLC (formerly known as the Nasdaq National Market) (the “NASDAQ”) under the symbol “ODSY” since October 31, 2001. Prior to that time there was no public market for our common stock. As of March 3, 2010, there were 17 record holders of our common stock. The following table sets forth the high and low sales price per share of our common stock for the period indicated on the NASDAQ:

	High	Low

2008
First Quarter	$11.15	$8.27
Second Quarter	$11.28	$8.57
Third Quarter	$10.99	$8.38
Fourth Quarter	$10.47	$6.76
2009
First Quarter	$12.27	$8.49
Second Quarter	$11.50	$8.11
Third Quarter	$13.52	$9.58
Fourth Quarter	$15.98	$11.69
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
     Recent Sales of Unregistered Securities. We did not sell any of our equity securities in the three year period ended December 31, 2009 that were not registered under the Securities Act of 1933.
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

     On May 4, 2007, we announced the adoption of a stock repurchase program to repurchase up to $50.0 million of our common stock over the twelve month period beginning on May 4, 2007 either in the open market or through privately negotiated transactions, subject to market conditions and other factors. The repurchased shares were added to our treasury shares and may be used for employee stock plans and for other corporate purposes. The stock repurchases were funded out of working capital. The stock repurchase program expired on May 4, 2008. We repurchased 1,056,623 shares of common stock for approximately $13.1 million (average cost of $12.42 per share) during this repurchase program.
     No shares were repurchased during 2008 or 2009. The terms of our credit agreement may restrict our ability to repurchase additional stock in the future.
     Common Stock Performance Graph. The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the Securities Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.
     The graph and table below compare the cumulative total shareholder return on our common stock from December 31, 2004 through December 31, 2009, against the cumulative total share holder return of the NASDAQ Composite Index and the stocks making up an industry peer group.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Odyssey HealthCare, Inc., The NASDAQ Composite Index And A Peer Group

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Odyssey	Peer Group	NASDAQ Composite
	HealthCare, Inc.	Index	Index
12/31/05	$136.26	$107.28	$101.33
12/31/06	96.93	100.54	114.01
12/31/07	80.85	107.51	123.71
12/31/08	67.62	90.82	73.11
12/31/09	113.96	111.08	105.61
     The companies that comprise our Peer Group for purposes of stockholder return comparison are as follows: Lincare Holdings, Inc., Amedisys, Inc., Getiva Health Services, Inc., and Chemed Corporation. We include Chemed Corporation in our Peer Group, because Chemed Corporation’s wholly-owned subsidiary, VITAS Healthcare Corporation, is one of the largest hospice providers in the United States and is generally considered a peer by the investment community. Amedisys, Inc. and Gentiva Health Services, Inc, are included in our Peer Group, because they provide hospice services in addition to their core home health business, which is a non-facility based healthcare service like hospice. Lincare Holdings, Inc. is included in our Peer Group, because it also provides non-facility based healthcare services. We believe that our Peer Group is comparable to us because they consist of primarily non-facility based healthcare services providers that are generally characterized by relatively low levels of leverage, solid cash flow and multiple sources of growth, including same store growth, de novo development and modest acquisition programs.
Item 6. Selected Financial Data
     The selected consolidated statement of operations data set forth below for the years ended December 31, 2009, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009 and 2008 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, and that are included elsewhere in this Annual Report on Form 10-K, and are qualified by reference to those consolidated financial statements. The selected consolidated statement of operations data set forth below for the years ended December 31, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, but are not included in this Annual Report on Form 10-K.
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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
Statements of Operations Data:
Net patient service revenue	$686,438	$616,050	$398,232	$379,218	$348,592
Operating expenses:
Direct hospice care	396,774	361,445	233,664	222,496	193,823
General and administrative(1)	199,069	199,292	131,788	115,771	102,980
Government settlement	—	—	—	—	13,000
Provision for uncollectible accounts	11,490	10,907	5,344	4,007	4,023
Depreciation and amortization	6,725	7,868	5,723	5,080	4,002

Total operating expenses	614,058	579,512	376,519	347,354	317,828

Income from continuing operations before other income (expense)	72,380	36,538	21,713	31,864	30,764
Other income (expense):
Interest income	479	1,968	2,509	2,576	1,341
Interest expense	(6,574)	(7,430)	(208)	(188)	(198)

	(6,095)	(5,462)	2,301	2,388	1,143

Income from continuing operations before provision for income taxes	66,285	31,076	24,014	34,252	31,907
Provision for income taxes	24,583	11,141	8,001	12,124	13,263

Income from continuing operations	41,702	19,935	16,013	22,128	18,644
Loss from discontinued operations, net of income taxes(2)	(498)	(5,252)	(3,888)	(2,399)	(88)

Net income	41,204	14,683	12,125	19,729	18,556
Less: Net income attributable to noncontrolling interests	613	257	14	—	—

Net income attributable to Odyssey stockholders	$40,591	$14,426	$12,111	$19,729	$18,556

Income (loss) per common share:
Basic:
Continuing operations attributable to Odyssey stockholders	$1.25	$0.60	$0.48	$0.65	$0.54
Discontinued operations attributable to Odyssey stockholders	$(0.02)	$(0.16)	$(0.12)	$(0.07)	$0.00

Net income attributable to Odyssey stocholders	$1.23	$0.44	$0.36	$0.58	$0.54

Diluted:
Continuing operations attributable to Odyssey stockholders	$1.24	$0.59	$0.48	$0.64	$0.53
Discontinued operations attributable to Odyssey stockholders	$(0.02)	$(0.16)	$(0.12)	$(0.07)	$0.00

Net income attributable to Odyssey stocholders	$1.22	$0.43	$0.36	$0.57	$0.53

Weighted average shares outstanding:
Basic	32,935	32,674	33,029	34,145	34,384
Diluted	33,225	33,188	33,188	34,529	34,935

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Unaudited)
	(Dollars in thousands)
Operating Data:
Number of Medicare-certified hospice programs(3)	90	94	67	66	63
Admissions(4)	49,513	46,772	32,246	32,001	30,972
Days of care(5)	4,518,617	4,212,771	2,791,780	2,747,888	2,607,854
Average daily census(6)	12,380	11,510	7,649	7,528	7,145
Cash flows provided by operating activities	$81,650	$21,049	$12,814	$32,623	$58,171
Cash flows (used in) provided by investing activities	$(4,083)	$(97,187)	$4,391	$(27,183)	$(52,845)
Cash flows (used in) provided by financing activities	$(4,978)	$119,795	$(12,391)	$(13,051)	$(14,994)

	As of December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance Sheet Data:
Working capital	$100,280	$82,429	$75,275	$70,555	$62,639
Total assets	$503,004	$460,951	$275,209	$269,986	$244,967
Total long-term debt, including current portion	$115,202	$123,075	$1	$3	$9
Total Odyssey stockholders’ equity	$248,751	$200,071	$182,837	$179,596	$167,298

(1)	Includes share-based compensation of $5.1 million, $4.3 million, $3.8 million, $5.6 million and $0.7 million for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively. Also, general and administrative expenses include expenses for hospice care and support center.

(2)	See the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of loss from discontinued operations, net of income taxes.

(3)	Number of Medicare-certified hospice programs at end of each respective year.

(4)	Represents the total number of patients admitted into our hospice programs during the period.

(5)	Represents the total days of care provided to our patients during the period.

(6)	Represents the average number of patients for whom we provided hospice care each day during the period and is computed by dividing days of care by the number of days during the period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with our selected consolidated financial and operating data and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
Overview
     We are one of the largest providers of hospice care in the United States in terms of both average daily patient census and number of Medicare-certified hospice programs. As of December 31, 2009, we operated 90 Medicare-certified hospice programs, serving patients and their families in 29 states. We operate all of our hospice programs through our operating subsidiaries. Our net patient service revenue of $686.4 million in 2009 represents an increase of 11.4% over net patient service revenue of $616.0 million in 2008, and an increase of 72.4% over net patient service revenue of $398.2 million in 2007. In 2009, 2008 and 2007, we reported net income attributable to Odyssey stockholders of $40.6 million, $14.4 million and $12.1 million, respectively.
     On March 6, 2008, we completed our acquisition of VistaCare. The transaction substantially extended our industry leadership and geographic reach. We believe the transaction created additional visibility that adds value to our marketing, recruiting and development activities. Following the completion of this transaction, we had approximately 100 Medicare-certified hospice programs in 30 states and an average daily census of more than 12,000 patients. During 2008 and 2009, we consolidated some markets in which both Odyssey and VistaCare had programs in the same location. The operations of VistaCare were included in our results of operations beginning February 29, 2008.
     On November 21, 2006, we announced the adoption of a new stock repurchase program to repurchase up to $10.0 million of our common stock over a twelve-month period. The timing and the amount of any repurchase of shares during the twelve-month period was determined by management based on its evaluation of market conditions and other factors. We completed this stock repurchase program in May 2007 and repurchased an aggregate of 801,683 shares of common stock at a total cost of $10.0 million (average cost of $12.47 per share). Of this amount, 59,477 shares for approximately $0.8 million was repurchased in 2007. The stock repurchases were funded out of working capital.
     On May 4, 2007, we announced the adoption of a stock repurchase program to repurchase up to $50.0 million of our common stock over the twelve month period beginning on May 4, 2007 either in the open market or through privately negotiated transactions, subject to market conditions and other factors. The repurchased shares were added to our treasury shares and may be used for employee stock plans and for other corporate purposes. The stock repurchases were funded out of working capital. The stock repurchase program expired on May 4, 2008. We repurchased 1,056,623 shares of common stock for approximately $13.1 million (average cost of $12.42 per share) during this program.
     No shares were repurchased during 2008 or 2009. The terms of our credit agreement may restrict our ability to repurchase additional stock in the future.
Developed Hospices
     We have developed the following hospice programs since January 1, 2007:
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
     During 2009, we were still awaiting Medicare certification for our hospice programs in Alameda, California and Salem, Oregon.

     Once a hospice becomes Medicare certified, the process is started to obtain Medicaid certification. This process takes approximately six months and varies from state to state.
Acquisitions
     During 2008, as discussed above, we completed the acquisition of VistaCare on March 6, 2008 for approximately $149.5 million which includes $2.4 million in transaction costs. We financed the VistaCare acquisition primarily with a $130 million term loan from General Electric Capital Corporation. See note “12. Borrowings” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
     On December 31, 2008, we acquired a hospice program in Flint, Michigan for approximately $0.5 million.
     On December 31, 2009, we acquired a hospice program in Westchester, Illinois for approximately $3.2 million.
     As part of our ongoing acquisition strategy, we are continually evaluating other potential acquisition opportunities.
Discontinued Operations
     We conduct ongoing strategic reviews of our hospice programs and evaluate whether to sell or close certain hospice programs based on these reviews. Our results of operations and statistics for prior periods have been restated to reflect the reclassification of these programs to discontinued operations. No programs were held for sale as of December 31, 2009. The Oklahoma City program and the Oklahoma City inpatient unit were held for sale as of December 31, 2008.
     During the first quarter of 2007, we announced that we would exit the Tulsa, Oklahoma hospice market which was located in our Central region and in February 2007, we sold our Tulsa hospice program. As part of the sale, the purchaser assumed the office lease and purchased certain assets such as furniture/fixtures, equipment, deposits and licenses. We recognized an immaterial pretax loss during the first quarter of 2007 related to the sale of the program.
     During the second quarter of 2007, we decided to sell our Valdosta, Georgia; Columbia, South Carolina; St. George, Utah; Rockford, Illinois; and Allentown, Pennsylvania hospice programs and the Huntsville, Alabama alternate delivery site (“ADS”). We completed the sale of our Valdosta and Columbia programs which were located in our Southeast region in June 2007 and recognized an immaterial pretax loss in the second quarter on the sale of the programs. We completed the sale of our Huntsville ADS and our St. George and Allentown programs which were located in our Southeast, Mountain and Midwest regions, respectively, during the third quarter of 2007 and recognized an immaterial pretax loss in the third quarter for the disposition of the programs. We completed the sale of the Rockford program which was located in our Midwest region during the fourth quarter of 2007 and recognized an immaterial pretax gain in the fourth quarter on the sale of the Rockford program.
     During the fourth quarter of 2007, we decided to sell our Odessa, Texas; Big Spring, Texas; Cincinnati, Ohio; and Wichita, Kansas hospice programs. We completed the sale of the Odessa and Big Spring programs which were located in our Mountain region on January 1, 2008 and recognized an immaterial pretax loss during the fourth quarter of 2007 related to these programs. We completed the sale of the Cincinnati and Wichita programs, which were located in our Midwest and South Central regions, respectively, during the first quarter of 2008 and no material amounts were recorded as a result.
     During the first quarter of 2008, we decided to sell our Baton Rouge, Louisiana; Ventura, California; Fort Wayne, Indiana; and Oklahoma City, Oklahoma hospice programs, which were located in our Southeast, West, Midwest and South Central regions, respectively. We also decided to close the Bryan/College Station, Texas hospice program and the Dallas, Texas inpatient unit. The closures of the Bryan/College Station program and Dallas inpatient unit, which were located in our Texas and South Central regions, respectively, resulted in a pretax loss of $1.5 million during the first quarter of 2008, which included an accrual of $1.2 million for future lease costs related to the closed programs.
     During the second quarter of 2008, we decided to close the Colorado Springs, Colorado inpatient unit and the Tucson, Arizona VistaCare hospice program. The closures, which were located in our Mountain and VistaCare West regions, respectively, resulted in a pretax loss of $2.3 million during the second quarter of 2008, which included an accrual of $2.1 million for future lease costs related to the closed programs.
     During the third quarter of 2008, we completed the sale of the Baton Rouge hospice program, which was located in our Southeast region, and no material amounts were recorded as a result of the sale.
     During the fourth quarter of 2008, we completed the sale of the Ventura and Fort Wayne hospice programs which were located in the West and Midwest regions, respectively, and recognized an immaterial pretax gain for each of these programs.
     During the second quarter of 2009, we recorded a pretax loss of approximately $0.6 million, which was a result of the writedown of assets from $2.1 million to $1.5 million for the Oklahoma City program, including the related inpatient unit. We completed the sale of the Oklahoma City program, including the related inpatient unit, on July 13, 2009. The Oklahoma City program and inpatient unit were located in our South Central region. Net proceeds from the sale were approximately $1.5 million. The $1.5 million received in net proceeds was paid to our lenders as a mandatory prepayment of principal.
Net Patient Service Revenue
     Net patient service revenue is the estimated net realizable revenue (exclusive of our provision for uncollectible accounts) from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered to our patients. To determine net patient service revenue, we adjust gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap contractual adjustments. Net patient service revenue also does not include charity care or the Medicaid room and board payments. (See “Item 1. Business — Government Regulation and Payment Structure- Overview of Government Payments”). We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 93.1%, 92.5% and 92.4% of our net patient service revenue for the years ended December 31, 2009, 2008 and 2007, respectively. Services provided under Medicaid programs represented approximately 3.9%, 4.1% and 4.6% of our net patient service revenue for the years ended December 31, 2009, 2008 and 2007, respectively. The payments we receive from Medicare and Medicaid are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.
     The four main levels of care we provide are routine home care, general inpatient care, continuous home care and inpatient respite care. We also receive reimbursement for physician services, self-pay and non-governmental room and board. Routine home care is the largest component of our gross patient service revenue, representing 89.2%, 89.7% and 88.5% of gross patient service revenue for the years ended December 31, 2009, 2008 and 2007, respectively. General inpatient care represented 7.6%, 7.2% and 7.4% of gross patient service revenue for the years ended December 31, 2009, 2008 and 2007, respectively. Continuous home care represented 2.1%, 2.1% and 3.2% of gross patient service revenue for the years ended December 31, 2009, 2008 and 2007, respectively. Inpatient respite care and reimbursement for physician services, self pay and non-governmental room and board represents the remaining 1.1%, 1.0% and 0.9% of gross patient service revenue for these periods, respectively.
     The principal factors that impact net patient service revenue are our average daily census, levels of care, annual changes in Medicare and Medicaid payment rates due to adjustments for inflation and estimated Medicare cap contractual adjustments. Average daily census is affected by the number of patients referred and admitted into our hospice programs and average length of stay of those patients once admitted. Average length of stay is impacted by patients’ decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average length of stay was 82 days for the year ended December 31, 2009 and 85 days for the years ended December 31, 2008 and 2007, respectively.
     Base payment rates for hospice services under the Medicare and Medicaid programs are indexed for inflation annually; however, these increases have historically been less than actual inflation. These rates are further adjusted geographically by the hospice wage index. On October 1, 2009 and 2008, the base Medicare payment rates for hospice care increased by approximately 2.1% and 3.6%, respectively, over the base rates previously in effect. On July 31, 2008, CMS published the final rule that modified the hospice wage index by phasing out over a three year period the budget neutrality adjustment factor. According to the final rule the phase-out would occur over a three year period beginning on October 1, 2008, with 25% of the phase-out becoming effective on October 1, 2008, 50% becoming effective on October 1, 2009 and the balance on October 1, 2010. As part of the American Recovery and Reinvestment Act of 2009, the implementation of the phase-out of the budget neutrality adjustment factor was delayed until October 1, 2009. CMS began paying providers the estimated 1.1% increase in hospice rates from October 1, 2008 in the middle of 2009. This increase resulted in additional revenues for 2009 from Medicare and Medicaid of $1.4 million related to services performed from October 1, 2008 through December 31, 2008. On July 30, 2009, CMS issued a final rule to update the Medicare hospice wage index. The final rule also re-implemented the phase-out of the budget neutrality adjustment factor beginning on October 1, 2009. The phase-out of the budget neutrality adjustment factor will occur over a seven year period, 10% in the first year and an additional 15% in each of the following six years. On October 1, 2009, payments to Medicare participating hospices increased by approximately 1.4%. This increase includes the effect of the first year phase-out of the budget neutrality adjustment factor used in computing the hospice wage index.
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
     General and administrative expenses for our support center primarily include salaries, payroll taxes and employee benefits for employees located at our support center. These expenses also include our share-based compensation, office lease, professional fees and other operating costs.

     The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Direct hospice care expenses:
Salaries, benefits and payroll taxes	38.0%	38.3%	39.1%
Pharmaceuticals	4.8	4.8	5.2
Medical equipment and supplies	5.4	5.8	5.3
Inpatient costs	1.9	2.2	2.2
Other (including medical director fees, contracted patient care services, nursing home costs and mileage)	7.7	7.6	6.9

Total	57.8%	58.7%	58.7%

General and administrative expenses — hospice care:
Salaries, benefits and payroll taxes	13.1%	14.0%	14.5%
Leases	2.7	2.8	2.9
Other (including insurance, recruiting, travel, telephone and printing)	3.8	4.1	4.0

Total	19.6%	20.9%	21.4%

General and administrative expenses — support center:
Salaries, benefits and payroll taxes	4.8%	5.9%	4.6%
Share-based compensation	0.7	0.7	1.0
Leases	0.3	0.4	0.4
Legal and accounting fees	1.1	1.1	1.9
Other (including insurance, recruiting, travel, telephone and printing)	2.5	3.4	3.8

Total	9.4%	11.5%	11.7%

The following table sets forth the cost per day of care represented by the items included in direct hospice care expenses and general and administrative expenses for hospice care for the years ended December 31, 2009, 2008 and 2007, respectively:

	Year Ended December 31,
	2009	2008	2007
Direct hospice care expenses:
Salaries, benefits and payroll taxes	$57.68	$56.06	$55.76
Pharmaceuticals	7.27	7.05	7.43
Medical equipment and supplies	8.23	8.44	7.53
Inpatient costs	2.95	3.18	3.09
Other (including medical director fees, contracted patient care services, nursing home costs and mileage)	11.68	11.07	9.89

Total	$87.81	$85.80	$83.70

General and administrative expenses — hospice care:
Salaries, benefits and payroll taxes	$19.92	$20.52	$20.69
Leases	4.10	4.04	4.14
Other (including insurance, recruiting, travel, telephone and printing)	5.71	5.99	5.73

Total	$29.73	$30.55	$30.56

Share-based Compensation Charges
     We account for share-based compensation in accordance with Financial Accounting Standards (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 “Compensation — Stock Compensation.” Under FASB ASC Topic 718, we recognize share-based compensation ratably using the straight-line attribution method over the requisite service period. Share-based compensation is measured based on the grant date fair value of the respective award. The fair value of option awards is estimated at the date of grant using the Black-Scholes valuation model. We estimate forfeitures based on historical experience and future expectations. Share-based compensation expense is included within the “general and administrative — support center” line item in our consolidated statements of income. We recorded $5.1 million, $4.3 million and $3.8 million in share-based compensation expense for the years ended December 31, 2009, 2008 and 2007, respectively.
     In February 2008, the Compensation Committee of the Board of Directors (the “Committee”) approved, for certain executive officers, the exchange of selected “underwater” stock options for restricted stock. The Committee was concerned that the underwater stock options provided little or no financial or retention incentives to the executive officers. The Committee believes that the exchange of the underwater stock options for the restricted stock adequately addressed those concerns. Stock option awards of 685,000 shares, with a weighted average exercise price of $17.35, were exchanged for 126,146 shares of restricted stock. Of the stock option awards exchanged, 287,500 shares were unvested. The shares of restricted stock had a fair value of $8.72 per share and vest ratably over a three year period beginning February 12, 2009. There was not a material change to our share-based compensation expense from the exchange.
Provision for Income Taxes
     Our provision for income taxes consists of current and deferred federal and state income tax expenses. We estimate that our effective tax rate will be approximately 37.5% during 2010.
Critical Accounting Policies
     Our significant accounting policies are more fully described in note “2. Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations included elsewhere in this Annual Report on Form 10-K and require the application of significant judgment by us; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on our historical payment experience, our observance of trends in the industry and information available from other outside sources, as appropriate.
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

Medicare Regulation and Contractual Adjustments
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
     Dollar Amount Cap. The Medicare revenue paid to a hospice program from November 1 to October 31 of the following year may not exceed the annual cap amount which is calculated by using the following formula: the product of the number of admissions to the program by patients who are electing to receive their Medicare hospice benefit for the first time, multiplied by the Medicare cap amount, which for the November 1, 2008 through October 31, 2009 Medicare fiscal year was $23,014. The Medicare cap amount is reduced proportionately for patients who transferred in or out of our hospice services. The Medicare cap amount is annually adjusted for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. The Medicare cap amount for the November 1, 2009 through October 31, 2010 cap year has not yet been announced by the Medicare program. We currently estimate the Medicare cap amount to be approximately $23,600 for the Medicare cap year ending October 31, 2010.
     Inpatient Care Cap. A hospice program’s inpatient care days, either general inpatient or respite inpatient care and regardless of setting, may not exceed 20% of the program’s total patient care days in the Medicare cap year. None of our hospice programs exceeded the payment limits on general inpatient care services for the years ended December 31, 2009, 2008 and 2007.
     The following table shows the amount accrued and paid for the Medicare cap contractual adjustments for the years ended December 31, 2007, 2008 and 2009, respectively:

	Accrued Medicare Cap Contractual Adjustments
	Year Ending December 31,
	2007		2008		2009
	(in thousands)
Beginning balance — accrued Medicare cap contractual adjustments	$26,679		$21,682		$23,719
Medicare cap contractual adjustments	5,039	(1)	6,852	(2)	4,565	(3)
Medicare cap contractual adjustments — discontinued operations	2,651	(4)	(27	)(4)	(79	)(4)
Payments to Medicare fiscal intermediaries	(12,687)		(12,996)		(9,407)
Balances acquired from VistaCare	—		8,208		—

Ending balance — accrued Medicare cap contractual adjustments	$21,682		$23,719		$18,798

(1)	Includes additional accrual of $0.9 million related to the 2006 Medicare cap year.

(2)	Includes additional accrual of $1.5 million related to the 2006 Medicare cap year.

(3)	Includes an accrual reversal of $1.1 million related to the 2007 Medicare cap year.

(4)	Medicare cap contractual adjustments reclassified to discontinued operations are related to all programs that were discontinued and sold during 2007, 2008 and 2009.
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
Goodwill and Indefinite-lived Intangible Assets
     Goodwill is the excess of the purchase price over the fair value of identifiable assets acquired. Indefinite-lived intangible assets are comprised of license agreements and trademarks. Under FASB ASC Topic 350, “Intangibles — Goodwill and Other,” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”), goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually or more frequently if certain indications of impairment arise. Goodwill is reviewed at the reporting unit level, which is defined as an operating segment or one level below an operating segment. We have defined our reporting units at the operating segment level.
     Goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the fair value of the reporting unit is allocated to all the assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit). The amount of the impairment would be the difference between the carrying amount of the goodwill and the implied fair value of the goodwill.
     Our 2009 annual goodwill impairment testing was performed as of November 30, 2009. In determining the fair value of our reporting units, we used multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”). We believe using multiples of EBITDA in determining the fair value of reporting units is appropriate because it correlates with what a market participant would be willing to pay for that reporting unit in today’s market. As of the date of our annual impairment testing, none of the reporting units failed step one and no reporting units were at risk of failing step one. Furthermore, the fair values of each of our reporting units represented no less than 185% of their carrying values. We evaluated whether any events had occurred or any circumstances had changed since November 30, 2009 that would indicate goodwill may have become impaired since the annual impairment testing. In this evaluation, we considered both qualitative and quantitative factors such as any adverse change in the business climate, current estimates of future profitability of reporting units, our current stock price and our market capitalization compared to our book value. Based on this evaluation, we determined that no indications of impairment had arisen since our annual goodwill impairment test. No impairment charges have been recorded as of December 31, 2009, 2008 and 2007. We cannot predict whether we will incur impairment charges in the future or whether any impairment charges recorded will negatively impact our results of operations or financial position in the future.

Income Taxes
     In preparing financial statements, we exercise significant judgment in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance. We account for income taxes using the liability method as required by ASC Topic 740, “Income Taxes” (formerly SFAS No. 109 — “Accounting for Income Taxes”). Under the liability method, deferred taxes are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance for any net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered.
     On January 1, 2007, we adopted a new accounting pronouncement issued by the FASB located under ASC Topic 740, “Income Taxes” (formerly FASB FIN No. 48 — “Accounting for Uncertainty in Income Taxes”), which clarifies the accounting for uncertainty in income taxes. This pronouncement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.
Results of Operations
     The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Net patient service revenue	100%	100%	100%
Operating expenses:
Direct hospice care	57.8	58.7	58.7
General and administrative — hospice care	19.6	20.9	21.4
General and administrative — support center	9.4	11.5	11.7
Provision for uncollectible accounts	1.7	1.8	1.3
Depreciation and amortization	1.0	1.2	1.4

	89.5	94.1	94.5

Income from continuing operations before other income (expense)	10.5	5.9	5.5
Other income (expense), net	(0.8)	(0.9)	0.5

Income from continuing operations before provision for income taxes	9.7	5.0	6.0
Provision for income taxes	(3.6)	(1.8)	(2.0)

Income from continuing operations	6.1	3.2	4.0
Loss from discontinued operations, net of income taxes	(0.1)	(0.8)	(1.0)

Net income	6.0	2.4	3.0
Less: Net income attributable to noncontrolling interests	(0.1)	(0.1)	0.0

Net income attributable to Odyssey stockholders	5.9%	2.3%	3.0%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
     The following table summarizes and compares our results of operations for the years ended December 31, 2009 and 2008 respectively:

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(In thousands, except % change)
Net patient service revenue	$686,438	$616,050	$70,388	11.4%
Operating expenses:
Direct hospice care	396,774	361,445	35,329	9.8
General and administrative — hospice care	134,335	128,718	5,617	4.4
General and administrative — support center	64,734	70,574	(5,840)	(8.3)
Provision for uncollectible accounts	11,490	10,907	583	5.3
Depreciation and amortization	6,725	7,868	(1,143)	(14.5)

	614,058	579,512	34,546	6.0

Income from continuing operations before other income (expense)	72,380	36,538	35,842	98.1
Other expense	(6,095)	(5,462)	(633)	(11.6)

Income from continuing operations before provision for income taxes	66,285	31,076	35,209	113.3
Provision for income taxes	24,583	11,141	13,442	120.7

Income from continuing operations	41,702	19,935	21,767	109.2
Loss from discontinued operations, net of income taxes	(498)	(5,252)	4,754	90.5

Net income	41,204	14,683	26,521	180.6
Less: Net income attributable to noncontrolling interests	613	257	356	138.5

Net income attributable to Odyssey stockholders	$40,591	$14,426	$26,165	181.4%

Net Patient Service Revenue
     Net patient service revenue increased $70.4 million, or 11.4%, to $686.4 million for the year ended December 31, 2009 from $616.0 million for the year ended December 31, 2008, due primarily to the incremental net patient service revenue generated from VistaCare operations of approximately $50.3 million. Net patient service revenue for the year ended December 31, 2009, includes a full twelve months of VistaCare operations as compared to the year ended December 31, 2008, which includes ten full months of VistaCare operations. In addition, the year ended December 31, 2009 includes $5.8 million in net service patient revenue related to a new hospice program that was acquired on December 31, 2008. There was also an additional $1.4 million of net patient service revenue recorded during the three months ended March 31, 2009 related to the fourth quarter of 2008. This additional $1.4 million in net patient service revenue was due to the delay in implementing the phase-out of the budget neutrality adjustment factor, as previously discussed, which was delayed until October 1, 2009. Net patient service revenue per day of care was $151.91 and $146.23 for the years ended December 31, 2009 and 2008, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services of approximately 2.1% and 3.6% on October 1, 2009 and 2008, respectively. In addition, Medicare cap expense decreased $2.3 million to $4.6 million for the year ended December 31, 2009 from $6.9 million for the year ended December 31, 2008. Medicare revenues represented 93.1% and 92.5% of our net patient service revenue for the years ended December 31, 2009 and 2008, respectively. Medicaid revenues represented 3.9% and 4.1% of our net patient service revenue for the years ended December 31, 2009 and 2008, respectively.
Direct Hospice Care Expenses
     Direct hospice care expenses increased $35.4 million, or 9.8%, to $396.8 million for the year ended December 31, 2009 from $361.4 million for the year ended December 31, 2008, due primarily to the incremental direct hospice care expenses incurred from the VistaCare operations of approximately $28.1 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The direct hospice care expenses for the year ended December 31, 2009 includes a full twelve months of VistaCare operations as compared to the year ended December

31, 2008, which includes ten full months of VistaCare operations. In addition, we incurred approximately $3.9 million in direct hospice care expenses related to a new hospice program that was acquired on December 31, 2008. Salaries, benefits and payroll tax expense for Odyssey programs increased $3.3 million, or 2.0%, to $168.6 million for the year ended December 31, 2009 from $165.3 million for the year ended December 31, 2008. As a percentage of net patient service revenue, our direct hospice care expenses were 57.8% and 58.7% for the years ended December 31, 2009 and 2008, respectively.
General and Administrative Expenses — Hospice Care
     General and administrative expenses — hospice care increased $5.6 million, or 4.4%, to $134.3 million for the year ended December 31, 2009 from $128.7 million for the year ended December 31, 2008, due primarily to the incremental general and administrative expenses incurred from the VistaCare operations. The general and administrative expenses — hospice care for the year ended December 31, 2009 includes a full twelve months of VistaCare operations as compared to the year ended December 31, 2008, which includes ten full months of VistaCare operations. In addition, we incurred approximately $1.8 million in general and administrative expense related to a new hospice program that was acquired on December 31, 2008. As a percentage of net patient service revenue, our general administrative expenses — hospice care were 19.6% and 20.9% for the years ended December 31, 2009 and 2008, respectively.
General and Administrative Expenses — Support Center
     General and administrative expenses — support center decreased $5.9 million, or 8.3%, to $64.7 million for the year ended December 31, 2009 from $70.6 million for the year ended December 31, 2008. For the year ended December 31, 2008, we incurred $7.9 million in ramp down and integration expenses related to the VistaCare acquisition compared to no ramp down and integration expenses for the year ended December 31, 2009. Excluding the ramp down and integration expenses, our general and administrative expenses increased $2.0 million of which our salaries, benefits, and payroll tax expenses increased approximately $1.9 million to $38.0 million for the year ended December 31, 2009 from $36.1 million for the year ended December 31, 2008. As a percentage of net patient service revenue, our general and administrative expenses — support center were 9.4% and 11.5% for the years ended December 31, 2009 and 2008, respectively.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts increased $0.6 million, or 5.3%, to $11.5 million for the year ended December 31, 2009 from $10.9 million for the year ended December 31, 2008. As a percentage of net patient service revenue, our provision for uncollectible accounts was 1.7% and 1.8% for the years ended December 31, 2009 and 2008, respectively.
Depreciation and Amortization Expense
     Depreciation and amortization expense decreased $1.2 million, or 14.5%, to $6.7 million for the year ended December 31, 2009 from $7.9 million for the year ended December 31, 2008. This decrease was primarily due to an adjustment of depreciation expense of $0.6 million related to capitalized computer software costs and certain assets becoming fully depreciated. As a percentage of net patient service revenue, depreciation and amortization expense was 1.0% and 1.3% for the years ended December 31, 2009 and 2008, respectively.
Other Expense
     Other expense increased $0.6 million to $6.1 million for the year ended December 31, 2009 from $5.5 million for the year ended December 31, 2008. Interest expense decreased $0.8 million to $6.6 million for the year ended December 31, 2009 from $7.4 million for the year ended December 31, 2008 primarily due to lower interest rates on our term loan and lower borrowings outstanding during 2009. Borrowings outstanding at December 31, 2009 and 2008 were $115.2 million and $123.1 million, respectively. In addition, interest income decreased $1.5 million to $0.5 million for the year ended December 31, 2009 from $2.0 million for the year ended December 31, 2008, which was primarily due to a decrease in interest earned on our money market and ARS accounts.

Provision for Income Taxes
     Our provision for income taxes increased $13.5 million, or 120.7%, to $24.6 million for the year ended December 31, 2009 from $11.1 million for the year ended December 31, 2008. We had an effective income tax rate of approximately 37.4% and 36.1% for the years ended December 31, 2009 and 2008, respectively. The increase in the effective tax rate for 2009 is related to a higher percentage of taxable earnings due to our increasing income before taxes and our lower tax-exempt interest income earned, which is due to lower interest rates.
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
     The following table summarizes and compares our results of operations for the years ended December 31, 2008 and 2007, respectively:

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(In thousands, except % change)
Net patient service revenue	$616,050	$398,232	$217,818	54.7%
Operating expenses:
Direct hospice care	361,445	233,664	127,781	54.7
General and administrative — hospice care	128,718	85,304	43,414	50.9
General and administrative — support center	70,574	46,484	24,090	51.8
Provision for uncollectible accounts	10,907	5,344	5,563	104.1
Depreciation and amortization	7,868	5,723	2,145	37.5

	579,512	376,519	202,993	53.9

Income from continuing operations before other income (expense)	36,538	21,713	14,825	68.3
Other income (expense)	(5,462)	2,301	(7,763)	(337.4)

Income from continuing operations before provision for income taxes	31,076	24,014	7,062	29.4
Provision for income taxes	11,141	8,001	3,140	39.2

Income from continuing operations	19,935	16,013	3,922	24.5
Loss from discontinued operations, net of income taxes	(5,252)	(3,888)	1,364	35.1

Net income	14,683	12,125	2,558	21.1%

Less: Net income attributable to noncontrolling interests	257	14	243	1,735.7

Net income attributable to Odyssey stockholders	$14,426	$12,111	$2,315	19.1%

Net Patient Service Revenue
     Net patient service revenue increased $217.8 million, or 54.7%, to $616.0 million from $398.2 million for the years ended December 31, 2008 and 2007, respectively, primarily due to the net patient service revenue of approximately $185.8 million generated from VistaCare operations from the date we acquired control of VistaCare which was February 28, 2008 through December 2008. Net patient service revenue per day of care was $146.23 and $142.64 for the years ended December 31, 2008 and 2007, respectively. This increase was primarily due to overall increases in Medicare payment rates for our hospice services of approximately 2.5% and 3.3% on October 1, 2008 and 2007, respectively. In addition, our same store census increased by approximately 247 patients, or 3.8%, to 6,736 patients for the year ended December 31, 2008 from 6,489 patients for the year ended December 31, 2007, which resulted in increased billable days of approximately 96,891. The increase in net patient service revenue was offset by the Medicare cap contractual adjustment of $6.9 million and $5.0 million for the years ended December 31, 2008 and 2007, respectively. Medicare revenues represented 92.5% and 92.4% of our net patient service revenue for the years ended December 31, 2008 and 2007, respectively. Medicaid revenues represented 4.1% and 4.6% of our net patient service revenue for the year ended December 31, 2008 and 2007, respectively. Our net patient service revenue for 2008 does not include any benefit from the delay in the phase out of the budget neutrality adjustment factor from October 1, 2008 to October 1, 2009 as a result of the enactment of the American Recovery and Reinvestment Act of 2009.

Direct Hospice Care Expenses
     Direct hospice care expenses increased $127.8 million, or 54.7%, to $361.4 million for the year ended December 31, 2008 from $233.7 million for the year ended December 31, 2007, primarily due to our VistaCare operations’ direct hospice care expenses of approximately $110.6 million from the date of acquisition through December 2008. Salaries, benefits and payroll tax expense for legacy Odyssey operations increased approximately $9.6 million, or 6.2%, to $165.3 million for the year ended December 31, 2008 from $155.7 million for the year ended December 31, 2007. This increase is primarily due to annual salary increases and an increase related to a change in the estimate of our workers’ compensation accrual based on an updated analysis of our workers’ compensation claims history and due to our increased headcount. As a percentage of net patient service revenue, our direct hospice care expenses were 58.7% for both of the years ended December 31, 2008 and 2007.
General and Administrative Expenses — Hospice Care
     General and administrative expenses — hospice care increased $43.4 million, or 50.9%, to $128.7 million for the year ended December 31, 2008, from $85.3 million for the year ended December 31, 2007, primarily due to VistaCare’s operations’ general and administrative expenses for hospice care of approximately $33.6 million from the date of acquisition through December 2008. Salaries, benefits and payroll tax expense for legacy Odyssey operations increased approximately $8.2 million, or 14.2%, to $66.0 million for the year ended December 31, 2008, from $57.8 million for the year ended December 31, 2007. This increase is primarily due to annual salary increases and an increase related to a change in the estimate of our workers’ compensation accrual based on an updated analysis of our workers’ compensation claims history and due to our increased headcount. As a percentage of net patient service revenue, our general administrative expenses — hospice care were 20.9% and 21.4% for the years ended December 31, 2008 and 2007, respectively.
General and Administrative Expenses — Support Center
     General and administrative — support center expenses increased $24.1 million, or 51.8%, to $70.6 million for the year ended December 31, 2008, from $46.5 million for the year ended December 31, 2007. During the year ended December 31, 2008, we incurred approximately $7.9 million in expenses related to the ramp down of VistaCare’s corporate office and integration of VistaCare’s operations. We also incurred approximately $5.1 million in expenses related to ramping up the Dallas Support Center to accommodate the acquisition. Salaries, benefits and payroll tax expense related to Odyssey’s Support Center increased $10.8 million, or 59%, to $29.1 million for the year ended December 31, 2008 from $18.3 million for the year ended December 31, 2007. As a percentage of net patient service revenue, our general and administrative expenses for support center were 11.5% and 11.7% for the years ended December 31, 2008 and 2007, respectively.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts increased $5.6 million, or 104.1%, to $10.9 million for the year ended December 31, 2008 from $5.3 million for the year ended December 31, 2007, due to an increase in the number of additional document requests (“ADRs”) from our Medicare fiscal intermediaries, which resulted in an increase in our aging, denials and additional write-offs of patient accounts and our acquisition of VistaCare, which increased our provision for uncollectible accounts in accordance with our bad debt reserve policy. As a percentage of net patient service revenue, our provision for uncollectible accounts was 1.8% and 1.3% for the years ended December 31, 2008 and 2007, respectively.
Depreciation and Amortization Expense
     Depreciation and amortization expense increased $2.2 million, or 37.5%, to $7.9 million for the year ended December 31, 2008 from $5.7 million for the year ended December 31, 2007. This increase was primarily due to depreciation expense of approximately $1.3 million related to assets acquired in our acquisition of VistaCare. As a percentage of net patient service revenue, depreciation and amortization expense was 1.2% and 1.4% for the years ended December 31, 2008 and 2007, respectively.

Other Income (Expense)
     Other expense increased $7.8 million to $5.5 million for the year ended December 31, 2008 from $2.3 million in other income for the year ended December 31, 2007. Interest expense increased $7.2 million for the year ended December 31, 2008 as a result of borrowings related to our acquisition of VistaCare.
Provision for Income Taxes
     Our provision for income taxes increased $3.1 million, or 39.2%, to $11.1 million for the year ended December 31, 2008 from $8.0 million for the year ended December 31, 2007. We had an effective income tax rate of approximately 36.1% and 33.3% for the years ended December 31, 2008 and 2007, respectively. The 2007 effective income tax rate is lower primarily due to the 2007 federal tax credit related to Hurricane Katrina and higher tax exempt interest income for 2007.
Liquidity and Capital Resources
     As of December 31, 2009, we had cash and cash equivalents of $128.6 million and working capital of $100.2 million. At such date, we also had $12.4 million in long term investments or ARS which we plan to liquidate in an orderly manner. Our principal liquidity requirements are for debt service, Medicare cap contractual adjustments, working capital, new hospice program and inpatient development, hospice acquisitions, and other capital expenditures. We finance these requirements primarily with existing funds, cash flows from operating activities, borrowings under our revolving line of credit, operating leases, and normal trade credit terms.
     Cash provided by operating activities and discontinued operations was $81.7 million, $21.0 million and $12.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, and represented net income generated, non-cash charges related to depreciation, amortization, share-based compensation and taxes, and increases and decreases in working capital. We paid $9.4 million, $13.0 million and $15.4 million for the years ended December 31, 2009, 2008 and 2007, respectively, for Medicare cap contractual adjustments. Our days outstanding in accounts receivable was 50 days, 60 days and 55 days as of December 31, 2009, 2008 and 2007, respectively. The increase in days outstanding from 2007 to 2008 is due primarily to an increase in accounts receivable at the VistaCare sites that were converted to our billing system and an increase in accounts receivable as a result of delay in collections due to additional document requests received from our Medicare fiscal intermediaries. The decrease in days outstanding from 2008 to 2009 is primarily due to the Company’s strong cash collections on VistaCare accounts receivable balances during the year.
     Investing activities, consisting primarily of cash paid for acquisitions, purchases of property and equipment and to purchase or sell investments, used cash of $4.1 million and $97.2 million for the years ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, the use of cash was due primarily to our purchases of hospice programs in Flint, Michigan and Westchester, Illinois and purchases of property and equipment offset by sales of long-term investments. During the year ended December 31, 2008, the use of cash was due primarily to our purchase of VistaCare offset by the sales of long-term investments. See note “3. Acquisitions” to our consolidated financial statements included elsewhere in this annual report on Form 10-K. During the year ended December 31, 2007, we generated cash of $4.4 million which was primarily due to the sale of short-term investments offset by purchases of property and equipment.
     Net cash used in financing activities was $5.0 million for the year ended December 31, 2009 compared to net cash provided by financing activities of $119.8 million for the same period in 2008. During the year ended December 31, 2009, the use of cash was primarily due to payments on our credit facility. The cash generated from financing activities for the year ended December 31, 2008 represented proceeds of $130 million from borrowings under our credit facility partially offset by payments on our credit facility of $6.9 million and payments of debt issue costs of $4.4 million in connection with the acquisition of VistaCare. Net cash used in financing activities was $12.4 million during the year ended December 31, 2007, primarily due to the purchase of treasury stock.
     In connection with our acquisition of VistaCare, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) on February 28, 2008 with General Electric Capital Corporation and certain other lenders that provides us with a $130.0 million term loan (the “Term Loan”) and a $30.0 million revolving line of credit. The Term Loan was used to pay a portion of the purchase price and costs incurred with respect to the acquisition of VistaCare and to pay certain fees and expenses incurred in connection with the Credit Agreement. The revolving line of credit may be used to fund future acquisitions, working capital, capital expenditures and for general corporate purposes. The borrowing capacity under the credit agreement is reduced by any outstanding letters of credit and payments under the term loan. At December 31, 2009, outstanding letters of credit totaled $8.8 million and are used as collateral for our insurance policies. As of December 31, 2009, the borrowing capacity under the credit agreement was $21.2 million, of which no amounts were drawn.
     Borrowings under the Term Loan and revolving line of credit bear interest at an applicable margin above an Index Rate (based on the higher of the prime rate or 50 basis points over the federal funds rate) or above LIBOR. At December 31, 2009, both the applicable term loan margin and the applicable revolver margin for LIBOR loans were 2.50% and for Index Rate loans were 1.50%. At December 31, 2008, both the applicable term loan margin and the applicable revolver margin for LIBOR loans were 3.0% and for Index Rate loans were 2.0%. These margins are based on our leverage ratio and can vary from 2.50% to 3.25% for LIBOR loans and 1.50% to 2.25% for Index Rate loans.
     In April 2008, we entered into two interest rate swap agreements described below that effectively convert a notional amount of $60.0 million of floating rate borrowings to fixed rate borrowings.
     Borrowings outstanding at December 31, 2009 were $115.2 million and carried a weighted-average interest rate of 4.3%, including the effect of the interest rate swaps. At December 31, 2009, $53.6 million of the Term Loan carried interest at LIBOR plus 2.50% (2.73%) while $40.0 million of the Term Loan carried interest at a fixed rate of 5.45% and $20.0 million of the Term Loan carried interest at a fixed rate of 5.92% as a result of interest rate swap agreements. The remaining $1.6 million of the Term Loan carried interest at the Index Rate plus 1.50% (4.75%).
     Borrowings outstanding at December 31, 2008 were $123.1 million and carried a weighted-average interest rate of 5.7%, including the effect of the interest rate swaps. At December 31, 2008, $61.7 million of the Term Loan carried interest at LIBOR plus 3.00% (ranging from 5.15% to 5.34%) while $40.0 million of the Term Loan carried interest at a fixed rate of 5.95% and $20.0 million of the Term Loan carried interest at a fixed rate of 6.42% as a result of interest rate swap agreements. The remaining $1.4 million of the Term Loan carried interest at the Index Rate plus 2.00% (5.25%).
     The final installment of the Term Loan will be due on February 28, 2014 and the revolving line of credit will expire on February 28, 2013. The revolving line of credit has an unused facility fee of 0.25% per annum. In connection with the acquisition of VistaCare, all of the subsidiaries of VistaCare (together with us, and certain of our subsidiaries, including VistaCare, the “Odyssey Obligors”) have become guarantors of the obligations under the Credit Agreement and have granted security interests in substantially all of their existing and after-acquired personal property. The Term Loan and the revolving line of credit are secured by substantially all of the Odyssey Obligors’ existing and after-acquired personal property, including the stock of certain subsidiaries owned by the Odyssey Obligors but not party to the Credit Agreement. The Odyssey Obligors are subject to affirmative and negative covenants under the Credit Agreement, including financial covenants consisting of a maximum leverage ratio and a minimum fixed charge coverage ratio. At both December 31, 2009 and 2008, we were in compliance with our financial covenants. We are subject to mandatory prepayments based on cash proceeds received from the sale of partnership interests and property. During the third quarter of 2009, we paid $1.5 million related to mandatory prepayments of principal, which were based on cash proceeds received from the sale of the Oklahoma City program. We paid approximately $2.1 million related to mandatory prepayments of principal during the year ended December 31, 2008. In addition, we are subject to an annual excess cash flow requirement, which may result in us having to make additional principal payments on its Term Loan. For the year ended December 31, 2009, we were obligated to make an excess cash flow payment of $29.3 million, which will be paid during the second quarter of 2010. No such payment was required to be made for the year ended December 31, 2008. In the future, we may be required to make additional principal payments related to the excess cash flow requirement.
     In connection with the execution of the Second Amended and Restated Credit Agreement, we incurred approximately $4.4 million of loan costs during 2008 which are being amortized using the effective interest method over the life of the Credit Agreement. Deferred loan costs totaled $3.0 million and $3.8 million (net of accumulated amortization) at December 31, 2009 and 2008, respectively.

     On November 7, 2008, our subsidiaries Odyssey HealthCare Operating A, LP, a Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, and VistaCare, Inc., a Delaware corporation, entered into an Amendment No. 1 to Second Amended and Restated Credit Agreement with General Electric Capital Corporation and the other lenders signatory thereto. This amendment permits our existing investments in ARS, which otherwise would have been required to be liquidated on or prior to November 24, 2008, to be retained indefinitely.
     In April 2008, we entered into an interest rate swap agreement, which effectively converts a notional amount of $40.0 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in April 2011. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the $40.0 million notional amount based on three-month LIBOR and pay to the counterparty a fixed rate of 2.95%. We entered into a second interest rate swap agreement in April 2008, which effectively converts a notional amount of $20.0 million of floating rate borrowings to fixed rate borrowings. The term of the second interest rate swap also expires in April 2011. Under the terms of this second interest rate swap agreement, we receive from the counterparty interest on the $20.0 million notional amount based on three-month LIBOR and pay to the counterparty a fixed rate of 3.42%. We account for the interest rate swaps as a cash flow hedge. These swaps effectively converted $60.0 million of our variable-rate borrowings to fixed-rate borrowings beginning in April 2008 and through April 2011. We believe the interest rate swaps will be highly effective in achieving our goal of minimizing the volatility of cash flows associated with changes in interest rates on its variable debt.
     FASB ASC Topic 815, “Derivatives and Hedging” (formerly SFAS No. 133 — “Accounting for Derivative Instruments and Hedging Activities”), requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with ASC Topic 815, we have designated this derivative instrument as a cash flow hedge. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income or loss (“OCI”) to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense.
     We are exposed to credit losses in the event of nonperformance by the counterparties to the two interest rate swap agreements. Management believes that the counterparties are creditworthy and anticipates that the counterparties and us will satisfy all obligations under the contracts. Hedge effectiveness testing for the year ended December 31, 2009 indicates that the swaps are highly effective hedges and as such, there is no amount related to hedging ineffectiveness to expense. As of December 31, 2009, we do not expect any amounts to be reclassified within the next twelve months to earnings from accumulated other comprehensive loss related to these cash flow hedges.
     As of December 31, 2009 and 2008, we had long-term investments totaling $12.4 million and $16.7 million, respectively, consisting of tax exempt auction rate securities (“ARS”). The ARS held by us are private placement securities for which the interest rates are reset every 35 days. The reset dates have historically provided a liquid market for these securities as investors historically could readily sell their investments. These types of securities generally have not experienced payment defaults and are backed by student loans, which carry guarantees as provided for under the Federal Family Education Loan Program of the U.S. Department of Education. All of the securities were AAA/Aaa rated at December 31, 2009. To date we have collected all interest payments on all of our ARS when due and expect to continue to do so in the future. We intended to liquidate all of our ARS prior to the end of 2009. However, due to the problems experienced in global credit and capital markets generally and the ARS market in particular, our ability to liquidate our ARS this year has been impaired. We successfully liquidated $4.1 million of ARS in October 2009, $8.0 million in July 2008, $8.0 million of ARS in June 2008, and $8.4 million of ARS in January 2008, all at par. The remaining principal of $13.0 million associated with ARS will not be accessible until successful ARS auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to maturity, or final payments come due according to contractual maturities from 25 to 28 years. We expect that we will receive the principal associated with these ARS through one of these means. We have classified these ARS as long-term investments.
     We prepared a discounted cash flow analysis for our ARS using an estimated maturity of one year, which is when we estimate we will be able to liquidate these securities at par. We used a discount rate to reflect the current reduced liquidity of these securities. The discount rate was calculated by taking the existing interest rate being earned on the ARS as of December 31, 2009 and including a liquidity risk premium rate, which was calculated based on treasury yields applicable to the ARS maturity dates as of December 31, 2009. During the years ended December 31, 2009 and 2008, we reduced the fair value of the ARS by $0.1 million and $0.4 million (before taxes) based on this analysis. Changes in the fair value of the ARS are recognized, net of tax in accumulated other comprehensive income (loss).
     If the uncertainties in the credit and capital markets continue or these markets deteriorate further, these securities may not provide liquidity to us when needed or maintain the fair values estimated by us. If we had to liquidate any ARS at this time, we could incur significant losses. We currently believe that we have sufficient liquidity for our current needs without selling any ARS and do not currently intend to attempt to liquidate these securities until market conditions improve and it is not more likely than not that we will be required to liquidate any ARS before recovery of our entire cost basis. If our currently available resources are not sufficient for our needs and we are not able to liquidate any ARS on acceptable terms on a timely basis, it could have a significant adverse impact on the our cash flows, financial condition and results of operations.
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
Contractual Obligations
     We have various contractual obligations as of December 31, 2009 that could impact our liquidity as summarized below:

	Payments Due by Period
		Less Than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Long-Term Debt	$115,202	$38,675	$20,291	$56,236	$—
Operating Leases	64,420	17,931	26,114	15,865	4,510

Total Contractual Obligations	$179,622	$56,606	$46,405	$72,101	$4,510

Off-Balance Sheet Arrangements
     As of December 31, 2009, we do not have any off-balance sheet arrangements.
Interest Rate and Foreign Exchange Risk
     Interest Rate Risk. Changes in interest rates would affect the fair value of our fixed rate debt instruments, but would not have an impact on our earnings or cash flow. At December 31, 2009, we had $115.2 million of debt instruments of which $60.0 million were fixed rate debt instruments. A fluctuation of 100 basis points in interest rates on our variable rate debt instruments, which are tied to the LIBOR, would affect our earnings and cash flows by $0.6 million (pre-tax) per year, but would not affect the fair value of the variable rate debt.
     Foreign Exchange. We operate our business within the United States and execute all transactions in U.S. dollars.

Recent Accounting Pronouncements
     In September 2006, the FASB issued a new accounting pronouncement regarding fair value (formerly SFAS No. 157 — “Fair Value Measurements”). This pronouncement, located under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This pronouncement does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. We adopted this pronouncement effective beginning on January 1, 2008 for financial assets and financial liabilities which did not have a material impact on our financial statements. In February 2008, the FASB delayed by one year the effective date of this pronouncement for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted this pronouncement effective beginning on January 1, 2009 for nonfinancial assets and nonfinancial liabilities, which did not have any impact on our financial statements.
     In December 2007, the FASB issued a new accounting pronouncement regarding business combinations (formerly SFAS No. 141 (revised 2007) — “Business Combinations”). This pronouncement, located under FASB ASC Topic 805, “Business Combinations,” was issued to improve the relevance, representational faithfulness, and comparability of information in financial statements about a business combination and its effects. This pronouncement retains the purchase method of accounting for business combinations, but requires a number of changes including contingent consideration, such as earn-outs, will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; acquisition-related transaction and restructuring costs will be expensed as incurred; previously-issued financial information will be revised for subsequent adjustments made to finalize the purchase price accounting; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings, except in certain situations. ASC Topic 805 also requires an acquirer to recognize at fair value, an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value can be determined on the date of acquisition. We adopted this pronouncement on a prospective basis effective beginning on January 1, 2009. For business combinations completed on or subsequent to the adoption date, the application of this pronouncement may have a significant impact on our financial statements, the magnitude of which will depend on the specific terms and conditions of the transactions. We did not have any material business combinations during 2009.
     In December 2007, the FASB issued a new accounting pronouncement regarding noncontrolling interests and the deconsolidation of a subsidiary (formerly SFAS No. 160 — “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”). This pronouncement, located under FASB ASC Topic 810, “Consolidation,” was issued to improve the relevance, comparability, and transparency of financial information provided in financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted this pronouncement effective beginning on January 1, 2009. As a result of this adoption, we present noncontrolling interests (previously shown as minority interests in consolidated subsidiaries) as a component of equity on the consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction in net income on the consolidated statements of income, but is instead shown below net income under the heading “net income attributable to non controlling interests.” Total provision for income taxes remains unchanged; however, our effective tax rate as calculated from the balances shown on the consolidated statements of income have changed as net income attributable to noncontrolling interests is no longer included as a deduction in the determination of income from continuing operations. The adoption of this pronouncement did not have a material impact on our financial statements other than the presentation requirements previously mentioned.
     In March 2008, the FASB issued a new accounting pronouncement regarding derivative and hedging activities (formerly SFAS No. 161 — “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”). This pronouncement, located under FASB ASC Topic 815, “Derivatives and Hedging,” was issued to improve transparency of financial information provided in financial statements by requiring expanded disclosures about an entity’s derivative and hedging activities. This pronouncement requires entities to provide expanded disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted this pronouncement effective beginning on January 1, 2009. The adoption of this pronouncement did not have any impact on our financial statements as it contains only disclosure requirements.
     In April 2009, the FASB issued a new accounting pronouncement regarding interim disclosures about fair value of financial instruments (formerly FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 — “Interim Disclosures about Fair Value of Financial Instruments”). This pronouncement, located under FASB ASC Topic 825, “Financial Instruments,” increases the frequency of fair value disclosures by requiring both interim and annual disclosures. We adopted this pronouncement on a prospective basis effective beginning on April 1, 2009. The adoption of this pronouncement did not have any impact on our financial statements as it contains only disclosure requirements.
     In April 2009, the FASB issued a new accounting pronouncement regarding fair value (formerly Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). This pronouncement, located under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also includes guidance on identifying circumstances that indicate a transaction is not orderly. We adopted this pronouncement on a prospective basis effective beginning on April 1, 2009. The adoption of this pronouncement did not have any impact on our financial statements.
     In April 2009, the FASB issued a new accounting pronouncement regarding other-than-temporary impairments (formerly FASB Staff Position No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). This pronouncement, located under FASB ASC Topic 320, “Investments — Debt and Equity Securities,” amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This pronouncement does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this pronouncement requires comparative disclosures only for periods ending after initial adoption. We adopted this pronouncement during the second quarter of 2009 and it did not have any impact on our financial statements.
     In May 2009, the FASB issued a new accounting pronouncement regarding subsequent events (formerly SFAS No. 165 — “Subsequent Events”). This pronouncement, located under FASB ASC Topic 855, “Subsequent Events,” was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. We adopted this pronouncement on a prospective basis effective beginning on April 1, 2009. The adoption of this pronouncement did not have any impact on our financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement for public companies to disclose the date through which an entity has evaluated subsequent events.
     In June 2009, the FASB issued a new accounting pronouncement regarding authoritative GAAP (formerly SFAS No. 168 — “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). This pronouncement, located under FASB ASC Topic 105, “Generally Accepted Accounting Principles,” establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB for nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. We adopted this pronouncement effective beginning on July 1, 2009. The adoption of this pronouncement did not have any impact on our financial statements other than the manner in which new accounting guidance is referenced.
     In June 2009, the FASB issued a new accounting pronouncement regarding variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). This pronouncement, located under FASB ASC

Topic 810, “Consolidation,” was issued to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASC Topic 810 requires an enterprise to perform an ongoing analysis to determine whether the enterprise has a controlling financial interest in a variable interest entity. This pronouncement will be effective for us beginning on January 1, 2010. We do not expect the adoption of this pronouncement to have a significant impact on our future financial position, results of operations, earnings per share, and cash flows.
Payment, Legislative and Regulatory Changes
     We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could materially adversely affect our net patient service revenue and profitability. For the year ended December 31, 2009, Medicare and Medicaid services constituted 93.1% and 3.9% of our net patient service revenue, respectively.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Changes in interest rates would affect the fair value of our fixed rate debt instruments, but would not have an impact on our earnings or cash flow. We currently have $115.2 million of debt instruments of which $60.0 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest rates on our variable rate debt instruments, which are tied to the LIBOR, would affect our earnings and cash flows by $0.6 million (pre-tax) per year, but would not affect the fair value of the variable rate debt.
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
     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009 at the reasonable assurance level.
     There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.
     The effectiveness of internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, the independent registered public accounting firm who has audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on the effectiveness of the Company’s internal control over financial reporting appears on page 65 hereof.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Odyssey HealthCare, Inc.
We have audited Odyssey HealthCare, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Odyssey HealthCare, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Odyssey HealthCare, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Odyssey HealthCare, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 10, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 10, 2010

Item 9A(T). Controls and Procedures
     Not applicable.

Item 9B. Other Information
     None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
     The information set forth under the headings “Proposal One — Election of Class III Directors,” “Directors,” “Corporate Governance — Standing Committees of our Board,” “Corporate Governance — Director Nomination Process,” “Corporate Governance — Code of Ethics,” “Corporate Governance — Our Board,” “Executive Officers” and “Stock Ownership Matters — Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11. Executive Compensation
     The information set forth under the headings “Corporate Governance — Standing Committees of our Board — Compensation Committee,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information set forth under the heading “Stock Ownership Matters — Security Ownership of Principal Stockholders and Management” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2010 Annual Meeting of Stockholders is incorporated herein by reference.
     Equity-Based Compensation Plans. The following table provides information, as of December 31, 2009, about our common stock that may be issued upon the exercise of options or vesting of restricted stock awards under the Odyssey HealthCare, Inc. Stock Option Plan and the 2001 Equity-Based Compensation Plan:
EQUITY COMPENSATION PLAN INFORMATION

(c)
	(a)			Number of Securities
	Number of Securities			Remaining Available
	to be Issued		(b)	for Future Issuance
	Upon Exercise of		Weighted-Average	Under Equity Compensation
	Outstanding Options,		Exercise Price of	Plans (Excluding
	Warrants, Awards		Outstanding Options,	Securities
Plan Category	and Rights		Warrants, and Rights	Reflected in Column(a))
(In thousands, except weighted average exercise price)
Equity Compensation Plans Approved by Stockholders	2,826	(1)	$16.01	1,473
Equity Compensation Plans Not Approved by Stockholders	—		—	—

Total	2,826		$16.01	1,473

(1)	Includes 1,433,726 options outstanding and 1,392,202 unvested restricted stock awards and units at December 31, 2009. Restricted stock awards and units are not included in the calculation of the weighted-average exercise price since there is no exercise price associated with the award.

Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information set forth under the headings “Transactions With Related Persons” and “Corporate Governance — Our Board — Board Size; Director Independence” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
     The information set forth under the heading “Audit Committee Matters — Fees Paid to Independent Auditors” contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with our 2010 Annual Meeting of Stockholders is incorporated herein by reference.
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
     (3) The following documents are filed or incorporated by reference as exhibits to this Annual Report on Form 10-K:

Exhibit
Number	Description
2.1 —	Agreement and Plan of Merger, dated January 15, 2008, among Odyssey HealthCare Holding Company, OHC Investment, Inc. and VistaCare, Inc. (incorporated by reference to Exhibit 2.1 to Odyssey HealthCare, Inc’s (the “Company”) Current Report on Form 8-K as filed with the Securities and Exchange Commission (the “Commission”) on January 15, 2008)(1)
2.2 —	Form of Stockholder Agreement, dated January 15, 2008, among Odyssey HealthCare Holding Company, OHC Investment, Inc. and each of the following directors and executive officers of VistaCare, Inc.: Richard R. Slager, John Crisci, Stephen Lewis, Roseanne Berry, Henry Hirvela, James T. Robinson, James C. Crews, Jon M. Donnell, Jack A. Henry, Geneva B. Johnson, Pete A. Klisares and Brian S. Tyler (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K as filed with the Commission on January 15, 2008)
3.1 —	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)
3.2 —	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
3.3 —	First Amendment to the Second Amended and Restated Bylaws of Odyssey HealthCare, Inc., effective as of December 20, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 21, 2007)
3.4 —	Second Amendment to the Second Amended and Restated Bylaws of Odyssey HealthCare, Inc., effective as of May 20, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current

Exhibit
Number	Description
Report on Form 8-K as filed with the Commission on May 20, 2008)
4.1 —	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on August 2, 2001)
4.2 —	Rights Agreement (the “Rights Agreement”) dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the Commission on December 8, 2001)
4.3 —	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))
10.1.1 —	Second Amended and Restated Credit Agreement, dated February 28, 2008, by and among General Electric Capital Corporation, a Delaware corporation, individually as Lender and as Agent for the Lenders, the other Lenders signatory thereto, Odyssey HealthCare Operating A, LP, a Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, OHC Investment Inc., a Delaware corporation, and the other Credit Parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 4, 2008)
10.1.2 —	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated November 7, 2008, by and among General Electric Capital Corporation, a Delaware corporation, individually as Lender and as Agent for the Lenders, the other Lenders signatory thereto, Odyssey HealthCare Operating A, LP, a Delaware limited partnership, Odyssey HealthCare Operating B, LP, a Delaware limited partnership, Hospice of the Palm Coast, Inc., a Florida not for profit corporation, and VistaCare, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 10, 2008)
10.2† —	Amended and Restated Employment Agreement, by and between Odyssey HealthCare, Inc. and Robert A. Lefton, effective as of October 11, 2005 (unless otherwise specified therein) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 24, 2008)
10.3† —	Amended and Restated Employment Agreement, by and between Odyssey HealthCare, Inc. and Brenda A. Belger, effective as of August 1, 2005 (unless otherwise specified therein) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the Commission on December 24, 2008)
10.4† —	Amended and Restated Employment Agreement, by and between Odyssey HealthCare, Inc. and W. Bradley Bickham, effective as of August 1, 2005 (unless otherwise specified therein) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the Commission on December 24, 2008)

Exhibit
Number	Description
10.5† —	Amended and Restated Employment Agreement, by and between Odyssey HealthCare, Inc. and R. Dirk Allison, effective as of October 30, 2006 (unless otherwise specified therein) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 24, 2008)
10.6.1† —	Amended and Restated Employment Agreement, by and between Odyssey HealthCare, Inc. and Craig P. Goguen, effective as of August 20, 2007 (unless otherwise specified therein) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the Commission on December 24, 2008)
10.7† —	Employment Agreement, by and between Odyssey HealthCare, Inc. and Frank Anastasio, dated March 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 21, 2008)
10.8† —	Agreement by and among Odyssey HealthCare, Inc. and Richard R. Burnham, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 5, 2007)
10.9.1† —	Odyssey HealthCare, Inc. Stock Option Plan (the “Stock Option Plan”) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)
10.9.2† —	First Amendment to the Stock Option Plan, dated January 31, 2001 (incorporated by reference to Exhibit 10.5.2 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)
10.10.1† —	2001 Equity-Based Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)
10.10.2† —	First Amendment to the 2001 Equity-Based Compensation Plan, dated May 5, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission On May 5, 2005)
10.10.3† —	Second Amendment to the 2001 Equity-Based Compensation Plan, dated May 5, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 8, 2005)
10.10.4† —	Form of Restricted Stock Award Agreement pursuant to the 2001 Equity — Based Compensation Plan Management Stock Option Agreement*
10.10.5† —	Odyssey HealthCare, Inc. Equity-Based Compensation Plan Management Stock Option Agreement, dated October 11, 2005, by and between Odyssey HealthCare, Inc. and Robert A. Lefton (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on October 12, 2005)
10.10.6† —	Form of Restricted Stock Unit Award Agreement under the Odyssey HealthCare Inc. 2001 Equity Based Compensation Plan — Time Based RSU Award (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 26, 2007)
10.10.7† —	Form Restricted Stock Unit Award Agreement under the Odyssey HealthCare Inc. 2001 Equity Based Compensation Plan — Additional Incentive Based RSU Award (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 26, 2007)
10.10.8 —	Form of Restricted Stock Award Agreement under the Odyssey HealthCare, Inc. 2001 Equity-Based Compensation Plan — Non-Employee Director Award (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 9, 2007)
10.11.1 —	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on September 13, 2001)
10.11.2 —	First Amendment to Employee Stock Purchase Plan, dated March 6, 2002*
10.12† —	Form of Indemnification Agreement between Odyssey HealthCare, Inc. and its directors and officers (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the Commission on December 8, 2000)

Exhibit
Number	Description
10.13 —	Settlement Agreement, dated July 6, 2006, among the United States of America acting through the entities named therein, JoAnn Russell and Odyssey HealthCare, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on July 12, 2006)
10.14 —	Corporate Integrity Agreement, dated July 6, 2006, between the Office of Inspector General of the Department of Health and Human Services and Odyssey HealthCare, Inc. (incorporated by Reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on July 12, 2006)
21 —	Subsidiaries of Odyssey HealthCare, Inc.*
23.1 —	Consent of Ernst & Young LLP*
31.1 —	Certification required by Rule 13a-14(a), dated March 10, 2010, by Robert A. Lefton, Chief Executive Officer*
31.2 —	Certification required by Rule 13a-14(a), dated March 10, 2010, by R. Dirk Allison, Chief Financial Officer*
32 —	Certification required by Rule 13a-14(b), dated March 10, 2010, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer**

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

(1)	The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the SEC upon request.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY HEALTHCARE, INC.
By:	/s/ ROBERT A. LEFTON
Robert A. Lefton
President and Chief Executive Officer

Date: March 10, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT A. LEFTON Robert A. Lefton	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 10, 2010

/s/ R. DIRK ALLISON R. Dirk Allison	Senior Vice President, Chief Financial Officer, Assistant Secretary and Treasurer (Principal Financial and Accounting Officer)	March 10, 2010

/s/ RICHARD R. BURNHAM Richard R. Burnham	Chairman of the Board	March 10, 2010

/s/ JAMES E. BUNCHER James E. Buncher	Director	March 10, 2010

/s/ JOHN K. CARLYLE John K. Carlyle	Director	March 10, 2010

/s/ DAVID W. CROSS David W. Cross	Director	March 10, 2010

/s/ PAUL J. FELDSTEIN Paul J. Feldstein	Director	March 10, 2010

/s/ ROBERT A. ORTENZIO Robert A. Ortenzio	Director	March 10, 2010

/s/ SHAWN S. SCHABEL Shawn S. Schabel	Director	March 10, 2010

/s/ DAVID L. STEFFY David L. Steffy	Director	March 10, 2010

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Odyssey HealthCare, Inc.
We have audited the accompanying consolidated balance sheets of Odyssey HealthCare, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odyssey HealthCare, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company adopted revisions to U.S. generally accepted accounting principles and changed its method of accounting and financial statement presentation of noncontrolling interests in equity of consolidated subsidiaries, effective January 1, 2009.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Odyssey HealthCare, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, Texas
March 10, 2010

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except
	share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$128,632	$56,043
Accounts receivable from patient services, net of allowance for uncollectible accounts of $12,462 and $9,789 at December 31, 2009 and 2008, respectively	110,593	127,922
Income taxes receivable	352	66
Deferred tax assets	10,235	13,319
Prepaid expenses and other current assets	6,017	7,906
Assets of discontinued operations	—	2,067

Total current assets	255,829	207,323
Property and equipment, net of accumulated depreciation	20,700	22,816
Deferred loan costs, net	3,033	3,761
Long-term investments	12,425	16,659
Intangibles, net of accumulated amortization	19,251	19,644
Goodwill	191,766	189,521
Other assets	—	1,227

Total assets	$503,004	$460,951

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,016	$4,906
Accrued compensation	31,729	27,493
Accrued nursing home costs	18,144	16,478
Accrued Medicare cap contractual adjustments	18,798	23,719
Other accrued expenses	44,187	45,904
Current maturities of long-term debt	38,675	6,394

Total current liabilities	155,549	124,894
Long-term debt, less current maturities	76,527	116,681
Deferred tax liabilities	15,171	13,610
Other liabilities	4,597	3,233
Commitments and contingencies	—	—
Equity:
Odyssey stockholders’ equity:
Common stock, $.001 par value: 75,000,000 shares authorized — 38,549,833 and 38,137,834 shares issued at December 31, 2009 and 2008, respectively	39	38
Additional paid-in capital	125,716	117,732
Retained earnings	194,431	153,840
Accumulated other comprehensive loss, net of income taxes	(1,481)	(1,585)
Treasury stock, at cost, 5,347,072 shares held at December 31, 2009 and 2008, respectively	(69,954)	(69,954)

Total Odyssey stockholders’ equity	248,751	200,071
Noncontrolling interests	2,409	2,462

Total equity	251,160	202,533

Total liabilities and equity	$503,004	$460,951

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Net patient service revenue	$686,438	$616,050	$398,232
Operating expenses:
Direct hospice care	396,774	361,445	233,664
General and administrative — hospice care	134,335	128,718	85,304
General and administrative — support center	64,734	70,574	46,484
Provision for uncollectible accounts	11,490	10,907	5,344
Depreciation	6,333	7,437	5,480
Amortization	392	431	243

	614,058	579,512	376,519

Income from continuing operations before other income (expense)	72,380	36,538	21,713
Other income (expense):
Interest income	479	1,968	2,509
Interest expense	(6,574)	(7,430)	(208)

	(6,095)	(5,462)	2,301

Income from continuing operations before provision for income taxes	66,285	31,076	24,014
Provision for income taxes	24,583	11,141	8,001

Income from continuing operations	41,702	19,935	16,013
Loss from discontinued operations, net of income taxes	(498)	(5,252)	(3,888)

Net income	41,204	14,683	12,125
Less: Net income attributable to noncontrolling interests	613	257	14

Net income attributable to Odyssey stockholders	$40,591	$14,426	$12,111

Income (loss) per common share:
Basic:
Continuing operations attributable to Odyssey stockholders	$1.25	$0.60	$0.48
Discontinued operations attributable to Odyssey stockholders	(0.02)	(0.16)	(0.12)

Net income attributable to Odyssey stockholders	$1.23	$0.44	$0.36

Diluted:
Continuing operations attributable to Odyssey stockholders	$1.24	$0.59	$0.48
Discontinued operations attributable to Odyssey stockholders	(0.02)	(0.16)	(0.12)

Net income attributable to Odyssey stockholders	$1.22	$0.43	$0.36

Weighted average shares outstanding:
Basic	32,935	32,674	33,029
Diluted	33,225	33,188	33,188

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Accumulated Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Interests	Equity
	(Amounts in thousands)
Balance at January 1, 2007	37,870	$38	$108,682	$126,921	$—	$(56,045)	$—	$179,596
Share-based compensation	9	—	3,829	—	—	—	—	3,829
Income tax benefit on share-based compensation	—	—	119	—	—	—	—	119
Exercise of stock options	161	—	472	—	—	—	—	472
Issuance of shares under Employee Stock Purchase Plan	23	—	237	—	—	—	—	237
Purchase of treasury stock, at cost	—	—	—	—	—	(13,909)	—	(13,909)
Cumulative effect of change in accounting for uncertainties in income taxes	—	—	—	382	—	—	—	382
Transactions between Odyssey and noncontrolling interests	—	—	—	—	—	—	881	881
Net income	—	—	—	12,111	—	—	14	12,125

Balance at December 31, 2007	38,063	38	113,339	139,414	—	(69,954)	895	183,732
Comprehensive income:
Net income	—	—	—	14,426	—	—	257	14,683
Unrealized loss on interest rate swaps, net of income taxes	—	—	—	—	(1,303)	—	—	(1,303)
Unrealized loss on auction rate securities, net of income taxes	—	—	—	—	(282)	—	—	(282)

Total comprehensive income, net of income taxes								13,098

Transactions between Odyssey and noncontrolling interests	—	—	—	—	—	—	1,310	1,310
Share-based compensation	80	—	4,347	—	—	—	—	4,347
Income tax benefit on share-based compensation	—	—	150	—	—	—	—	150
Shares redeemed for employee tax withholdings	(35)	—	(336)	—	—	—	—	(336)
Exercise of stock options	11	—	50	—	—	—	—	50
Issuance of shares under Employee Stock Purchase Plan	19	—	182	—	—	—	—	182

Balance at December 31, 2008	38,138	38	117,732	153,840	(1,585)	(69,954)	2,462	202,533
Comprehensive income:
Net income	—	—	—	40,591	—	—	613	41,204
Unrealized gain on interest rate swaps, net of income taxes	—	—	—	—	185	—	—	185
Unrealized loss on auction rate securities, net of income taxes	—	—	—	—	(81)	—	—	(81)

Total comprehensive income, net of income taxes								41,308

Transactions between Odyssey and noncontrolling interests	—	—	—	—	—	—	(666)	(666)
Share-based compensation	138	—	5,083	—	—	—	—	5,083
Income tax benefit on share-based compensation	—	—	1,345	—	—	—	—	1,345
Shares redeemed for employee tax withholdings	—	—	(658)	—	—	—	—	(658)
Exercise of stock options	274	1	2,214	—	—	—	—	2,215

Balance at December 31, 2009	38,550	$39	$125,716	$194,431	$(1,481)	$(69,954)	$2,409	$251,160

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Operating Activities:
Net income attributable to Odyssey stockholders	$40,591	$14,426	$12,111
Adjustments to reconcile net income to net cash provided by operating activities and discontinued operations:
Loss from discontinued operations, net of taxes	498	5,252	3,888
Net income attributable to noncontrolling interests	613	257	14
Loss on disposal of property and equipment	410	150	211
Depreciation and amortization	6,725	7,868	5,723
Amortization of deferred loan costs	728	892	113
Share-based compensation expense	5,083	4,347	3,829
Deferred income taxes	4,588	(2,233)	(1,408)
Provision for uncollectible accounts	11,490	10,907	5,344
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable from patient services	7,240	(21,980)	(18,770)
Prepaid expenses and other current assets	2,919	3,108	458
Accounts payable, accrued nursing home costs, accrued Medicare cap contractual adjustments and other accrued expenses	765	(1,945)	1,301

Net cash provided by operating activities	81,650	21,049	12,814
Investing Activities:
Cash paid for acquisitions, net of cash acquired	(3,035)	(126,796)	724
Cash received from the sale of hospice programs and property	1,490	1,344	698
Purchases of short-term and long-term investments	—	(9,000)	(49,053)
Sales of short-term and long-term investments	4,100	41,693	61,650
Purchases of property and equipment, net	(6,638)	(4,428)	(9,628)

Net cash (used in) provided by investing activities	(4,083)	(97,187)	4,391
Financing Activities:
Proceeds from exercise of stock options	2,215	46	877
Cash (paid) received from sale of partnership interests and partnership distributions	(665)	893	881
Tax benefit from share-based compensation	1,345	150	119
Purchase of treasury stock	—	—	(13,909)
Payments of debt issue costs	—	(4,368)	(357)
Proceeds from borrowings under credit facility	—	130,000	—
Payments on credit facility	(7,873)	(6,926)	(2)

Net cash (used in) provided by financing activities	(4,978)	119,795	(12,391)

Net increase in cash and cash equivalents	72,589	43,657	4,814
Cash and cash equivalents, beginning of year	56,043	12,386	7,572

Cash and cash equivalents, end of year	$128,632	$56,043	$12,386

Supplemental cash flow information:
Cash interest paid	$5,875	$5,529	$95
Income taxes paid	$20,363	$1,754	$5,389

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007
1. Description of Business
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
     The Company was incorporated on August 29, 1995 in the state of Delaware and, as of December 31, 2009, had 90 Medicare-certified hospice providers serving patients and their families in 29 states, with significant operations in Texas, California and Arizona.
     The Company completed its acquisition of VistaCare on March 6, 2008. The acquisition described in note “3. Acquisitions” significantly affects the comparability of the financial information for the years ended December 31, 2009, 2008 and 2007.
     During 2008 and 2007, the Company offered equity interests in its Savannah, Georgia; Augusta, Georgia; Kansas City, Missouri and Brownsville, Texas hospice programs to third party investors of approximately 40%, 40%, 20% and 40%, respectively. The Company received $1.6 million and $0.9 million in proceeds during 2008 and 2007, respectively, from its investors in the offerings, which is recorded in noncontrolling interests on the Company’s consolidated balance sheets.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
     The accompanying consolidated financial statements reflect the results of operations and cash flows for the years ended December 31, 2009, 2008 and 2007. Certain amounts reported in previous years have been reclassified to conform to the 2009 presentation. In the period that a component of an entity has been disposed of or classified as held for sale, the results of operations for current and prior periods are reclassified in a single caption titled discontinued operations. The consolidated financial statements include the accounts of Odyssey HealthCare, Inc., its wholly-owned subsidiaries, and all subsidiaries and entities controlled by the Company through its direct ownership of a majority voting interest. All material intercompany accounts and transactions have been eliminated in consolidation.
     The Company’s consolidated financial statements include the accounts and operations of the Company and its subsidiaries and noncontrolling interests in which it owns more than a 50 percent interest. Noncontrolling interests, previously shown as minority interests, are reported below net income under the heading “Net income attributable to noncontrolling interests” in the consolidated statements of income and shown as a component of equity in the consolidated balance sheets.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management estimates include an allowance for uncollectible accounts, accrued compensation, accrued Medicare cap contractual allowances, other contractual allowances, accrued nursing home costs, accrued workers’ compensation, accrued patient care costs, accrued income taxes, accrued professional fees, accrued legal settlements, goodwill and intangible asset impairment and share-based compensation expense related to performance based awards. Actual results could differ from those estimates and such difference could be material.

Cash and Cash Equivalents
     Cash and cash equivalents include currency, checks on hand, money market funds and overnight repurchase agreements of government securities.
Long-term Investments
     As of December 31, 2009 and 2008, the Company had long-term investments totaling $12.4 million and $16.7 million, respectively, consisting of tax exempt auction rate securities (“ARS”). The ARS held by the Company are private placement securities for which the interest rates are reset every 35 days. The reset dates have historically provided a liquid market for these securities as investors historically could readily sell their investments. These types of securities generally have not experienced payment defaults and are backed by student loans, which carry guarantees as provided for under the Federal Family Education Loan Program of the U.S. Department of Education. All of the securities were AAA/Aaa rated at December 31, 2009. To date the Company has collected all interest payments on all of its ARS when due and expects to continue to do so in the future. The Company intended to liquidate all of its ARS prior to the end of 2009. However, due to the problems experienced in global credit and capital markets generally and the ARS market in particular, the Company’s ability to liquidate its ARS this year has been impaired. The Company successfully liquidated $4.1 million of ARS in October 2009, $8.0 million in July 2008, $8.0 million of ARS in June 2008, and $8.4 million of ARS in January 2008, all at par. The remaining principal of $13.0 million associated with ARS will not be accessible until successful ARS auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to maturity, or final payments come due according to contractual maturities from 25 to 28 years. The Company expects that it will receive the principal associated with these ARS through one of these means. The Company has classified these ARS as long-term investments.
     The Company prepared a discounted cash flow analysis for its ARS using an estimated maturity of one year, which is when the Company estimates it will be able to liquidate these securities at par. The Company used a discount rate to reflect the current reduced liquidity of these securities. The discount rate was calculated by taking the existing interest rate being earned on the ARS as of December 31, 2009 and including a liquidity risk premium rate, which was calculated based on treasury yields applicable to the ARS maturity dates as of December 31, 2009. During the years ended December 31, 2009 and 2008, the Company reduced the fair value of the ARS by $0.1 million and $0.4 million (before taxes) based on this analysis. Changes in the fair value of the ARS are recognized, net of tax, in accumulated other comprehensive income (loss).
     If the uncertainties in the credit and capital markets continue or these markets deteriorate further, these securities may not provide liquidity to the Company when needed or maintain the fair values estimated by the Company. If the Company had to liquidate any ARS at this time, it could incur significant losses. The Company currently believes that it has sufficient liquidity for its current needs without selling any ARS and does not currently intend to attempt to liquidate these securities until market conditions improve and it is not more likely than not that the Company will be required to liquidate any ARS before recovery of their entire cost basis. If the Company’s currently available resources are not sufficient for its needs and it is not able to liquidate any ARS on acceptable terms on a timely basis, it could have a significant adverse impact on the Company’s cash flows, financial condition and results of operations.
Fair Value of Financial Instruments
     The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of their generally short maturities. The Company also carries its ARS at fair value. See note, “14. Fair Value of Financial Instruments” for additional information.

Accounts Receivable
     Accounts receivable represents amounts due from patients, third-party payors (principally the Medicare and Medicaid programs), and others for services rendered based on payment arrangements specific to each payor. Approximately 89.2% and 90.9% of the gross accounts receivable as of December 31, 2009 and 2008, respectively, represent amounts due from the Medicare and Medicaid programs. The Company maintains a policy for reserving for uncollectible accounts. The Company calculates the allowance for uncollectible accounts based on a formula tied to the aging of accounts receivable by payor class. The Company may also reserve for specific accounts that are determined to be uncollectible. Accounts are written off when all collection efforts are exhausted.
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
Goodwill and Indefinite-lived Intangible Assets
     Goodwill is the excess of the purchase price over the fair value of identifiable assets acquired. Indefinite-lived intangible assets are comprised of license agreements and trademarks. Under FASB ASC Topic 350, “Intangibles — Goodwill and Other,” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”), goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually or more frequently if certain indications of impairment arise. Goodwill is reviewed at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company has defined their reporting units at the operating segment level.
     Goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the fair value of the reporting unit is allocated to all the assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit). The amount of the impairment would be the difference between the carrying amount of the goodwill and the implied fair value of the goodwill.
     The Company’s 2009 annual goodwill impairment testing was performed as of November 30, 2009. In determining the fair value of reporting units, the Company uses multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company believes using multiples of EBITDA in determining the fair value of reporting units is appropriate because it correlates with what a market participant would be willing to pay for that reporting unit in today’s market. As of the date of the Company’s annual impairment testing, none of the reporting units failed step one and no reporting units were at risk of failing step one. Furthermore, the fair values of each of the Company’s reporting units represented no less than 185% of their carrying values. The Company evaluated whether any events had occurred or any circumstances had changed since November 30, 2009 that would indicate goodwill may have become impaired since the annual impairment testing. In this evaluation, the Company considered both qualitative and quantitative factors such as any adverse change in the business climate, current estimates of future profitability of reporting units, the Company’s current stock price and its market capitalization compared to the Company’s book value. Based on this evaluation, the Company determined that no indications of impairment have arisen since the annual goodwill impairment test. No impairment charges have been recorded as of December 31, 2009, 2008 and 2007.
     The Company’s total cumulative amortizable goodwill for tax purposes was $79.4 million and $81.6 million as of December 31, 2009 and 2008, respectively. The goodwill and intangibles expected to be deductible for tax purposes is $6.1 million and $5.3 million for the tax years ended December 31, 2009 and 2008, respectively.
Net Patient Service Revenue
     Net patient service revenue is reported at the estimated net realizable amounts (exclusive of the provision for uncollectible accounts) from Medicare, Medicaid, commercial insurance and managed care payors, patients and others for services rendered to patients. To determine net patient service revenue, management adjusts gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap contractual adjustments. Net patient service revenue does not include charity care or the Medicaid room and board payments. Net patient service revenue is recognized in the month in which services are delivered. The percentage of net patient service revenue derived under the Medicare and Medicaid programs was 97.0%, 96.6% and 97.0% for the years ended December 31, 2009, 2008 and 2007, respectively.
     The Company is subject to two limitations on Medicare payments for services. With one limitation, if inpatient days of care provided to patients at a hospice exceeds 20% of the total days of hospice care provided for an annual period beginning on November 1, then payment for days in excess of this limit are paid for at the routine home care rate. None of the Company’s hospice programs exceeded the payment limits on inpatient services for the years ended December 31, 2009, 2008 and 2007.
     With the other limitation, overall payments made by Medicare to the Company on a per hospice program basis are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The Medicare revenue paid to a hospice program from November 1 to October 31 of the following year may not exceed the annual cap amount which is calculated by using the following formula: Number of admissions to the program by patients who are electing to receive their Medicare hospice benefit for the first time multiplied by the Medicare cap amount, which for the November 1, 2008 through October 31, 2009 Medicare cap year was $23,014. The Medicare cap amount is reduced proportionately for patients who transferred in or out of our hospice services. The Medicare cap amount is annually adjusted for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. The Medicare cap amount for the November 1, 2009 through October 31, 2010 cap year has not yet been announced by the Medicare program. The Company currently estimates the Medicare cap amount to be approximately $23,600 for the Medicare cap year ending October 31, 2010.

     The following table shows the amounts accrued and paid for the Medicare cap contractual adjustments for the years ended December 31, 2007, 2008 and 2009, respectively:

	Accrued Medicare Cap Contractual Adjustments
	Year Ending December 31,
	2007		2008		2009
	(in thousands)
Beginning balance — accrued Medicare cap contractual adjustments	$26,679		$21,682		$23,719
Medicare cap contractual adjustments	5,039	(1)	6,852	(2)	4,565	(3)
Medicare cap contractual adjustments — discontinued operations	2,651	(4)	(27	)(4)	(79	)(4)
Payments to Medicare fiscal intermediaries	(12,687)		(12,996)		(9,407)
Balances acquired from VistaCare	—		8,208		—

Ending balance — accrued Medicare cap contractual adjustments	$21,682		$23,719		$18,798

(1)	Includes additional accrual of $0.9 million related to the 2006 Medicare cap year.

(2)	Includes additional accrual of $1.5 million related to the 2006 Medicare cap year.

(3)	Includes an accrual reversal of $1.1 million related to the 2007 Medicare cap year.

(4)	Medicare cap contractual adjustments reclassified to discontinued operations are related to all programs that were discontinued and sold during 2007, 2008 and 2009.
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
     Charity care, based on established charges, amounted to $6.1 million, $5.9 million and $4.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.
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

Property and Equipment and Other Intangible Assets
     Property and equipment, including improvements to existing facilities, are recorded at cost. Depreciation and amortization are calculated primarily using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for major asset categories are three to five years for equipment and computer software, five years for office furniture and twenty years for buildings. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life, generally three to five years. Routine repairs and maintenance are charged to expense as incurred. Certain costs associated with developing computer software for internal use are capitalized.
     Identifiable intangible assets with finite lives are amortized over their estimated useful lives. These intangible assets are comprised of non-compete agreements, favorable leases and capitalized Certificate of Need (“CON”) costs. The non-compete agreements are being amortized based on the terms of their respective agreements ranging from two to seven years. The CON costs are related to CON’s obtained in Florida and are being amortized over 20 years. The favorable leases are being amortized over their respective lease terms, ranging from two to six years.
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
Share-Based Compensation
     The Company accounts for share-based compensation in accordance with FASB ASC Topic 718 “Compensation — Stock Compensation.” Under FASB ASC Topic 718, the Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. Share-based compensation is measured based on the grant date fair value of the respective awards. The fair value of option awards is estimated at the date of grant using the Black-Scholes valuation model. The Company estimates forfeitures based on historical experience and future expectations. Share-based compensation expense is included within the “general and administrative — support center” line item in the Company’s consolidated statements of income.
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
Discontinued Operations
     Discontinued operations represent a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity. In the period that a component of an entity has been disposed of or classified as held for sale, the results of operations for current and prior periods are reclassified in a single caption titled discontinued operations.
Income Taxes
     The Company accounts for income taxes using the liability method as required by ASC Topic 740, “Income Taxes” (formerly SFAS No. 109 — “Accounting for Income Taxes”). Under the liability method, deferred taxes are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. Management provides a valuation allowance for any net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered.

     On January 1, 2007, the Company adopted a new accounting pronouncement issued by the FASB located under ASC Topic 740, “Income Taxes” (formerly FASB FIN No. 48 — “Accounting for Uncertainty in Income Taxes”), which clarifies the accounting for uncertainty in income taxes. The cumulative effect of applying the provisions of this pronouncement is reported as an adjustment to the opening balance of retained earnings. This pronouncement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.
Self-Insured Liability Insurance
     The Company maintains general (occurrence basis) and professional (claims made basis) liability insurance coverage on a company-wide basis with limits of liability of $1.0 million per occurrence and $3.0 million in the aggregate, both with a deductible of $75,000 per occurrence or claim. The Company also maintains workers’ compensation coverage, except in Texas, at the statutory limits and an employer’s liability policy with a $1.0 million limit per accident/employee, with a deductible of $500,000 per occurrence. In Texas the Company does not subscribe to the state workers’ compensation program, instead the Company maintains a separate employer’s excess indemnity coverage in the amount of $5.0 million per accident/employee and voluntary indemnity coverage in the amount of $5.0 million per accident/employee, with a $5.0 million aggregate limit. The Company also maintains a policy insuring hired and non-owned automobiles with a $1.0 million limit of liability and a $250,000 deductible per occurrence. In addition, the Company maintains umbrella coverage with a limit of $20.0 million excess over the general, professional, hired and non-owned automobile and employer’s liability policies. The Company has accrued $10.2 million and $8.9 million for workers’ compensation claims as of December 31, 2009 and 2008, respectively.
Nursing Home Costs
     For patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, the Company contracts with nursing homes for the nursing homes to provide patients room and board services. The state must pay the Company, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95% of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. Under the Company’s standard nursing home contracts, the Company pays the nursing home for these room and board services at the Medicaid daily nursing home rate. Nursing home costs are offset by nursing home net revenue, and the net amount is included in direct hospice care expenses. Nursing home costs totaled $133.1 million, $119.2 million and $84.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. Nursing home net revenue totaled $125.3 million, $112.0 million and $80.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. This resulted in net nursing home costs of $7.8 million, $7.2 million and $4.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Advertising Costs
     The Company expenses all advertising costs as incurred, which totaled $1.0 million, $1.3 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Deferred Rent Liability
     Payments under operating leases are recognized as rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreements is recognized as a deferred rent liability. Deferred rent at December 31, 2009 and 2008 was $5.8 million and $6.6 million, respectively.
Subsequent Events
     The Company has evaluated subsequent events for recognition and disclosure in the financial statements and has determined that no additional disclosures are necessary.

Recent Accounting Pronouncements
     In September 2006, the FASB issued a new accounting pronouncement regarding fair value (formerly SFAS No. 157 — “Fair Value Measurements”). This pronouncement, located under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This pronouncement does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. The Company adopted this pronouncement effective beginning on January 1, 2008 for financial assets and financial liabilities, which did not have a material impact on its financial statements. In February 2008, the FASB delayed by one year the effective date of this pronouncement for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted this pronouncement effective beginning on January 1, 2009 for nonfinancial assets and nonfinancial liabilities, which did not have any impact on the Company’s financial statements.
     In December 2007, the FASB issued a new accounting pronouncement regarding business combinations (formerly SFAS No. 141 (revised 2007) — “Business Combinations”). This pronouncement, located under FASB ASC Topic 805, “Business Combinations,” was issued to improve the relevance, representational faithfulness, and comparability of information in financial statements about a business combination and its effects. This pronouncement retains the purchase method of accounting for business combinations, but requires a number of changes including contingent consideration, such as earn-outs, will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; acquisition-related transaction and restructuring costs will be expensed as incurred; previously-issued financial information will be revised for subsequent adjustments made to finalize the purchase price accounting; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings, except in certain situations. ASC Topic 805 also requires an acquirer to recognize at fair value, an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value can be determined on the date of acquisition. The Company adopted this pronouncement on a prospective basis effective beginning on January 1, 2009. For business combinations completed on or subsequent to the adoption date, the application of this pronouncement may have a significant impact on the Company’s financial statements, the magnitude of which will depend on the specific terms and conditions of the transactions. The Company did not have any material business combinations during 2009.
     In December 2007, the FASB issued a new accounting pronouncement regarding noncontrolling interests and the deconsolidation of a subsidiary (formerly SFAS No. 160 — “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”). This pronouncement, located under FASB ASC Topic 810, “Consolidation,” was issued to improve the relevance, comparability, and transparency of financial information provided in financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted this pronouncement effective beginning on January 1, 2009. As a result of this adoption, the Company presents noncontrolling interests (previously shown as minority interests in consolidated subsidiaries) as a component of equity on the consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction in net income on the consolidated statements of income, but is instead shown below net income under the heading “net income attributable to non controlling interests.” Total provision for income taxes remains unchanged; however, the Company’s effective tax rate as calculated from the balances shown on the consolidated statements of income have changed as net income attributable to noncontrolling interests is no longer included as a deduction in the determination of income from continuing operations. The adoption of this pronouncement did not have a material impact on the Company’s financial statements other than the presentation requirements previously mentioned.
     In March 2008, the FASB issued a new accounting pronouncement regarding derivative and hedging activities (formerly SFAS No. 161 — “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”). This pronouncement, located under FASB ASC Topic 815, “Derivatives and Hedging,” was issued to improve transparency of financial information provided in financial statements by requiring expanded disclosures about an entity’s derivative and hedging activities. This pronouncement requires entities to provide expanded disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted this pronouncement effective beginning on January 1, 2009. The adoption of this pronouncement did not have any impact on the Company’s financial statements as it contains only disclosure requirements.
     In April 2009, the FASB issued a new accounting pronouncement regarding interim disclosures about fair value of financial instruments (formerly FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 — “Interim Disclosures about Fair Value of Financial Instruments”). This pronouncement, located under FASB ASC Topic 825, “Financial Instruments,” increases the frequency of fair value disclosures by requiring both interim and annual disclosures. The Company adopted this pronouncement on a prospective basis effective beginning on April 1, 2009. The adoption of this pronouncement did not have any impact on the Company’s financial statements as it contains only disclosure requirements.
     In April 2009, the FASB issued a new accounting pronouncement regarding fair value (formerly Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). This pronouncement, located under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted this pronouncement on a prospective basis effective beginning on April 1, 2009. The adoption of this pronouncement did not have any impact on the Company’s financial statements.
     In April 2009, the FASB issued a new accounting pronouncement regarding other-than-temporary impairments (formerly FASB Staff Position No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). This pronouncement, located under FASB ASC Topic 320, “Investments — Debt and Equity Securities,” amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This pronouncement does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this pronouncement requires comparative disclosures only for periods ending after initial adoption. The Company adopted this pronouncement during the second quarter of 2009 and it did not have any impact on the Company’s financial statements.
     In May 2009, the FASB issued a new accounting pronouncement regarding subsequent events (formerly SFAS No. 165 — “Subsequent Events”). This pronouncement, located under FASB ASC Topic 855, “Subsequent Events,” was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company adopted this pronouncement on a prospective basis effective beginning on April 1, 2009. The adoption of this pronouncement did not have any impact on the Company’s financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement for public companies to disclose the date through which an entity has evaluated subsequent events.
     In June 2009, the FASB issued a new accounting pronouncement regarding authoritative GAAP (formerly SFAS No. 168 — “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). This pronouncement, located under FASB ASC Topic 105, “Generally Accepted Accounting Principles,” establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB for nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. The Company adopted this pronouncement effective beginning on July 1, 2009. The adoption of this pronouncement did not have any impact on the Company’s financial statements other than the manner in which new accounting guidance is referenced.
     In June 2009, the FASB issued a new accounting pronouncement regarding variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). This pronouncement, located under FASB ASC Topic 810, “Consolidation,” was issued to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASC Topic 810 requires an enterprise to perform an ongoing analysis to determine whether the enterprise has a controlling financial interest in a variable interest entity. This pronouncement will be effective for the Company beginning on January 1, 2010. The Company does not expect the adoption of this pronouncement to have a significant impact on its future financial position, results of operations, earnings per share, and cash flows.
3. Acquisitions
     On March 6, 2008, the Company completed its acquisition of Scottsdale, Arizona-based VistaCare, Inc. (“VistaCare”) for $8.60 per share, or approximately $147.1 million, plus $2.4 million in transaction costs. The transaction was structured as a two-step acquisition including a cash tender offer for all outstanding shares of VistaCare common stock followed by a cash merger in which the Company acquired all of the remaining outstanding shares of VistaCare common stock. The transaction substantially extended the Company’s industry leadership and geographic reach. The Company also believes that the transaction created additional visibility that adds value in its marketing, recruiting and development activities. Following the completion of this transaction, the Company had approximately 100 Medicare-certified hospice locations in 30 states and an average daily census of more than 12,000 patients. During 2008 and 2009, the Company consolidated some markets in which both Odyssey and VistaCare had programs in the same location. As of December 31, 2009, the Company had 90 Medicare-certified programs in 29 states. The operations of VistaCare were included in the Company’s results of operations beginning February 29, 2008.
     The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values. The Company obtained independent appraisals of identifiable intangible assets and their remaining useful lives. The Company also reviewed and determined the fair value of other assets and liabilities assumed. The final estimated fair values of the assets acquired and liabilities assumed relating to the VistaCare acquisition are summarized below (in thousands):

Cash	$22,617
Other current assets	46,390
Property and equipment	4,959
Other assets	13,056
Licenses	8,982
Trademarks	7,235
Other intangible assets	456
Goodwill	90,980

Total assets acquired	194,675
Current liabilities	44,024
Other liabilities	1,155

Net assets acquired	$149,496

The Company recorded $91.0 million of goodwill in connection with this acquisition. No amount is expected to be deductible for tax purposes. Any future adjustments to the acquired assets and liabilities will be recorded as a component of net income.
     Prior to the acquisition, the Company determined that it would transition the VistaCare corporate functions to the Company’s corporate office. During the third quarter of 2008, the Company substantially completed the transition of the VistaCare corporate functions to its Dallas Support Center and the transition of all the VistaCare program sites to its information systems. During the fourth quarter of 2008, the Company completed the process of ramping up its Support Center operations. Estimated liabilities of $6.1 million for severance costs, $1.9 million for lease termination costs, $0.3 million related to a buyout of a non-compete agreement and $0.2 million for bonuses related to the transition were recorded as part of the purchase price allocation. All estimated liabilities have been paid as of December 31, 2009 except for the lease termination costs which has a remaining balance of $0.5 million.
     On December 31, 2008, the Company acquired a hospice program in Flint, Michigan for approximately $0.5 million.
     On December 31, 2009, the Company acquired a hospice program in Westchester, Illinois for approximately $3.2 million.

     The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the VistaCare and Flint, Michigan acquisitions noted above had been completed as of the beginning of the periods presented. The 2009 acquisition was not included in the pro forma results as it was not a material acquisition. The pro forma results of operations gives effect to actual operating results prior to the acquisitions, adjusted to include the pro forma effect of the acquisitions. The pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of the beginning of the periods presented or that may be obtained in the future.

	For the years
	ended December 31,
	2008	2007
	(in millions, except per share data)
Revenues	$660.4	$647.0
Income from continuing operations	14.3	15.7
Net income	9.5	12.1

Income per common share:
Basic:
Continuing operations	$0.44	$0.48
Net	0.29	0.37
Diluted:
Continuing operations	$0.43	$0.47
Net	0.29	0.36
4. Goodwill and Intangible Assets
     The table below sets forth the changes in the carrying amount of goodwill by segment for the years ended December 31, 2009 and 2008:

			South							VistaCare	VistaCare	VistaCare
	Northeast	Southeast	Central	Midwest	Texas	Mountain	West	South	Southwest	South	Central	West/North	Total
January 1, 2008	$3,397	$12,314	$17,346	$3,734	$21,775	$31,983	$7,630	$—	$—	$—	$—	$—	$98,179
Acquisition	—	—	50	—	312	—	—	—	—	12,988	19,432	58,560	91,342

December 31, 2008	3,397	12,314	17,396	3,734	22,087	31,983	7,630	—	—	12,988	19,432	58,560	189,521
Acquisition	—	—	—	2,245	—	—	—	—	—	—	—	—	2,245
Transfers	5,973	(3,404)	7,176	16,619	15,480	12,905	—	12,913	23,318	(12,988)	(19,432)	(58,560)	—

December 31, 2009	$9,370	$8,910	$24,572	$22,598	$37,567	$44,888	$7,630	$12,913	$23,318	$—	$—	$—	$191,766

     During 2009, the Company reorganized its operating segments to better align its hospice programs. In accordance with ASC Topic 350, the Company reallocated goodwill from the old segment to the new segment based on the relative fair value of the hospice program transferred. In determining the fair value of a hospice program, the Company used multiples of EBITDA, which the Company believes correlates with what a market participant would be willing to pay for that program in today’s market.
     Intangible assets as of December 31, 2009 and 2008 consisted of the following:

	December 31, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-competition agreements	$2,305	$2,185	$2,305	$2,072
Licenses	11,195	—	11,295	—
Trademarks	7,235	—	7,235	—
Other	1,188	487	1,188	307

Totals	$21,923	$2,672	$22,023	$2,379

     Intangible assets amortization expense was $0.4 million, $0.4 million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated intangible assets amortization expense is $0.1 million for 2010, 2011, 2012, 2013, and 2014. Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.
5. Repurchases of Common Stock
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
     On May 4, 2007, the Company announced the adoption of a stock repurchase program to repurchase up to $50.0 million of the Company’s common stock over the twelve month period beginning on May 4, 2007 either in the open market or through privately negotiated transactions, subject to market conditions and other factors. The repurchased shares were added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. The stock repurchases were funded out of working capital. The stock repurchase program expired on May 4, 2008. The Company repurchased 1,056,623 shares of its common stock for approximately $13.1 million (average cost of $12.42 per share) during this program.
     No shares were repurchased during 2008 or 2009. The terms of the Company’s credit agreement may restrict the Company’s ability to repurchase additional stock in the future.
6. Stock Options and Restricted Stock Awards
     During 2001, the Company adopted the 2001 Equity-Based Compensation Plan (“Compensation Plan”). Awards of stock options and restricted stock under the Compensation Plan shall not exceed the lesser of 225,000,000 shares or 10% of the total number of shares of common stock then outstanding, assuming the exercise of all outstanding options, warrants and the conversion or exchange or exercise of all securities convertible into or exchangeable or exercisable for common stock. In May 2005, shareholders of the Company approved an amendment to increase the number of common shares reserved and available for issuance from inception of the Compensation Plan to a total of 6,149,778 shares under the Compensation Plan. The Company no longer grants options under the Odyssey HealthCare, Inc. Stock Option Plan (“Stock Option Plan”). There were 1,473,480, 1,811,516 and 1,466,883 shares available for issuance under the Compensation Plan at December 31, 2009, 2008 and 2007, respectively.
     At December 31, 2009, there were 12,614 and 1,421,112 options outstanding under the Stock Option Plan and the Compensation Plan, respectively, with exercise prices ranging from $1.38 to $30.64 per share. Most options granted have five to ten year terms and vest ratably over a four or five year term, with the exception of certain options for which the Company accelerated the vesting.

     A summary of outstanding stock options under the Company’s stock compensation plans at December 31, 2009 is presented below:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual	Aggregate
	Outstanding	Average	Term	Intrinsic
Range of exercise prices	Options	Exercise Price	(in years)	Value
$1.38 to $9.93	242,614	$9.50	7.39	1,477,967
$9.94 to $15.53	612,724	$13.36	4.35	1,369,530
$15.54 to $19.72	313,204	$17.98	5.57	—
$19.73 to $22.33	139,936	$22.22	3.55	—
$22.34 to $30.64	125,248	$29.76	3.98	—

Totals	1,433,726	$16.01	5.02	$2,847,497

     At December 31, 2009, there were 1,392,202 restricted stock awards and restricted stock unit (“RSU’s”) awards outstanding under the Compensation Plan that are described in more detail below.
     In addition to time-based awards, the Company will grant incentive-based RSUs to certain employees from time to time. The total number and vesting of the incentive-based RSUs that are eligible for each award recipient is based upon the Company attaining certain specified earnings per share (“EPS”) from continuing operations targets in the year granted. Provided the award recipient remains an employee continuously from the date of grant through the applicable vesting date, one-fourth of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, will vest on the date the Compensation Committee (“Committee”) certifies that the EPS target has been met. The remaining three-fourths of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, will vest in three equal, annual installments.
     In February 2008, the Committee approved, for certain executive officers, the exchange of selected “underwater” stock options for time-based RSUs. The Committee was concerned that the underwater stock options provided little or no financial or retention incentives to the executive officers. The Committee believes that the exchange of the underwater stock options for the time-based RSUs adequately addressed those concerns. Stock option awards of 685,000 shares, with a weighted average exercise price of $17.35, were exchanged for 126,146 shares of time-based RSUs. Of the stock option awards exchanged, 287,500 shares were unvested. The shares of time based RSUs had a fair value of $9.18 per share and will vest ratably over a three year period beginning February 12, 2009. There was no material charge to share-based compensation expense from the exchange.
     The Company recorded $5.1 million, $4.3 million and $3.8 million in share-based compensation expense for the years ended December 31, 2009, 2008 and 2007, respectively, for awards under the Compensation Plan. The tax benefit on share-based compensation expense was $1.3 million, $0.2 million and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.
     The deemed fair value for options was estimated at the date of grant using the Black-Scholes Model, which considers volatility. The following table illustrates the weighted average assumptions for the years ended December 31:

	2007	2008
Risk-free interest rate	4.57%	2.84%
Expected life	5 years	5 years
Expected volatility	0.496	0.495
Expected dividend yield	—	—

     A summary of stock option activity under the Company’s stock compensation plans at December 31, 2009 is presented below:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual	Aggregate
		Average	Term	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding at January 1, 2009	2,252,766	$16.12
Granted	—	$—
Exercised	(274,346)	$8.07
Cancelled	(544,694)	$20.46

Outstanding at December 31, 2009	1,433,726	$16.01	5.02	$2,847,497

Exercisable at December 31, 2009	1,252,676	$16.72	4.67	$1,996,408

     The weighted average deemed fair value of the options granted was $4.64 and $5.14 for the years ended December 31, 2008 and 2007, respectively. The total aggregate intrinsic value of options exercised was $1.6 million, $48,000 and $1.7 million during the years ended December 31, 2009, 2008 and 2007, respectively. Cash received from option exercises under stock-based payment arrangements during the year ended December 31, 2009 was $2.2 million.
     A summary of the Company’s restricted stock activity for the year ended December 31, 2009 is presented below:

	Compensation Plan
		Weighted-
		Average
		Grant-Date
	Shares	FairValue
Non-vested at January 1, 2009	744,449	$9.42
Granted	925,368	$10.49
Vested	(234,415)	$9.51
Cancelled	(43,200)	$8.93

Non-vested at December 31, 2009	1,392,202	$10.12

     The total fair value of restricted stock that vested during the year ended December 31, 2009 was $2.5 million.
     As of December 31, 2009, there was $11.5 million (pretax) of total unrecognized share-based compensation expense related to the Company’s non-vested share-based compensation plans, which is expected to be recognized over a weighted-average period of 2.6 years.

7. Earnings Per Share
     The following table presents the calculation of basic and diluted net income attributable to Odyssey stockholders per common share:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Numerator:
Numerator for net income per share
Income from continuing operations	$41,702	$19,935	$16,013
Loss from discontinued operations, net of tax	(498)	(5,252)	(3,888)
Less: net income (loss) attributable to noncontrolling interests	613	257	14

Net income attributable to Odyssey stockholders	$40,591	$14,426	$12,111

Denominator:
Denominator for basic net income per share — weighted average shares	32,935	32,674	33,029
Effect of dilutive securities:
Employee stock options and restricted stock awards	290	512	157
Series B Preferred Stock Warrants convertible to common stock	—	2	2

Denominator for diluted net income per share — adjusted weighted average shares and assumed or actual conversions	33,225	33,188	33,188

Income (loss) per common share:
Basic:
Continuing operations attributable to Odyssey stockholders	$1.25	$0.60	$0.48
Discontinued operations attributable to Odyssey stockholders	(0.02)	(0.16)	(0.12)

Net income attributable to Odyssey stockholders	$1.23	$0.44	$0.36

Diluted:
Continuing operations attributable to Odyssey stockholders	$1.24	$0.59	$0.48
Discontinued operations attributable to Odyssey stockholders	(0.02)	(0.16)	(0.12)

Net income attributable to Odyssey stockholders	$1.22	$0.43	$0.36

     For the years ended December 31, 2009, 2008 and 2007, options outstanding of 1,119,707, 2,040,052 and 3,014,219, respectively, were not included in the computation of diluted earnings per share because either the exercise prices of the options were greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares, and thus the inclusion would have been anti-dilutive. In addition, there were 22,430, 44,860 and 112,788 anti-dilutive shares relating to restricted stock awards for the years ended December 31, 2009, 2008 and 2007, respectively.
8. Discontinued Operations
     The Company conducts an ongoing strategic review of its hospice programs and evaluates whether to sell or close certain hospice programs based on this strategic review. No programs were held for sale as of December 31, 2009. The Oklahoma City program and the Oklahoma City inpatient unit were held for sale as of December 31, 2008.
     During the first quarter of 2007, the Company announced that it would exit the Tulsa, Oklahoma hospice market which was located in the Company’s Central region and in February 2007, the Company sold the Tulsa hospice program. As part of the sale, the purchaser assumed the office lease and purchased certain assets such as furniture/fixtures, equipment, deposits and licenses. The Company recognized an immaterial pretax loss during the first quarter of 2007 related to the sale of the program.
     During the second quarter of 2007, the Company decided to sell its Valdosta, Georgia; Columbia, South Carolina; St. George, Utah; Rockford, Illinois; and Allentown, Pennsylvania hospice programs and the Huntsville,

Alabama alternate delivery site (“ADS”). The Company completed the sale of its Valdosta and Columbia programs which were located in the Company’s Southeast region in June 2007 and recognized an immaterial pretax loss in the second quarter on the sale of the programs. The Company completed the sale of its Huntsville ADS and its St. George and Allentown programs which were located in the Company’s Southeast, Mountain and Midwest regions, respectively, during the third quarter of 2007 and recognized an immaterial pretax loss in the third quarter for the disposition of the programs. The Company completed the sale of the Rockford program which was located in the Company’s Midwest region during the fourth quarter of 2007 and recognized an immaterial pretax gain in the fourth quarter on the sale of the Rockford program.
     During the fourth quarter of 2007, the Company decided to sell its Odessa, Texas; Big Spring, Texas; Cincinnati, Ohio; and Wichita, Kansas hospice programs. The Company completed the sale of the Odessa and Big Spring programs which were located in the Company’s Mountain region on January 1, 2008 and recognized an immaterial pretax loss during the fourth quarter of 2007 related to these programs. The Company completed the sale of the Cincinnati and Wichita programs, which were located in the Company’s Midwest and South Central regions, respectively, during the first quarter of 2008 and no material amounts were recorded as a result.
     During the first quarter of 2008, the Company decided to sell its Baton Rouge, Louisiana; Ventura, California; Fort Wayne, Indiana; and Oklahoma City, Oklahoma hospice programs, which were located in the Company’s Southeast, West, Midwest and South Central regions, respectively. The Company also decided to close the Bryan/College Station, Texas hospice program and the Dallas, Texas inpatient unit. The closures of the Bryan/College Station program and Dallas inpatient unit, which were located in the Company’s Texas and South Central regions, respectively, resulted in a pretax loss of $1.5 million during the first quarter of 2008, which included an accrual of $1.2 million for future lease costs related to the closed programs.
     During the second quarter of 2008, the Company decided to close the Colorado Springs, Colorado inpatient unit and the Tucson, Arizona VistaCare hospice program. The closures, which were located in the Company’s Mountain and VistaCare West regions, respectively, resulted in a pretax loss of $2.3 million during the second quarter of 2008, which included an accrual of $2.1 million for future lease costs related to the closed programs.
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
     During the second quarter of 2009, the Company recorded a pretax loss of approximately $0.6 million, which was a result of the writedown of assets from $2.1 million to $1.5 million for the Oklahoma City program, including the related inpatient unit. The Company completed the sale of the Oklahoma City program, including the related inpatient unit, on July 13, 2009. The Oklahoma City program and inpatient unit were located in the Company’s South Central region. Net proceeds from the sale were approximately $1.5 million. The $1.5 million received in net proceeds was paid to the Company’s lenders as a mandatory prepayment of principal.
     The assets of these entities included in discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations.” The carrying amounts of these assets were as follows:

	December 31,	December 31,
	2009	2008
	(In thousands)	(In thousands)
Prepaid expenses and other current assets	$—	$15
Property and equipment, net	—	2,052

Total assets of discontinued operations	$—	$2,067

     Net revenue and losses for these entities and the write-down of assets sold were included in the consolidated statement of operations as “Loss from discontinued operations, net of income taxes,” for all periods presented. The amounts are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net patient service revenue	$2,230	$6,200	$22,766
Pre-tax loss from operations	$(230)	$(8,031)	$(5,960)
Benefit for income taxes	88	3,072	1,988

Loss from discontinued operations	$(142)	$(4,959)	$(3,972)
Gain (loss) on sale of assets, net of income taxes	(356)	(293)	84

Loss from discontinued operations, net of income taxes	$(498)	$(5,252)	$(3,888)

Loss per diluted share	$(0.02)	$(0.16)	$(0.12)

9. Allowance for Uncollectible Accounts
     The allowance for uncollectible accounts for patient accounts receivable is as follows:

	Balance at	Provision for	Write-Offs,	Balance at
	Beginning of	Uncollectible	Net of	End of
	Year	Accounts	Recoveries	Year
	(In thousands)
Year ended December 31, 2007	$2,501	$5,344	$(3,482)	$4,363
Year ended December 31, 2008	$4,363	$10,907	$(5,481)	$9,789
Year ended December 31, 2009	$9,789	$10,842	$(8,169)	$12,462
10. Property and Equipment
     Property and equipment at December 31, 2009 and 2008 are detailed below:

	December 31,
	2009	2008
	(In thousands)
Office furniture	$10,015	$9,676
Computer hardware	6,604	6,870
Computer software	11,467	12,676
Equipment	2,998	3,640
Motor vehicles	369	369
Land	1,098	1,098
Buildings	4,529	4,534
Leasehold improvements	13,958	11,288
Construction in progress	509	393

Property and equipment	51,547	50,544
Less accumulated depreciation and amortization	(30,847)	(27,728)

Property and equipment, net	$20,700	$22,816

     Depreciation expense for property and equipment was $6.3 million, $7.4 million and $5.5 million for the year ended December 31, 2009, 2008 and 2007, respectively. The Company had $2.7 million and $4.6 million in unamortized computer software costs as of December 31, 2009 and 2008, respectively. The Company recorded depreciation expense related to the amortization of computer software costs of $0.9 million, $1.8 million and $1.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

11. Other Accrued Expenses
     Other accrued expenses at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
	(In thousands)
Workers’ compensation	$10,172	$8,895
Inpatient	6,705	7,432
Deferred rent	5,821	6,581
Pharmacy	851	728
Medical supplies and durable medical equipment	3,691	3,507
Property taxes	357	487
Medical director fees	671	661
Professional fees	3,721	3,144
New billing system	—	2,024
Interest	1,123	1,195
Federal taxes payable	1,504	3,285
Accounts receivable credit balances	2,338	1,813
Other	7,233	6,152

	$44,187	$45,904

12. Borrowings
     Borrowings consisted of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)
Term loan due between 2008 and 2014	$115,202	$123,075
Less current maturities	38,675	6,394

Long-term debt, less current maturities	$76,527	$116,681

     In connection with the Company’s acquisition of VistaCare, it entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) on February 28, 2008 with General Electric Capital Corporation and certain other lenders that provides the Company with a $130.0 million term loan (the “Term Loan”) and a $30.0 million revolving line of credit. The Term Loan was used to pay a portion of the purchase price and costs incurred with respect to the acquisition of VistaCare and to pay certain fees and expenses incurred in connection with the Credit Agreement. The revolving line of credit may be used to fund future acquisitions, working capital, capital expenditures and for general corporate purposes. The borrowing capacity under the credit agreement is reduced by any outstanding letters of credit and payments under the term loan. At December 31, 2009, outstanding letters of credit totaled $8.8 million and are used as collateral for insurance policies. As of December 31, 2009, the borrowing capacity under the credit agreement was $21.2 million, of which no amounts were drawn.
     Borrowings under the Term Loan and revolving line of credit bear interest at an applicable margin above an Index Rate (based on the higher of the prime rate or 50 basis points over the federal funds rate) or above LIBOR. At December 31, 2009, both the applicable term loan margin and the applicable revolver margin for LIBOR loans were 2.50% and for Index Rate loans were 1.50%. At December 31, 2008, both the applicable term loan margin and the applicable revolver margin for LIBOR loans were 3.0% and for Index Rate loans were 2.0%. These margins are based on the Company’s leverage ratio and can vary from 2.50% to 3.25% for LIBOR loans and 1.50% to 2.25% for Index Rate loans.
     In April 2008, the Company entered into two interest rate swap agreements described in note “13. Derivative Instrument and Hedging Activity” that effectively convert a notional amount of $60.0 million of floating rate borrowings to fixed rate borrowings.

     Borrowings outstanding at December 31, 2009 were $115.2 million and carried a weighted-average interest rate of 4.3%, including the effect of the interest rate swaps. At December 31, 2009, $53.6 million of the Term Loan carried interest at LIBOR plus 2.50% (2.73%) while $40.0 million of the Term Loan carried interest at a fixed rate of 5.45% and $20.0 million of the Term Loan carried interest at a fixed rate of 5.92% as a result of interest rate swap agreements. The remaining $1.6 million of the Term Loan carried interest at the Index Rate plus 1.50% (4.75%).
     Borrowings outstanding at December 31, 2008 were $123.1 million and carried a weighted-average interest rate of 5.7%, including the effect of the interest rate swaps. At December 31, 2008, $61.7 million of the Term Loan carried interest at LIBOR plus 3.00% (ranging from 5.15% to 5.34%) while $40.0 million of the Term Loan carried interest at a fixed rate of 5.95% and $20.0 million of the Term Loan carried interest at a fixed rate of 6.42% as a result of interest rate swap agreements. The remaining $1.4 million of the Term Loan carried interest at the Index Rate plus 2.00% (5.25%).
     The final installment of the Term Loan will be due on February 28, 2014 and the revolving line of credit will expire on February 28, 2013. The revolving line of credit has an unused facility fee of 0.25% per annum. In connection with the acquisition of VistaCare, all of the subsidiaries of VistaCare (together with the Company, and certain of the Company’s subsidiaries, including VistaCare, the “Odyssey Obligors”) have become guarantors of the obligations under the Credit Agreement and have granted security interests in substantially all of their existing and after-acquired personal property. The Term Loan and the revolving line of credit are secured by substantially all of the Odyssey Obligors’ existing and after-acquired personal property, including the stock of certain subsidiaries owned by the Odyssey Obligors but not party to the Credit Agreement. The Odyssey Obligors are subject to affirmative and negative covenants under the Credit Agreement, including financial covenants consisting of a maximum leverage ratio and a minimum fixed charge coverage ratio. At both December 31, 2009 and 2008, the Company was in compliance with its financial covenants. The Company is subject to mandatory prepayments based on cash proceeds received from the sale of partnership interests and property. During the third quarter of 2009, the Company paid $1.5 million related to mandatory prepayments of principal, which were based on cash proceeds received from the sale of the Oklahoma City program. The Company paid approximately $2.1 million related to mandatory prepayments of principal during the year ended December 31, 2008. In addition, the Company is subject to an annual excess cash flow requirement, which may result in the Company having to make additional principal payments on its Term Loan. For the year ended December 31, 2009, the Company was obligated to make an excess cash flow payment of $29.3 million, which will be paid during the second quarter of 2010. No such payment was required to be made for the year ended December 31, 2008. In the future, the Company may be required to make additional principal payments related to the excess cash flow requirement.
     The debt maturity schedule of the Term Loan is as follows and reflects the $29.3 million estimated cash flow payment that will be made during the second quarter of 2010 (in thousands):

2010	$38,675
2011	9,276
2012	11,015
2013	13,334
2014	42,902
Thereafter	—

Total	$115,202

     In connection with the execution of the Second Amended and Restated Credit Agreement, the Company incurred approximately $4.4 million of loan costs during 2008 which are being amortized using the effective interest method over the life of the Credit Agreement. Deferred loan costs totaled $3.0 million and $3.8 million (net of accumulated amortization) at December 31, 2009 and 2008, respectively.
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
13. Derivative Instrument and Hedging Activity
     The Company entered into an interest rate swap agreement during April 2008, which effectively converts a notional amount of $40.0 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in April 2011. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the $40.0 million notional amount based on three-month LIBOR and pays to the counterparty a fixed rate of 2.95%. The Company entered into a second interest rate swap agreement in April 2008, which effectively converts a notional amount of $20.0 million of floating rate borrowings to fixed rate borrowings. The term of the second interest rate swap also expires in April 2011. Under the terms of the interest rate swap agreement, the Company receives from the counterparty interest on the $20.0 million notional amount based on three-month LIBOR and pays to the counterparty a fixed rate of 3.42%. The Company accounts for the interest rate swaps as a cash flow hedge. These swaps effectively converted $60.0 million of the Company’s variable-rate borrowings to fixed-rate borrowings beginning in April 2008 and through April 2011. The Company believes the interest rate swaps will be highly effective in achieving the Company’s goal of minimizing the volatility of cash flows associated with changes in interest rates on its variable debt.
     FASB ASC Topic 815, “Derivatives and Hedging” (formerly SFAS No. 133 — “Accounting for Derivative Instruments and Hedging Activities”), requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. In accordance with ASC Topic 815, the Company has designated this derivative instrument as a cash flow hedge. As such, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income or loss (“OCI”) to the extent of effectiveness. The ineffective portion of the change in fair value of the derivative instrument is recognized in interest expense.
     The Company is exposed to credit losses in the event of nonperformance by the counterparties to the two interest rate swap agreements. Management believes that the counterparties are creditworthy and anticipates that the counterparties and the Company will satisfy all obligations under the contracts. Hedge effectiveness testing for the year ended December 31, 2009 indicates that the swaps are highly effective hedges and as such, there is no amount related to hedging ineffectiveness to expense. As of December 31, 2009, the Company does not expect any amounts to be reclassified within the next twelve months to earnings from accumulated other comprehensive loss related to these cash flow hedges.
     The fair values of the Company’s interest rate swap agreements as presented in the consolidated balance sheets are as follows (in thousands):

Liability Derivatives
	December 31, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
	Other Long Term		Other Long Term
Interest rate swap agreements	Liabilities	$1,747	Liabilities	$2,042

     The effect of the interest rate swap agreements on the Company’s consolidated comprehensive loss, net of related taxes, for the year ended December 31, is as follows (in thousands):

	Amount of Income/(Loss)
	Recognized		Income/(Loss) Reclassified from
	in Other Comprehensive		Accumulated Other Comprehensive
	Income/(Loss)		Loss to Earnings (effective portion)
	2009	2008	2009	2008
Derivatives designated as cash flow hedges:
Interest rate swap agreements	$185	$(1,303)	$—	$—

14. Fair Value of Financial Instruments
     The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair values of the long-term debt are estimated using discounted cash flow analysis, based on the Company’s incremental borrowing rates for similar types of borrowing arrangements. Management estimates that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and certain other assets are not materially different from their fair values.
     The Company categorizes its assets and liabilities recorded at fair value based upon the following fair value hierarchy established by the FASB.
•	Level 1 valuations use quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. An active market is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2 valuations use inputs other than actively quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: (a) quoted prices for similar assets or liabilities in active markets, (b) quoted prices for identical or similar assets or liabilities in markets that are not active, (c) inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves observable at commonly quoted intervals and (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 valuations use unobservable inputs for the asset or liability. Unobservable inputs are used to the extent observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
     The table below sets forth our fair value hierarchy for our ARS and interest rate swaps measured at fair value as of December 31, 2009.

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Asset:
Auction rate securities	$—	$—	$12,425	$12,425

Liabilities:
Interest rate swaps	$—	$—	$1,747	$1,747
     The table below sets forth our fair value hierarchy for our ARS and interest rate swaps measured at fair value as of December 31, 2008.

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Asset:
Auction rate securities	$—	$—	$16,659	$16,659

Liabilities:
Interest rate swaps	$—	$—	$2,042	$2,042

     The Company prepares a discounted cash flow analysis for its ARS to estimate a fair value each quarter. The assumptions used include an estimated maturity of one year, which is when the Company estimates it will be able to liquidate these ARS at par and a discount rate to reflect the current reduced liquidity of these ARS. The discount rate was calculated by taking the existing interest rate being earned on the ARS as of December 31, 2009 and including a liquidity risk premium rate, which was calculated based on the treasury yields applicable to the ARS maturity dates as of December 31, 2009. During the years ended December 31, 2009 and 2008, the Company reduced the fair value of the ARS by $0.1 million and $0.4 million (before taxes) based on this analysis. Changes in the fair value of the ARS are recognized, net of tax in accumulated other comprehensive income (loss). During October 2009, the Company liquidated one ARS at par for $4.1 million.
     Also, at December 31, 2009, the Company had liabilities related to its interest rate swaps of approximately $1.7 million, before income taxes, that were measured at fair value on a recurring basis using the Level 3 valuation methodology. The fair value reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities along with estimates of current credit spreads, to evaluate the likelihood of default by the Company or its counterparties.
     The Company’s cash and cash equivalents are measured at fair value using the Level 1 valuation methodology.
     The following table presents the changes in fair value of the Company’s Level 3 assets and liabilities for the years ended December 31, 2009 and 2008 (in thousands):

	Significant Unobservable
	Inputs
	(Level 3)
		Interest
	ARS	Rate Swaps
Balance at January 1, 2008	$—	$—
Transfers from Level 1	41,450	—
Transfers to Level 1	(24,350)
Unrealized loss included in other comprehensive loss (before tax)	(441)	(2,042)

Balance at December 31, 2008	16,659	(2,042)
Transfers to Level 1	(4,100)	—
Unrealized income (loss) included in other comprehensive loss (before tax)	(134)	295

Balance at December 31, 2009	$12,425	$(1,747)

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
     The components of comprehensive income, net of income tax, are as follows (in thousands):

	For the years ended December 31,
	2009	2008	2007
Net income	$41,204	$14,683	$12,125
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on interest rate swaps(1)	185	(1,303)	—
Unrealized loss on ARS(2)	(81)	(282)	—

Total other comprehensive income (loss), net of tax	104	(1,585)	—

Comprehensive income	41,308	13,098	12,125
Less: comprehensive income attributable to noncontrolling interests	613	257	14

Comprehensive income attributable to Odyssey stockholders	$40,695	$12,841	$12,111

(1)	Unrealized income (loss) on interest rate swaps is recorded net of tax expense (benefit) of $0.1 million and $(0.7) million for the years ended December 31, 2009 and 2008, respectively.

(2)	Unrealized loss on ARS is recorded net of tax (benefit) of $(0.1) million and $(0.2) million for the years ended December 31, 2009 and 2008, respectively.

     The components of accumulated other comprehensive loss are as follows:

	As of December 31,
	2009	2008
Unrealized loss on interest rate swaps	$(1,118)	$(1,303)
Unrealized loss on ARS	(363)	(282)

Accumulated other comprehensive	$(1,481)	$(1,585)

16. Income Taxes
     Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
	(In thousands)
Current deferred tax assets:
Accounts receivable	$2,954	$2,919
Insurance	441	255
Accrued compensation	2,081	1,930
Workers’ compensation	4,020	3,402
Accrued Medicare cap contractual adjustments	452	4,491
Other	287	322

	10,235	13,319
Non-current deferred tax assets and liabilities:
Deferred compensation	5,949	4,314
Federal net operating loss	168	3,211
Accrued rent	2,485	1,519
Amortizable and depreciable assets	(25,335)	(24,254)
Interest rate swaps and ARS	841	897
Other	721	703

	(15,171)	(13,610)

Net deferred tax liabilities	$(4,936)	$(291)

     The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Current:
Federal	$16,025	$12,268	$6,416
State	3,219	1,683	1,067

	19,244	13,951	7,483

Deferred:
Federal	5,192	(2,011)	466
State	147	(799)	52

	5,339	(2,810)	518

	$24,583	$11,141	$8,001

     The reconciliation of income tax expense computed at the federal statutory tax rate to income tax expense is as follows:

	Year Ended December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Tax at federal statutory rate	$22,985	35%	$10,787	35%	$8,342	35%
State income tax, net of federal benefit	2,213	3	852	3	727	4
Municipal interest income not included in taxable income	(149)	—	(567)	(2)	(739)	(4)
Income tax credits	(307)	(1)	(279)	(1)	(313)	(2)
Other non-deductible expenses and other	(159)	—	348	1	(16)	—

	$24,583	37%	$11,141	36%	$8,001	33%

     In July 2006, the FASB issued guidance regarding accounting for uncertainty in income taxes (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”), which became effective for the Company on January 1, 2007. As a result of the application of this guidance, the Company recorded an adjustment of $0.4 million to its opening balance of retained earnings and reclassified $1.3 million from deferred tax liabilities to other liabilities for uncertain tax positions. If these liabilities are settled favorably, it would impact the Company’s effective tax rate. The only periods still subject to audit for the Company’s federal tax return are the 2006 through 2009 tax years. The Company will classify interest and penalties in the provision for income taxes. The Company has recorded an accrual of $46,000 and $0.1 million for interest in the provision for income taxes during the years ended December 31, 2009 and 2008, respectively.
     The activity of the liability for uncertain tax positions is as follows (in thousands):

Balance January 1, 2008	$1,322
Accrual of interest	81

Balance December 31, 2008	1,403
Accrual of interest	46

Balance December 31, 2009	$1,449

     The Company does not expect a significant increase or decrease to the liability for uncertain tax positions over the next twelve months.
     The Company had federal and state net operating loss (“NOL”) carryforwards of $0.5 million and $1.4 million, respectively, at December 31, 2009. However, due to the uncertainty in recognizing the state NOLs, a full valuation allowance has been established for the state NOLs. All NOLs were acquired from VistaCare. The Company expects to utilize the federal NOLs by 2011.
17. Retirement Plan
     The Company sponsors a 401(k) plan, which is available to substantially all employees after meeting certain eligibility requirements. After the acquisition of VistaCare and termination of the VistaCare 401(k) plan, the employees of VistaCare were able to enroll in the Company’s 401(k) plan subject to meeting certain eligibility requirements. The plan provides for contributions by the employees based on a percentage of their income. The Company, at its discretion, may make contributions. Matching contributions totaled $1.5 million, $1.2 million and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

18. Commitments and Contingencies
Leases
     The Company leases office space and equipment at its various locations. Most of the Company’s lease terms have escalation clauses and renewal options, typically equal to the original lease term. Total rental expense was $21.1 million, $20.1 million and $13.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.
     Future minimum rental commitments under noncancelable operating leases for the years subsequent to December 31, 2009, are as follows (in thousands):

2010	$17,931
2011	14,396
2012	11,718
2013	9,409
2014	6,456
Thereafter	4,510

$64,420

Contingencies
     On February 14, 2008, the Company received a letter from the Medicaid Fraud Control Unit of the Texas Attorney General’s office notifying the Company that it is conducting an investigation concerning Medicaid hospice services provided by the Company, including the Company’s practices with respect to patient admission and retention, and requesting medical records of approximately 50 patients served by the Company’s programs in the State of Texas. Based on the preliminary stage of this investigation and the limited information that the Company has at this time, the Company cannot predict the outcome of this investigation, the Texas Attorney General’s views of the issues being investigated, any actions that the Texas Attorney General may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources. The Company believes that it is in material compliance with the rules and regulations applicable to the Texas Medicaid hospice program.
     On May 5, 2008, the Company received a letter from the United States Department of Justice (“DOJ”) notifying the Company that it is conducting an investigation of VistaCare, Inc. and requesting that the Company provide certain information and documents related to its investigation of claims submitted by VistaCare to Medicare, Medicaid and TRICARE from January 1, 2003 through March 6, 2008, the date the Company completed the acquisition of VistaCare. The Company was informed that the DOJ and the Medicaid Fraud Control Unit of the Texas Attorney General’s Office are reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of VistaCare. The lawsuit was unsealed on October 5, 2009 and served on the Company on January 28, 2010. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at this time. The Texas Attorney General also filed a notice of non-intervention with the court. While these actions should not be viewed as a final assessment by the DOJ or the Texas Attorney General of the merits of this qui tam action, the Company considers them to be positive developments. The Company continues to cooperate with the DOJ and the Texas Attorney General in their investigation of the Company. Based on the limited information that the Company has at this time, it cannot predict the outcome of the qui tam lawsuit or the related investigation, the DOJ’s or Texas Attorney General’s views of the issues being investigated other than the DOJ’s and Texas Attorney General’s notice declining to intervene in the qui tam action at this time, any actions that the DOJ or the Texas Attorney General may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources.
     The Company has been named in a class action lawsuit filed on November 6, 2008 in Superior Court of California, Los Angeles County by Charlia Cornish (“Cornish”) alleging class-wide wage and hour issues at its

California hospice programs. The suit alleges failure to provide overtime compensation, meal and break periods, accurate itemized wage statements, and timely payment of wages earned upon leaving employment. The purported class includes all persons employed by the Company in California as an admission nurse, a case manager registered nurse, a licensed vocational nurse, a registered nurse, a home health aide, a medical social worker, a triage coordinator, an office manager, a patient care secretary or a spiritual counselor at anytime on or after November 6, 2004. The lawsuit seeks payment of unpaid wages, damages, interest, penalties and reasonable attorneys’ fees and costs. In January 2009 the Company successfully moved the lawsuit to Federal District Court in the Central District of California. On September 21, 2009, the court ruled in the Company’s favor denying plaintiff’s request to amend and granting the Company’s motion for summary judgment dismissing the lawsuit in its entirety. The plaintiff has elected not to appeal the decision dismissing the plaintiff’s lawsuit.
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
     On February 2, 2009, the Company received a subpoena from the United States Office of Inspector General (“OIG”) requesting certain documents related to the Company’s provision of continuous care services from January 1, 2004 through February 2, 2009. On September 9, 2009, the Company received a second subpoena from the OIG requesting medical records for certain patients who had been provided continuous care services by the Company during the same time period. The Company is cooperating with the OIG and is in the process of complying with the subpoena requests. Based on the preliminary stage of this investigation and the limited information that the Company has at this time the Company cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated, any actions that the OIG may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources.
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
     The Company has been named in a class action lawsuit filed on January 25, 2010, in the United States District Court Southern District of Texas Houston Division by Bobby Blevins, a former employee, alleging failure to pay overtime to a purported class of similarly situated hourly-paid current and former nurse employees. The plaintiff seeks to recover unpaid overtime compensation, damages and attorney fees. The Company believes that it has complied with all regulations at issue, and intends to vigorously defend against the claims asserted. Because of the early stage of this suit, the Company cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome.
     On February 23, 2010, the Company received a subpoena from the OIG requesting various documents and certain patient records of one its hospice programs relating to services performed from January 1, 2006 through December 31, 2009. The Company is cooperating with the OIG and is in the process of complying with the subpoena request. Because of the preliminary stage of this investigation and the limited information that the Company has at this time the Company cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated, any actions that the OIG may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources.

     From time to time, the Company may be involved in other litigation matters relating to claims that arise in the ordinary course of its business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to the Company, the Company does not believe that the resolution of these other litigation matters to which the Company is currently a party will have a material adverse effect on the Company’s business, results of operations or liquidity. Accrued legal fees and other reserves at December 31, 2009 and 2008, were $2.8 million and $2.3 million, respectively, which primarily related to these other litigation matters.

19. Segment Information
     The Company currently evaluates performance and allocates resources primarily on the basis of cost per day of care and income from continuing operations. During 2009, the Company reorganized the regions and restated the financial information presented below for current and prior periods. Prior periods have also been restated for the reclassification of discontinued programs to discontinued operations. The distribution by regions of the Company’s net patient service revenue, direct hospice care expenses, income (loss) from continuing operations before other income (expense) (which is used by management for operating performance review), average daily census and total assets are summarized in the following tables:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)
Net patient service revenue:
Northeast	$62,474	$56,987	$38,869
Southeast	56,860	53,098	48,340
South Central	69,286	59,098	47,911
Midwest	105,766	87,263	56,302
Texas	127,855	114,278	62,716
Mountain	74,607	79,261	58,389
West	75,183	70,984	60,708
South	56,264	48,267	13,042
Southwest	57,495	47,591	12,816
Odyssey Support Center	648	(777)	(861)

	$686,438	$616,050	$398,232

Direct hospice care expenses:
Northeast	$34,577	$32,687	$21,511
Southeast	34,370	32,021	30,912
South Central	42,817	38,254	30,057
Midwest	60,585	51,395	32,551
Texas	77,914	71,400	39,677
Mountain	41,788	43,704	32,434
West	38,640	35,791	31,481
South	33,462	28,856	8,183
Southwest	33,494	28,261	6,986
Odyssey Support Center	(873)	(924)	(128)

	$396,774	$361,445	$233,664

Income (loss) from continuing operations before other income (expense):
Northeast	$15,433	$11,617	$8,233
Southeast	9,871	7,799	5,745
South Central	11,702	6,175	6,981
Midwest	23,798	16,277	10,837
Texas	22,100	17,397	7,400
Mountain	18,626	19,982	14,243
West	21,144	20,273	15,056
South	8,251	6,218	1,218
Southwest	12,292	9,273	2,231
VistaCare Support Center	752	(12,522)	—
Odyssey Support Center	(71,589)	(65,951)	(50,231)

	$72,380	$36,538	$21,713

	Year Ended December 31,
	2009	2008	2007
Average Daily Census (unaudited):
Northeast	1,149	1,084	768
Southeast	1,117	1,064	1,067
South Central	1,228	1,125	949
Midwest	1,938	1,689	1,104
Texas	2,389	2,188	1,227
Mountain	1,257	1,366	1,031
West	1,166	1,124	991
South	1,039	926	236
Southwest	1,097	944	276

	12,380	11,510	7,649

	December 31,
	2009	2008
	(In thousands)
Total Assets:
Northeast	$20,800	$20,954
Southeast	20,199	32,935
South Central	40,484	32,369
Midwest	54,033	46,016
Texas	66,128	72,181
Mountain	59,609	58,591
West	19,196	21,305
South	27,353	25,648
Southwest	38,293	35,769
Odyssey Support Center	156,909	115,183

	$503,004	$460,951

20. Unaudited Quarterly Financial Information
     The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein:

	2009 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total net revenues	$167,532	$170,295	$175,234	$173,377
Net income	8,855	8,600	11,780	11,967
Less: Net income attributable to noncontrolling interests	136	81	199	196

Net income attributable to Odyssey stockholders	$8,719	$8,519	$11,581	$11,771

Net income attributable to Odyssey stockholders per share:
Basic	$0.27	$0.26	$0.35	$0.36
Diluted	$0.26	$0.26	$0.35	$0.35
Weighted average shares outstanding — Basic	32,801	32,905	32,932	33,098
Weighted average shares outstanding — Diluted	32,950	33,059	33,332	33,647

	2008 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total net revenues	$122,808	$160,716	$165,241	$167,284
Net income	1,499	1,666	6,022	5,496
Less: Net (loss) income attributable to noncontrolling interests	(33)	13	135	142

Net income attributable to Odyssey stockholders	$1,532	$1,653	$5,887	$5,354

Net income attributable to Odyssey stockholders per share:
Basic	$0.05	$0.05	$0.18	$0.16
Diluted	$0.05	$0.05	$0.18	$0.16
Weighted average shares outstanding — Basic	32,639	32,660	32,670	32,724
Weighted average shares outstanding — Diluted	32,802	32,872	33,052	32,936