Form 10-Q
period 2010-03-31
ODYSSEY HEALTHCARE INC
filed 2010-05-06
CIK 1129623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the issuer’s common stock as of May 3, 2010 was as follows: 33,563,399 shares of Common Stock, $0.001 par value per share.

FORM 10-Q
ODYSSEY HEALTHCARE, INC.
FOR THE QUARTER ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$141,909	$128,632
Accounts receivable from patient services, net of allowance for uncollectible accounts of $13,106 and $12,462 at March 31, 2010 and December 31, 2009, respectively	104,601	110,593
Income taxes receivable	—	352
Deferred tax assets	10,805	10,235
Prepaid expenses and other current assets	5,011	6,017

Total current assets	262,326	255,829
Property and equipment, net of accumulated depreciation	19,907	20,700
Deferred loan costs, net	2,851	3,033
Long-term investments	12,434	12,425
Intangibles, net of accumulated amortization	19,193	19,251
Goodwill	192,057	191,766

Total assets	$508,768	$503,004

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,002	$4,016
Accrued compensation	26,090	31,729
Accrued nursing home costs	17,870	18,144
Accrued Medicare cap contractual adjustments	13,399	18,798
Income taxes payable	4,664	1,504
Other accrued expenses	43,135	42,683
Current maturities of long-term debt	41,625	38,675

Total current liabilities	149,785	155,549
Long-term debt, less current maturities	71,999	76,527
Deferred tax liability	15,028	15,171
Other liabilities	4,345	4,597
Commitments and contingencies	—	—
Equity:
Odyssey stockholders’ equity:
Common stock, $.001 par value: 75,000,000 shares authorized - 38,894,728 and 38,549,833 shares issued at March 31, 2010 and December 31, 2009, respectively.	39	39
Additional paid-in capital	128,637	125,716
Retained earnings	207,830	194,431
Accumulated other comprehensive loss, net of income taxes	(1,367)	(1,481)
Treasury stock, at cost, 5,347,072 shares held at March 31, 2010 and December 31, 2009	(69,954)	(69,954)

Total Odyssey stockholders’ equity	265,185	248,751
Noncontrolling interests	2,426	2,409

Total equity	267,611	251,160

Total liabilities and equity	$508,768	$503,004

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net patient service revenue	$171,496	$167,532
Operating expenses:
Direct hospice care	96,401	98,455
General and administrative – hospice care	32,694	33,800
General and administrative – support center	15,801	15,805
Provision for uncollectible accounts	1,533	2,364
Depreciation	1,745	1,129
Amortization	58	70

Income from continuing operations before other income (expense)	23,264	15,909

Other income (expense):
Interest income	67	166
Interest expense	(1,438)	(1,885)

	(1,371)	(1,719)

Income from continuing operations before provision for income taxes	21,893	14,190
Provision for income taxes	8,115	5,283

Income from continuing operations	13,778	8,907
Loss from discontinued operations, net of income taxes	(126)	(52)

Net income	13,652	8,855
Less: Net income attributable to noncontrolling interests	253	136

Net income attributable to Odyssey stockholders	$13,399	$8,719

Income (loss) per common share:
Basic:
Continuing operations attributable to Odyssey stockholders	$0.41	$0.27
Discontinued operations attributable to Odyssey stockholders	(0.01)	—

Net income attributable to Odyssey stockholders	$0.40	$0.27

Diluted:
Continuing operations attributable to Odyssey stockholders	$0.40	$0.27
Discontinued operations attributable to Odyssey stockholders	—	(0.01)

Net income attributable to Odyssey stockholders	$0.40	$0.26

Weighted average shares outstanding:
Basic	33,344	32,801
Diluted	33,790	32,950

Amounts attributable to Odyssey stockholders:
Income from continuing operations, net of tax	13,525	8,771
Loss from discontinued operations, net of tax	(126)	(52)

Net income	$13,399	$8,719

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional		Accumulated Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Interests	Equity
				(Amounts in thousands)
Balance at December 31, 2009	38,550	39	125,716	194,431	(1,481)	(69,954)	2,409	251,160
Comprehensive income:
Net income	—	—	—	13,399	—	—	253	13,652
Unrealized gain on interest rate swaps, net of income taxes	—	—	—	—	106	—	—	106
Unrealized gain on auction rate securities, net of income taxes	—	—	—	—	8	—	—	8

Total comprehensive income, net of income taxes								13,766
Transactions between Odyssey and noncontrolling interests	—	—	—	—	—	—	(236)	(236)
Share-based compensation	245	—	1,557	—	—	—	—	1,557
Income tax benefit on share-based compensation	—	—	2,140	—	—	—	—	2,140
Shares redeemed for employee tax withholdings	—	—	(2,018)	—	—	—	—	(2,018)
Exercise of stock options	100	—	1,242	—	—	—	—	1,242

Balance at March 31, 2010	38,895	$39	$128,637	$207,830	$(1,367)	$(69,954)	$2,426	$267,611

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Operating Activities:
Net income attributable to Odyssey stockholders	$13,399	$8,719
Adjustments to reconcile net income to net cash provided by operating activities and discontinued operations:
Loss from discontinued operations, net of income taxes	126	52
Net income attributable to noncontrolling interests	253	136
Loss on disposal of property and equipment	6	—
Depreciation and amortization	1,803	1,199
Amortization of deferred loan costs	182	183
Share-based compensation expense	1,557	1,093
Deferred income taxes	(777)	3,808
Provision for uncollectible accounts	1,533	2,364
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable from patient services	4,458	(7,108)
Prepaid expenses and other current assets	1,266	909
Accounts payable, accrued nursing home costs, accrued Medicare cap contractual adjustments and other accrued expenses	(10,898)	(3,497)

Net cash provided by operating activities and discontinued operations	12,908	7,858

Investing Activities:
Cash paid for acquisitions, net of cash acquired	(219)	(205)
Purchases of property and equipment, net	(980)	(1,648)

Net cash used in investing activities	(1,199)	(1,853)

Financing Activities:
Proceeds from exercise of stock options	1,242	26
Cash paid for partnership distributions	(236)	(31)
Tax benefit from share-based compensation	2,140	9
Payments on credit facility	(1,578)	(1,598)

Net cash provided by (used in) financing activities	1,568	(1,594)

Net increase in cash and cash equivalents	13,277	4,411
Cash and cash equivalents, beginning of period	128,632	56,043

Cash and cash equivalents, end of period	$141,909	$60,454

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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
     The Company was incorporated on August 29, 1995 in the state of Delaware and, as of March 31, 2010, had 92 Medicare-certified hospice providers serving patients and their families in 30 states, with significant operations in Texas, California and Arizona.
2. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of the Company. In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Form 10-K filed with the SEC on March 10, 2010. Interim results are not necessarily indicative of the results that may be expected for a full year or any other interim period.
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
     Certain amounts reported in previous years have been reclassified to conform to the 2010 presentation. These reclassifications include the presentation of “income taxes payable” in the consolidated balance sheets and the presentation of “tax benefit from share-based compensation” in the consolidated statements of cash flows. In the period that a component of an entity has been disposed of or classified as held for sale, the results of operations for current and prior periods are reclassified in a single caption titled “discontinued operations.”
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management estimates include an allowance for uncollectible accounts, accrued compensation, accrued Medicare cap contractual allowances, other contractual allowances, accrued nursing home costs, accrued workers’ compensation, accrued patient care costs, accrued income taxes, accrued professional fees, accrued legal settlements, goodwill and intangible asset impairment and share-based compensation expense related to performance based awards. Actual results could differ from those estimates and such differences could be material.
Subsequent Events
     The Company has evaluated subsequent events for recognition and disclosure in the financial statements and has determined that no additional disclosures are necessary.

3. Recent Accounting Pronouncements
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting pronouncement regarding subsequent events (formerly SFAS No. 165 — “Subsequent Events”). This pronouncement, located under FASB Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events,” was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company adopted this pronouncement on a prospective basis effective beginning on April 1, 2009. The adoption of this pronouncement did not have any impact on the Company’s financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement for public companies to disclose the date through which an entity has evaluated subsequent events.
     In June 2009, the FASB issued a new accounting pronouncement regarding variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). This pronouncement, located under FASB ASC Topic 810, “Consolidation,” was issued to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASC Topic 810 requires an enterprise to perform an ongoing analysis to determine whether the enterprise has a controlling financial interest in a variable interest entity. The Company adopted this pronouncement effective beginning on January 1, 2010. The adoption of this pronouncement did not have any impact on the Company’s financial statements.
     In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” This update requires a number of new disclosures including disclosure of significant transfers in or out of Level 1 and Level 2 and the reasons for such transfers, an entity’s policy for determining when transfers between levels are recognized, the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Level 2 or Level 3 and requires the changes in Level 3 fair value measurements to be disclosed separately rather than net. In addition, this update seeks to improve transparency by requiring fair value measurement disclosures for each class of assets and liabilities. The Company adopted this pronouncement effective beginning on January 1, 2010. The adoption of this pronouncement did not have any impact on the Company’s financial statements as it contains only disclosure requirements.
4. Discontinued Operations
     The Company conducts an ongoing strategic review of its hospice programs and evaluates whether to sell or close certain hospice programs based on this strategic review. No programs were held for sale as of March 31, 2010 or December 31, 2009.
     During the second quarter of 2009, the Company recorded a pretax loss of approximately $0.6 million, which was a result of the writedown of assets from $2.1 million to $1.5 million for the Oklahoma City program, including the related inpatient unit. The Company completed the sale of the Oklahoma City program, including the related inpatient unit, on July 13, 2009. The Oklahoma City program and inpatient unit were located in the Company’s South Central region. Net proceeds from the sale were approximately $1.5 million. The $1.5 million received in net proceeds was paid to the Company’s lenders as a mandatory prepayment of principal under the Company’s credit agreement.
     Net revenue and losses for these entities and the write-down of assets sold were included in the consolidated statement of operations as “Loss from discontinued operations, net of income taxes,” for all periods presented. The amounts are as follows (in thousands):

	Three Months
	Ended March 31,
	2010	2009
Net patient service revenue	$(62)	$1,069
Pre-tax loss from operations	$(204)	$(84)
Benefit for income taxes	78	32

Loss from discontinued operations, net of income taxes	$(126)	$(52)

Loss per diluted share	$—	$(0.01)

5. Equity Incentive Plans
     On January 4, 2010, the Company issued grants related to 106,036 time-based restricted stock units (“RSUs”) to certain employees for $1.7 million, which represents the fair value of the awards based on the closing price of the stock of $15.82 per share on the date of grant, which was January 4, 2010. This amount is being recognized as share-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant.
     On January 4, 2010, the Company granted incentive-based RSUs to certain employees. The total number and vesting of the incentive-based RSUs eligible for each award recipient is based upon the Company attaining certain specified earnings per share (“EPS”) from continuing operations targets for 2010. Provided the award recipient remains an employee continuously from the date of grant through the applicable vesting date, one-fourth of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, will vest on the date the Compensation Committee certifies that the EPS target for 2010 has been met. The remaining three-fourths of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, will vest in three equal, annual installments beginning on January 4, 2012. As of March 31, 2010, the Company determined that it was probable that 318,108 of the incentive-based RSUs will be earned and eligible to vest based on a certain EPS target. The fair value of these incentive-based RSUs is $5.0 million, which represents the closing price of the stock of $15.82 per share on the date of grant, which was January 4, 2010. This amount is being recognized as share-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is in accordance with the four-year vesting schedule applicable to the grant.
     On February 10, 2010, the Company issued grants related to 26,550 time-based RSUs to certain employees for $0.4 million, which represents the fair value of the awards based on the closing price of the stock of $15.13 per share on the date of grant, which was February 10, 2010. This amount is being recognized as share-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant.
     On February 10, 2010, the Company granted incentive-based RSUs to certain employees. The total number and vesting of the incentive-based RSUs eligible for each award recipient is based upon the Company attaining certain specified EPS from continuing operations targets for 2010, earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets or other individual performance targets for 2010. Provided the award recipient remains an employee continuously from the date of grant through the applicable vesting date, one-fourth of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable performance target, will vest on the date the Company’s Chief Executive Officer and Chief Financial Officer certify that the applicable targets for 2010 have been met. The remaining three-fourths of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable performance target, will vest in three equal, annual installments beginning on February 10, 2012. As of March 31, 2010, the Company determined that it was probable that 53,100 of the incentive-based RSUs will be earned and eligible to vest based on certain performance targets. The fair value of these incentive-based RSUs is $0.8 million, which represents the closing price of the stock of $15.13 per share on the date of grant. This amount is being recognized as share-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is in accordance with the four-year vesting schedule applicable to the grant.
     The Company recorded $1.6 million and $1.1 million in share-based compensation expense for the three months ended March 31, 2010 and 2009, respectively.

6. Long-term Investments
     As of both March 31, 2010 and December 31, 2009, the Company had long-term investments with a fair-value totaling $12.4 million, consisting of tax exempt auction rate securities (“ARS”). The ARS held by the Company are private placement securities for which the interest rates are reset every 35 days. The reset dates have historically provided a liquid market for these securities as investors historically could readily sell their investments. These types of securities generally have not experienced payment defaults and are backed by student loans, which carry guarantees as provided for under the Federal Family Education Loan Program of the U.S. Department of Education. All of the securities were AAA/Aaa rated at March 31, 2010. To date, the Company has collected all interest payments on all of its ARS when due and expects to continue to do so in the future. The Company intended to liquidate all of its ARS prior to the end of 2009. However, due to the problems experienced in global credit and capital markets generally and the ARS market in particular, the Company’s ability to liquidate its ARS in 2009 and 2010 has been impacted. The Company successfully liquidated $4.1 million of ARS in October 2009, at par. The remaining principal of $13.0 million associated with ARS will not be accessible until successful ARS auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to maturity, or final payments come due according to contractual maturities from 24 to 27 years. The Company expects that it will receive the principal associated with these ARS through one of these means. The Company has classified these ARS as long-term investments.
     To estimate the fair value of the ARS each quarter, the Company prepares a discounted cash flow analysis which is based on an income approach. As of March 31, 2010, the Company had reduced the value of the ARS by $0.6 million. For further discussion on this valuation methodology and the inputs used, see note “12. Fair Value of Financial Instruments.” Changes in the fair value of the ARS are recognized, net of tax, in accumulated other comprehensive income (loss). See note “13. Comprehensive Income.”
     As of March 31, 2010, the Company has determined that their ARS classified as available-for-sale with unrealized losses are not other-than-temporarily impaired. The Company expects to recover the entire cost basis of their ARS. The Company does not intend to sell their ARS until market conditions improve, nor do they expect to be required to sell their ARS. For the three months ended March 31, 2010 and 2009, respectively, the Company did not recognize any credit losses related to its ARS in earnings.
     If the uncertainties in the credit and capital markets continue or these markets deteriorate further, these securities may not provide liquidity to the Company when needed or maintain the fair values estimated by the Company. If the Company had to liquidate any ARS at this time, it could incur significant losses. The Company currently believes that it has sufficient liquidity to fund its current needs without selling any ARS and does not intend to liquidate these securities until market conditions improve, and it is not “more likely than not” that the Company will be required to liquidate any ARS before recovery of their entire cost basis. If the Company’s currently available resources are not sufficient for its needs and it is not able to liquidate any ARS on acceptable terms on a timely basis, it could have a significant adverse impact on the Company’s cash flows, financial condition and results of operations.

7. Earnings Per Share
     The following table presents the calculation of basic and diluted net income attributable to Odyssey stockholders per common share:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands, except per share
	amounts)
Numerator:
Numerator for net income per share
Income from continuing operations	$13,778	$8,907
Loss from discontinued operations, net of income taxes	(126)	(52)
Less: net income attributable to noncontrolling interests	253	136

Net income attributable to Odyssey stockholders	$13,399	$8,719

Denominator:
Weighted average common shares outstanding — basic	33,344	32,801
Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	446	149

Weighted average common shares outstanding — diluted	33,790	32,950

Income (loss) per common share:
Basic:
Continuing operations attributable to Odyssey stockholders	$0.41	$0.27
Discontinued operations attributable to Odyssey stockholders	(0.01)	—

Net income attributable to Odyssey stockholders	$0.40	$0.27

Diluted:
Continuing operations attributable to Odyssey stockholders	$0.40	$0.27
Discontinued operations attributable to Odyssey stockholders	—	(0.01)

Net income attributable to Odyssey stockholders	$0.40	$0.26

     For the three months ended March 31, 2010 and 2009, options outstanding of 576,388 and 1,567,197 were not included in the computation of diluted earnings per share because either the exercise prices of the options were greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares, and thus the inclusion would have been anti-dilutive. In addition, there were 5,295 and 764,628 anti-dilutive shares relating to restricted stock awards that were not included in the computation of diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively.
8. Goodwill and Intangible Assets
     The table below sets forth the changes in the carrying amount of goodwill by segment for the three months ended March 31, 2010 (in thousands):

			South
	Northeast	Southeast	Central	Midwest	Texas	Mountain	West	South	Southwest	Total
January 1, 2010	$9,370	$8,910	$24,572	$22,598	$37,567	$44,888	$7,630	$12,913	$23,318	$191,766
Acquisitions	—	—	—	291	—	—	—	—	—	291
Transfers	—	6,091	6,822	—	—	(44,888)	36,552	(12,913)	8,336	—

March 31, 2010	$9,370	$15,001	$31,394	$22,889	$37,567	$—	$44,182	$—	$31,654	$192,057

     During the first quarter of 2010, the Company reorganized its operating segments to better align its hospice programs. As a result, the Company reallocated goodwill within its segments based on the relative fair value the hospice programs that make up the segment. In determining the fair value of a hospice program, the Company used multiples of EBITDA, which the Company believes correlates with what a market participant would be willing to pay for that program in the current market. Goodwill was then transferred from the old segment to the new segment based on the relative fair value of the hospice program transferred.

     Intangible assets as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-competition agreements	$2,305	$2,207	$2,305	$2,185
Licenses	11,195	—	11,195	—
Trademarks	7,235	—	7,235	—
Other	1,188	523	1,188	487

Totals	$21,923	$2,730	$21,923	$2,672

     Intangible assets amortization expense was $0.1 million for both the three months ended March 31, 2010 and 2009. Estimated intangible assets amortization expense is $0.1 million for 2010, 2011, 2012, 2013, and 2014. Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.
9. Other Accrued Expenses
     Other accrued expenses at March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)
Workers’ compensation	$10,589	$10,172
Inpatient	6,583	6,705
Deferred rent	5,554	5,821
Pharmacy	1,424	851
Medical supplies and durable medical equipment	3,377	3,691
Property taxes	312	357
Medical director fees	765	671
Professional fees	3,847	3,721
Interest	1,105	1,123
Accounts receivable credit balances	2,539	2,338
Other	7,040	7,233

	$43,135	$42,683

10. Borrowings
     At March 31, 2010, the Company had a credit agreement with General Electric Capital Corporation and various other lenders that provides the Company with a $130.0 million term loan (the “Term Loan”) and a $30.0 million revolving line of credit. The Term Loan was primarily used to pay a portion of the purchase price and costs incurred with respect to the acquisition of VistaCare, Inc. (“VistaCare”). The revolving line of credit may be used to fund future acquisitions, working capital, capital expenditures and for general corporate purposes. The borrowing capacity under the revolving line of credit is reduced by any outstanding letters of credit. At March 31, 2010, outstanding letters of credit totaled $8.4 million and are used as collateral for the Company’s self-insured insurance policies. As of March 31, 2010, the borrowing capacity under the revolving line of credit was $21.6 million, of which no amounts were drawn.
     Borrowings under the Term Loan and revolving line of credit bear interest at an applicable margin above an Index Rate (based on the higher of the prime rate or 50 basis points over the federal funds rate) or above LIBOR. At both March 31, 2010 and December 31, 2009, the applicable term loan margin and the applicable revolver margin for LIBOR loans were 2.50% and for Index Rate loans were 1.50%. These margins are based on the Company’s leverage ratio and can vary from 2.50% to 3.25% for LIBOR loans and 1.50% to 2.25% for Index Rate loans.
     In April 2008, the Company entered into two interest rate swap agreements described in note “11. Derivative Instruments and Hedging Activity” that effectively convert a notional amount of $60.0 million of floating rate borrowings to fixed rate borrowings.

     Borrowings outstanding at March 31, 2010 were $113.6 million and carried a weighted-average interest rate of 4.3%, including the effect of the interest rate swaps. At March 31, 2010, $50.4 million of the Term Loan carried interest at LIBOR plus 2.50% (ranging from 2.73% to 2.75%) while $40.0 million of the Term Loan carried interest at a fixed rate of 5.45% and $20.0 million of the Term Loan carried interest at a fixed rate of 5.92% as a result of interest rate swap agreements. The remaining $3.2 million of the Term Loan carried interest at the Index Rate plus 1.50% (4.75%).
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
     The final installment of the Term Loan will be due on February 28, 2014 and the revolving line of credit will expire on February 28, 2013. The revolving line of credit has an unused facility fee of 0.25% per annum. In connection with the acquisition of VistaCare, all of the subsidiaries of VistaCare (together with the Company, and certain of the Company’s subsidiaries, including VistaCare, the “Odyssey Obligors”) have become guarantors of the obligations under the credit agreement and have granted security interests in substantially all of their existing and after-acquired personal property. The Term Loan and the revolving line of credit are secured by substantially all of the Odyssey Obligors’ existing and after-acquired personal property, including the stock of certain subsidiaries owned by the Odyssey Obligors but not party to the credit agreement. The Odyssey Obligors are subject to affirmative and negative covenants under the credit agreement, including financial covenants consisting of a maximum leverage ratio and a minimum fixed charge coverage ratio. At both March 31, 2010 and December 31, 2009, the Company was in compliance with its financial covenants. The Company is subject to mandatory prepayments of principal based on cash proceeds received from the sale of partnership interests and property. During the third quarter of 2009, the Company paid $1.5 million related to mandatory prepayments of principal, which were based on cash proceeds received from the sale of the Oklahoma City program. In addition, the Company is subject to an annual excess cash flow requirement, which may result in the Company having to make additional principal payments on its Term Loan. This amount is calculated and payable at the end of each year based on full year financial results. Based on current and projected financial performance, the Company anticipates having to make an excess cash flow payment of approximately $29.0 million for the year ending December 31, 2010, which has been classified as a current liability on the Company’s consolidated balance sheet as of March 31, 2010. For the year ended December 31, 2009, the Company was obligated to make an excess cash flow payment of $29.3 million. During the first quarter of 2010, the Company’s lenders agreed to waive the required 2009 excess cash flow payment. This waiver allowed the Company to keep $29.3 million of excess cash on hand to fund its growth. There is no assurance such waiver can be obtained in the future. In the future, the Company may be required to make additional mandatory prepayments of principal which could be significant.
11. Derivative Instruments and Hedging Activity
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
     The Company is exposed to credit losses in the event of nonperformance by the counterparties to the two interest rate swap agreements. Management believes that the counterparties are creditworthy and anticipates that the counterparties and the Company will satisfy all obligations under the contracts. As of March 31, 2010, the Company does not expect any amounts to be reclassified within the next twelve months to earnings from accumulated other comprehensive loss related to these cash flow hedges.
     The fair values of the Company’s interest rate swap agreements as presented in the consolidated balance sheets are as follows (in thousands):

Liability Derivatives
	March 31, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
	Other Long Term		Other Long Term
Interest rate swap agreements	Liabilities	$1,578	Liabilities	$1,747

     The effect of the interest rate swap agreements on the Company’s consolidated comprehensive loss, net of related taxes, for the three months ended March 31, is as follows (in thousands):

	Amount of Income/(Loss)
	Recognized		Income/(Loss) Reclassified from
	in Other Comprehensive		Accumulated Other Comprehensive
	Income/(Loss)		Loss to Earnings (effective portion)
	2010	2009	2010	2009
Derivatives designated as cash flow hedges:
Interest rate swap agreements	$106	$(53)	$—	$—

12. Fair Value of Financial Instruments
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
     The Company categorizes its assets and liabilities recorded at fair value based upon the following fair value hierarchy established by the FASB:
•	Level 1 valuations use quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. An active market is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2 valuations use inputs other than actively quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: (a) quoted prices for similar assets or liabilities in active markets, (b) quoted prices for identical or similar assets or liabilities in markets that are not active, (c) inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves observable at commonly quoted intervals and (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 valuations use unobservable inputs for the asset or liability. Unobservable inputs are used to the extent observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

     The table below sets forth our fair value hierarchy for our ARS and interest rate swaps measured at fair value as of March 31, 2010 (in thousands):

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Asset:
Auction rate securities	$—	$—	$12,434	$12,434
Liabilities:
Interest rate swaps	$—	$—	$1,578	$1,578
     The table below sets forth our fair value hierarchy for our ARS and interest rate swaps measured at fair value as of December 31, 2009 (in thousands):

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Asset:
Auction rate securities	$—	$—	$12,425	$12,425
Liabilities:
Interest rate swaps	$—	$—	$1,747	$1,747
     To estimate the fair value of the ARS each quarter, the Company prepares a discounted cash flow analysis which is based on an income approach. The significant inputs used in the analysis include the following: par value of the ARS, maturity period, coupon rate, discount rate and liquidity risk premium rate. The Company used a maturity period of one year, which is when the Company estimates it will be able to liquidate these ARS at par. The coupon rate represents the interest rate being earned on the ARS as of March 31, 2010. The discount rate is a combination of the coupon rate and liquidity risk premium rate and is used to reflect the current reduced liquidity of these ARS. The liquidity risk premium rate was calculated based on the U.S. treasury yields applicable to the ARS maturity dates as of March 31, 2010. During the three months ended March 31, 2010, the Company increased the fair value of the ARS by an immaterial amount based on this analysis. During the three months ended March 31, 2009, the Company reduced the fair value of the ARS by $0.1 million (before taxes) based on this analysis. Changes in the fair value of the ARS are recognized, net of tax in accumulated other comprehensive income (loss).
     Also, at March 31, 2010, the Company had liabilities related to its interest rate swaps of approximately $1.6 million, before income taxes, that were measured at fair value on a recurring basis using the Level 3 valuation methodology. The fair value of the interest rate swaps were derived using a valuation model based on an income approach that calculates the present value of the anticipated future cash flows for both the floating and fixed legs of the swaps utilizing the contractual terms of the swap agreements and observable market-based inputs. The significant contractual inputs used in the valuation model include the following: period to maturity, amortization schedule and the fixed payment rate. The significant market-based inputs used in the valuation model include the following: interest rate curve, risk premium, implied volatility rate and spread for credit risks to evaluate the likelihood of default by the Company or its counterparties.
     There were no significant transfers between levels during the first quarter of 2010. In the event of a transfer, the Company’s policy is to recognize the transfer on the actual date of the event or change in circumstances that caused the transfer. The Company’s cash and cash equivalents are measured at fair value using the Level 1 valuation methodology.

     The following table presents the changes in fair value of the Company’s Level 3 assets and liabilities for the three months ended March 31, 2010 (in thousands):

	Significant
	Unobservable
	Inputs
	(Level 3)
		Interest
	ARS	Rate Swaps
Balance at January 1, 2010	$12,425	$(1,747)
Unrealized gain included in other comprehensive loss (before tax)	9	169

Balance at March 31, 2010	$12,434	$(1,578)

13. Comprehensive Income
     The FASB established guidelines for reporting changes in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income attributable to Odyssey stockholders includes the net change in the fair value of ARS and interest rate swaps, net of income tax, and is included as a component of Odyssey stockholders’ equity.
     The components of comprehensive income, net of income tax, are as follows (in thousands):

	For the three months ended
	March 31,
	2010	2009
Net income	$13,652	$8,855
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on interest rate swaps(1)	106	(53)
Unrealized income (loss) on ARS(2)	8	(79)

Total other comprehensive income (loss), net of tax	114	(132)

Comprehensive income	13,766	8,723
Less: comprehensive income attributable to noncontrolling interests	253	136

Comprehensive income attributable to Odyssey stockholders	$13,513	$8,587

(1)	Unrealized income (loss) on interest rate swaps is recorded net of tax expense (benefit) of $0.1 million and $(29,694) for the three months ended March 31, 2010 and 2009, respectively.

(2)	Unrealized loss on ARS is recorded net of tax expense (benefit) of $214 and $(43,492) for the three months ended March 31, 2010 and 2009, respectively.
     The components of accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	As of	As of
	March 31,	December 31,
	2010	2009
Unrealized loss on interest rate swaps	$(1,012)	$(1,118)
Unrealized loss on ARS	(355)	(363)

Accumulated other comprehensive loss	$(1,367)	$(1,481)

14. Effective Income Tax Rate
     The Company’s provision for income taxes consists of current and deferred federal and state income tax expenses. The Company’s effective tax rate for the three months ended March 31, 2010 and 2009 was 37.5% and 37.6%, respectively. The Company estimates that its effective tax rate for 2010 will be in the range of 37.5% to 38.0%.

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

	Three Months
	Ended March 31,
	2010	2009
Statutory state and federal income tax rate	37.5%	37.6%
Less: net income attributable to noncontrolling interests	(0.4)	(0.4)

Effective income tax rate for controlling interest	37.1%	37.2%

15. Contingencies
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
     On May 5, 2008, the Company received a letter from the United States Department of Justice (“DOJ”) notifying the Company that it is conducting an investigation of VistaCare and requesting that the Company provide certain information and documents related to its investigation of claims submitted by VistaCare to Medicare, Medicaid and TRICARE from January 1, 2003 through March 6, 2008, the date the Company completed the acquisition of VistaCare. The Company was informed that the DOJ and the Medicaid Fraud Control Unit of the Texas Attorney General’s Office are reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of VistaCare. The lawsuit was unsealed on October 5, 2009 and an amended compliant was served on the Company on January 28, 2010. The unsealed amended complaint also contained allegations regarding alleged violations of State laws in the States of Indiana, Massachusetts, Nevada, and New Mexico. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at this time. The Texas Attorney General also filed a notice of non-intervention with the court. While these actions should not be viewed as a final assessment by the DOJ or the Texas Attorney General of the merits of this qui tam action, the Company considers them to be positive developments. The Company continues to cooperate with the DOJ and the Texas Attorney General in their investigation of the Company. Based on the limited information that the Company has at this time, it cannot predict the outcome of the qui tam lawsuit or the related investigation, the DOJ’s or Texas Attorney General’s views of the issues being investigated other than the DOJ’s and Texas Attorney General’s notice declining to intervene in the qui tam action at this time, any actions that the DOJ or the Texas Attorney General may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources.
     On January 5, 2009, the Company received a letter from the Georgia State Health Care Fraud Control Unit notifying the Company that it is conducting an investigation concerning Medicaid hospice services provided by VistaCare from 2003 through 2007, including VistaCare’s practices of providing or making available services related to patients’ terminal illnesses, and requesting certain documents. The Company is cooperating with the Georgia State Health Care Fraud Control Unit and has complied with the document request. Based on the preliminary stage of this investigation and the limited information that the Company has at this time, the Company cannot predict the outcome of the investigation, the Georgia State Health Care Fraud Control Unit’s views of the issues being investigated, any actions that the Georgia State Health Care Fraud Control Unit may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources.
     On February 2, 2009, the Company received a subpoena from the HHS Office of Inspector General (“OIG”) requesting certain documents related to the United States Department of Justice’s (“DOJ”) and the OIG’s investigation of the Company’s provision of continuous care services to Medicare patients from January 1, 2004 through February 2, 2009.  On September 9, 2009, the Company received a second subpoena from the OIG requesting medical records for certain Medicare patients who had been provided continuous care services by the Company during the same time period.  The Company is cooperating with the DOJ and OIG and is in the process of complying with the subpoena requests. Based on the preliminary stage of this investigation and the limited information that the Company has at this time the Company cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated, any actions that the OIG may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources.
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
     On February 23, 2010, the Company received an administrative subpoena for records from the OIG requesting various documents and certain patient records of one its hospice programs relating to services performed from January 1, 2006 through December 31, 2009. The Company is cooperating with the OIG and has completed its subpoena production. Because of the preliminary stage of this investigation and the limited information that the Company has at this time the Company cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated, any actions that the OIG may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources.
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

16. Segment Information
     The Company currently evaluates performance and allocates resources primarily on the basis of cost per day of care and income from continuing operations. From time to time, the Company may reorganize its operating segments to better align its hospice programs. During the first quarter of 2010, the Company reorganized the regions and restated the financial information presented below for current and prior periods. Prior periods have also been restated for the reclassification of discontinued programs to discontinued operations. The distribution by regions of the Company’s net patient service revenue, direct hospice care expenses, income (loss) from continuing operations before other income (expense) (which is used by management for operating performance review), average daily census and total assets are summarized in the following tables:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Net patient service revenue:
Northeast	$15,168	$15,409
Southeast	18,346	17,136
Southwest	18,043	19,785
South Central	28,029	26,519
Texas	32,044	30,654
Midwest	28,258	25,498
West	31,500	32,547
Support Center	108	(16)

	$171,496	$167,532

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Direct hospice care expenses:
Northeast	$8,106	$8,618
Southeast	10,592	10,137
Southwest	10,252	11,442
South Central	16,668	16,448
Texas	19,187	19,323
Midwest	15,498	15,027
West	16,420	17,415
Support Center	(322)	45

	$96,401	$98,455

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Income from continuing operations before other income (expense):
Northeast	$4,026	$3,568
Southeast	3,966	2,883
Southwest	4,166	4,135
South Central	4,730	3,554
Texas	6,514	4,325
Midwest	7,223	4,455
West	9,220	8,634
Support Center	(16,581)	(15,645)

	$23,264	$15,909

	Three Months Ended
	March 31,
	2010	2009
Average Daily Census:
Northeast	1,124	1,152
Southeast	1,442	1,357
Southwest	1,331	1,475
South Central	2,021	1,900
Texas	2,371	2,348
Midwest	2,025	1,891
West	2,009	2,063

	12,323	12,186

	As of	As of
	March 31,	December 31,
	2010	2009
	(in thousands)
Total Assets:
Northeast	$20,314	$20,800
Southeast	27,935	28,995
Southwest	50,012	53,865
South Central	59,030	59,041
Texas	64,055	66,128
Midwest	54,041	54,033
West	64,965	63,233
Support Center	168,416	156,909

	$508,768	$503,004

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     In light of these risks, uncertainties and assumptions and the other risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which reflect management’s views only as of the date hereof. We undertake no obligation to revise or update any of the forward-looking statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained under the heading “Government Regulation and Payment Structure” in “Item 1. Business” and in “ITEM 1A. RISK FACTORS” included in this Quarterly Report on Form 10-Q as well as the disclosures contained under the heading “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2010.
     The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
OVERVIEW
     We are one of the largest providers of hospice care in the United States in terms of both average daily patient census and number of Medicare-certified hospice programs. As of March 31, 2010, we operated 92 Medicare-certified hospice programs, serving patients and their families in 30 states. We operate all of our hospice programs through our operating subsidiaries. During the three months ended March 31, 2010, our average daily census was 12,323 patients, which represents a 1.1% increase over our average daily census of 12,186 patients for the three months ended March 31, 2009. Our net patient service revenue of $171.5 million for the three months ended March 31, 2010 represents an increase of 2.4% over our net patient service revenue of $167.5 million for the three months ended March 31, 2009. We reported net income attributable to Odyssey stockholders of $13.4 million, or $0.40 per diluted share, for the three months ended March 31, 2010, which represents an increase of 53.7% from our net income attributable to Odyssey stockholders of $8.7 million, or $0.26 per diluted share, for the three months ended March 31, 2009.
DEVELOPED HOSPICES
     We have developed the following hospice programs since January 1, 2009:
     During the first quarter of 2010, we received Medicare certification for our Alameda, California and Salem, Oregon hospice programs.
     Once a hospice becomes Medicare certified, the process is started to obtain Medicaid certification. This process takes approximately six months and varies from state to state.
ACQUISITIONS
     We have completed the following acquisitions with operations commencing since January 1, 2009:
     On December 31, 2008, we acquired a hospice program in Flint, Michigan for approximately $0.5 million whose results of operations have been included within our Midwest segment since January 1, 2009.
     On December 31, 2009, we acquired a hospice program in Westchester, Illinois for approximately $3.2 million whose results of operations have been included within our Midwest segment since January 1, 2010.
     On January 26, 2010, we acquired a hospice program in Overland Park, Kansas for approximately $0.3 million whose results of operations have been included within our Midwest segment since that date.
     As part of our ongoing acquisition strategy, we are continually evaluating other potential acquisition opportunities.
DISCONTINUED OPERATIONS
     We conduct ongoing strategic reviews of our hospice programs and evaluate whether to sell or close certain hospice programs based on these reviews. No programs were held for sale as of March 31, 2010 or December 31, 2009.

During the second quarter of 2009, the Company recorded a pretax loss of approximately $0.6 million, which was a result of the writedown of assets from $2.1 million to $1.5 million for the Oklahoma City program, including the related inpatient unit. The Company completed the sale of the Oklahoma City program, including the related inpatient unit, on July 13, 2009. The Oklahoma City program and inpatient unit were located in the Company’s South Central region. Net proceeds from the sale were approximately $1.5 million. The $1.5 million received in net proceeds was paid to the Company’s lenders as a mandatory prepayment of principal under our credit agreement.
     Our results of operations and statistics for prior periods have been restated to reflect the reclassification of these programs to discontinued operations.
NET PATIENT SERVICE REVENUE
     Net patient service revenue is the estimated net realizable revenue from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered to our patients. To determine net patient service revenue, we adjust gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap contractual adjustments. Net patient service revenue does not include charity care or the Medicaid room and board payments. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented approximately 92.8% and 92.9% of our net patient service revenue for the three months ended March 31, 2010 and 2009, respectively. Services provided under Medicaid programs represented approximately 4.0% of our net patient service revenue for both the three months ended March 31, 2010 and 2009, respectively. The payments we receive from Medicare and Medicaid are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.
     The four main levels of care we provide are routine home care, general inpatient care, continuous home care and inpatient respite care. We also receive reimbursement for physician services, self-pay and non-governmental room and board. Routine home care is the largest component of our gross patient service revenue, representing 88.4% and 89.0% of gross patient service revenue for the three months ended March 31, 2010 and 2009, respectively. General inpatient care represented 8.0% and 7.7% of gross patient service revenue for the three months ended March 31, 2010 and 2009, respectively. Continuous home care represented 2.3% and 2.2% of gross patient service revenue for the three months ended March 31, 2010 and 2009, respectively. Inpatient respite care and reimbursement for physician services, self-pay and non-governmental room and board represented the remaining 1.3% and 1.1% of gross patient service revenue for the three months ended March 31, 2010 and 2009, respectively.
     The principal factors that impact net patient service revenue are our average daily census, levels of care, annual changes in Medicare and Medicaid payment rates due to adjustments for inflation and estimated Medicare cap and commercial contractual adjustments. Average daily census is affected by the number of patients referred and admitted into our hospice programs and the average length of stay of those patients once admitted. Average length of stay is impacted by patients’ decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average length of stay was 87 days and 83 days for the three months ended March 31, 2010 and 2009, respectively.
     Base payment rates for hospice services under the Medicare and Medicaid programs are indexed for inflation annually; however, these increases have historically been less than actual inflation. These rates are further adjusted geographically by the hospice wage index. On October 1, 2009 and 2008, the base Medicare payment rates for hospice care increased by approximately 2.1% and 3.6%, respectively, over the base rates previously in effect. On July 31, 2008, the Centers for Medicare and Medicaid Services (“CMS”) published the final rule that modified the hospice wage index by phasing out over a three year period the budget neutrality adjustment factor (“BNAF”). According to the final rule, the phase out would occur over a three year period beginning on October 1, 2008, with 25% of the phase-out becoming effective on October 1, 2008, 50% becoming effective on October 1, 2009 and the balance on October 1, 2010. As part of the American Recovery and Reinvestment Act of 2009, the implementation of the phase-out of the BNAF was delayed until October 1, 2009. CMS began paying providers the estimated 1.1% increase in hospice rates from October 1, 2008 in the middle of 2009. This increase resulted in additional revenues for 2009 from Medicare of $1.4 million related to services performed from October 1, 2008 through December 31, 2008. On July 30, 2009, CMS issued a final rule to update the Medicare hospice wage index and to re-implement the phase-out of the BNAF beginning on October 1, 2009. The phase-out of the BNAF will now occur over a seven year period, 10% in the first year and an additional 15% in each of the following six years. On October 1, 2009, payments to Medicare participating hospices increased by approximately 1.4%. This increase includes the effect of the first year phase-out of the BNAF used in computing the hospice wage index.
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
     Dollar Amount Cap. The Medicare revenue paid to a hospice program from November 1 to October 31 of the following year may not exceed the annual cap amount, which is calculated by using the following formula: the product of the number of admissions to the program by patients who are electing to receive their Medicare hospice benefit for the first time, multiplied by the Medicare cap amount, which for the November 1, 2008 through October 31, 2009 Medicare fiscal year was $23,014. The Medicare cap amount is reduced proportionately for patients who transferred in or out of our hospice programs. The Medicare cap amount is annually adjusted for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. We currently estimate the Medicare cap amount to be approximately $23,875 for the 2010 cap year which is from November 1, 2009 through October 31, 2010.
     Inpatient Care Cap. A hospice program’s inpatient care days, either general inpatient or respite inpatient care and regardless of setting, may not exceed 20% of the program’s total patient care days in the Medicare cap year. None of our hospice programs exceeded the payment limits on general inpatient care services during the three months ended March 31, 2010 or the year ended December 31, 2009.
     The following table shows the amounts accrued and paid for the Medicare cap contractual adjustments for the three months ended March 31, 2010 and for the year ended December 31, 2009, respectively:

	Accrued Medicare Cap Contractual
	Adjustments
	Three Months
	Ended		Year Ended
	March 31,		December 31,
	2010		2009
Beginning balance — accrued Medicare cap contractual adjustments	$18,798		$23,719
Medicare cap contractual adjustments	1,228	(1)	4,565	(2)
Medicare cap contractual adjustments — discontinued operations	72	(3)	(79	)(3)
Payments to Medicare fiscal intermediaries	(6,699)		(9,407)

Ending balance — accrued Medicare cap contractual adjustments	$13,399		$18,798

(1)	Includes additional accrual of $0.3 million and $0.2 million related to the 2008 and 2007 Medicare cap year, respectively.

(2)	Includes an accrual reversal of $1.1 million related to the 2007 Medicare cap year.

(3)	Medicare cap contractual adjustments reclassified to discontinued operations are related to programs we have discontinued and/or sold.
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
     General and administrative expenses for hospice care primarily include non-patient care salaries (including salaries for our executive directors, directors of patient services, patient care managers, community education representatives and other non-patient care staff), payroll taxes, employee benefits for our employees at our hospice programs, office leases, and other operating costs.
     General and administrative expenses for our support center primarily include salaries, payroll taxes and employee benefits for employees located at our support center. These expenses also include our share-based compensation, office lease, professional fees and other operating costs.
     The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for hospice care for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended
	March 31,
	2010	2009
Direct hospice care expenses:
Salaries, benefits and payroll taxes	37.2%	38.9%
Pharmaceuticals	4.8	4.7
Medical equipment and supplies	5.1	5.5
Inpatient costs	2.1	2.0
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	7.0	7.7

Total	56.2%	58.8%

General and administrative expenses — hospice care:
Salaries, benefits and payroll taxes	12.8%	13.4%
Leases	2.6	2.8
Other (including insurance, recruiting, travel, telephone and printing )	3.7	4.0

Total	19.1%	20.2%

     The following table sets forth the cost per day of care represented by the items included in direct hospice care expenses and general and administrative expenses for hospice care for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended
	March 31,
	2010	2009
Direct hospice care expenses:
Salaries, benefits and payroll taxes	$57.58	$59.37
Pharmaceuticals	7.37	7.18
Medical equipment and supplies	7.93	8.38
Inpatient costs	3.27	3.13
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	10.77	11.71

Total	$86.92	$89.77

General and administrative expenses — hospice care:
Salaries, benefits and payroll taxes	$19.81	$20.53
Leases	4.00	4.29
Other (including insurance, recruiting, travel, telephone and printing )	5.67	6.00

Total	$29.48	$30.82

PROVISION FOR INCOME TAXES
     Our provision for income taxes consists of current and deferred federal and state income tax expenses. Our effective tax rate for the three months ended March 31, 2010 and 2009 was 37.5% and 37.6%, respectively. We estimate that our effective tax rate for 2010 will be in the range of 37.5% to 38.0%.
RESULTS OF OPERATIONS
     The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the three months ended March 31, 2010 and 2009, respectively.

	Three Months Ended
	March 31,
	2010	2009
Net patient service revenue	100.0%	100.0%
Operating expenses:
Direct hospice care	56.2	58.8
General and administrative — hospice care	19.1	20.2
General and administrative — support center	9.2	9.4
Provision for uncollectible accounts	0.9	1.4
Depreciation and amortization	1.0	0.7

Income from continuing operations before other income (expense)	13.6	9.5
Other income (expense), net	(0.8)	(1.0)

Income from continuing operations before provision for income taxes	12.8	8.5
Provision for income taxes	4.8	3.2

Income from continuing operations	8.0	5.3
Loss from discontinued operations, net of income taxes	—	—

Net income	8.0%	5.3%
Less: net income attributable to noncontrolling interests	0.2	0.1

Net income attributable to Odyssey Stockholders	7.8%	5.2%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     The following table summarizes and compares our results of operations for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended
	March 31,
	2010	2009	$ Change	% Change
	(in thousands, except % change)
Net patient service revenue	$171,496	$167,532	$3,964	2.4%
Operating expenses:
Direct hospice care	96,401	98,455	(2,054)	(2.1)%
General and administrative — hospice care	32,694	33,800	(1,106)	(3.3)%
General and administrative — support center	15,801	15,805	(4)	(0.0)%
Provision for uncollectible accounts	1,533	2,364	(831)	(35.2)%
Depreciation and amortization	1,803	1,199	604	50.4%

Income from continuing operations before other income (expense)	23,264	15,909	7,355	46.2%
Other income (expense), net	(1,371)	(1,719)	348	20.2%

Income from continuing operations before provision for income taxes	21,893	14,190	7,703	54.3%
Provision for income taxes	8,115	5,283	2,832	53.6%

Income from continuing operations	13,778	8,907	4,871	54.7%
Loss from discontinued operations, net of income taxes	(126)	(52)	(74)	(142.3)%

Net income	13,652	8,855	4,797	54.2%
Less: Net income attributable to noncontrolling interests	253	136	117	86.0%

Net income attributable to Odyssey Stockholders	$13,399	$8,719	$4,680	53.7%

Net Patient Service Revenue
     Net patient service revenue increased $4.0 million, or 2.4%, to $171.5 million for the three months ended March 31, 2010 from $167.5 million for the three months ended March 31, 2009, primarily due to an increase in the net patient service revenue per day along with an increase in the average daily census (“ADC”). Net patient service revenue per day of care was $154.63 and $152.75 for the three months ended March 31, 2010 and 2009, respectively, which was an increase of $1.88, or 1.2%. This increase was primarily due to overall increases in Medicare payment rates for our hospice services of approximately 1.4% effective on October 1, 2009, which was inclusive of the Medicare hospice wage index adjustment. ADC was 12,323 and 12,186 for the three months ended March 31, 2010 and 2009, respectively, which was an increase of 137, or 1.1%. The Medicare cap contractual adjustment decreased $0.1 million, or 7.8%, to $1.2 million for the three months ended March 31, 2010 from $1.3 million for the three months ended March 31, 2009. Medicare revenues represented 92.8% and 92.9% of our net patient service revenue for the three months ended March 31, 2010 and 2009, respectively. Medicaid revenues represented 4.0% of our net patient service revenue for both the three months ended March 31, 2010 and 2009, respectively.
Direct Hospice Care Expenses
     Direct hospice care expenses decreased $2.1 million, or 2.1%, to $96.4 million for the three months ended March 31, 2010 from $98.5 million for the three months ended March 31, 2009, primarily due to a decrease in salaries, benefits and payroll tax expense related to sites that have been consolidated since January 1, 2009, as well as lower health insurance costs. Salaries, benefits and payroll tax expense decreased $1.2 million, or 1.9%, to $63.9 million for the three months ended March 31, 2010 from $65.1 million for the three months ended March 31, 2009. On a per patient day basis, we experienced a decrease of $2.85, or 3.2%, to $86.92 per patient day for the three months ended March 31, 2010 from $89.77 per patient day for the three months ended March 31, 2009. As a percentage of net patient service revenue, our direct hospice care expenses were 56.2% and 58.8% for the three months ended March 31, 2010 and 2009, respectively.
General and Administrative Expenses — Hospice Care
     General and administrative expenses — hospice care decreased $1.1 million, or 3.3%, to $32.7 million for the three months ended March 31, 2010 from $33.8 million for the three months ended March 31, 2009. Of the

$1.1 million decrease, $0.6 million was due to lower employee compensation and benefits costs for non-patient care employees, as well as lower health insurance costs. In addition, approximately $0.3 million of the $1.1 million decrease was related to a lease abandonment charge incurred during the first quarter of 2009 as a result of a site consolidation. On a per patient day basis, we experienced a decrease of $1.34, or 4.3%, to $29.48 per patient day for the three months ended March 31, 2010 from $30.82 per patient day for the three months ended March 31, 2009. As a percentage of net patient service revenue, our general and administrative expenses – hospice care were 19.1% and 20.2% for the three months ended March 31, 2010 and 2009, respectively.
General and Administrative Expenses – Support Center
     General and administrative expenses – support center remained steady at $15.8 million for the three months ended March 31, 2010 and 2009, respectively. As a percentage of net patient service revenue, our general and administrative expenses – support center were 9.2% and 9.4% for the three months ended March 31, 2010 and 2009, respectively.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts decreased $0.9 million, or 35.2%, to $1.5 million for the three months ended March 31, 2010 from $2.4 million for the three months ended March 31, 2009. This decrease was primarily due to the continued significant cash collections we received related to the pre-payment reviews from our fiscal intermediaries for long length of stay patients. As a percentage of net patient service revenue, our provision for uncollectible accounts was 0.9% and 1.4% for the three months ended March 31, 2010 and 2009, respectively.
Depreciation and Amortization Expense
     Depreciation and amortization expense increased $0.6 million, or 50.4%, to $1.8 million for the three months ended March 31, 2010 from $1.2 million for the three months ended March 31, 2009. This increase was primarily due to an adjustment of depreciation expense of $0.6 million during the first quarter of 2009, related to capitalized computer software costs. As a percentage of net patient service revenue, depreciation and amortization expense was 1.0% and 0.7% for the three months ended March 31, 2010 and 2009, respectively.
Other Expense
     Other expense decreased $0.3 million, or 20.2%, to $1.4 million for the three months ended March 31, 2010 from $1.7 million for the three months ended March 31, 2009. The $0.3 million decrease was primarily due to a $0.4 million decrease in interest expense, partially offset by a $0.1 million decrease in interest income. The decrease in interest expense was attributable to a decline in interest rates and lower levels of borrowings during the first quarter of 2010. The decrease in interest income was attributable to a decline in the interest rates being earned on our money market accounts and auction rates securities.
Provision for Income Taxes
     Our provision for income taxes increased $2.8 million, or 53.6%, to $8.1 million for the three months ended March 31, 2010 from $5.3 million for the three months ended March 31, 2009 due to higher income from continuing operations before the provision for income taxes. We had an effective income tax rate of 37.5% and 37.6% for the three months ended March 31, 2010 and 2009, respectively.
LIQUIDITY AND CAPITAL RESOURCES
     Cash and cash equivalents increased $13.3 million, to $141.9 million at March 31, 2010 from $128.6 million at December 31, 2009. As of March 31, 2010, we had working capital of $112.5 million. Our principal liquidity requirements are for debt service, Medicare cap contractual adjustments, working capital, hospice acquisitions, new hospice program and inpatient development, and other capital expenditures. We finance these requirements primarily with existing funds, cash flows from operating activities, borrowings under our credit facility, operating leases and normal trade credit terms.

Operating Activities
     Cash flows provided by operating activities and discontinued operations was $12.9 million and $7.9 million for the three months ended March 31, 2010 and 2009, respectively, and represented net income attributable to Odyssey stockholders, non-cash charges related to depreciation, amortization, share-based compensation and changes in our working capital. The increase in cash provided by operations during the first quarter of 2010 was attributable to an increase in net income attributable to Odyssey stockholders and us collecting cash on our receivables more quickly during the first quarter of 2010 as compared to the first quarter of 2009. Our days sales outstanding, which is a measure of the average number of days that we take to collect our receivables, decreased to 46 days as of March 31, 2010 compared to 59 days as of March 31, 2009. Cash used for operations during the first quarter of 2010 primarily consisted of cash payments for bonuses, payroll and related benefits that were accrued for at December 31, 2009. In addition, we paid $6.7 million for Medicare cap contractual adjustments during the three months ended March 31, 2010 compared to $4.3 million for the same period last year.
Investing Activities
     Cash used in investing activities was $1.2 million for the three months ended March 31, 2010 and $1.9 million for the same period last year. The use of cash in the first quarters of 2010 and 2009 primarily consisted of purchases of property and equipment and cash paid for acquisitions.
Financing Activities
     Cash provided by financing activities was $1.6 million for the three months ended March 31, 2010, compared to cash used in financing activities of $1.6 million for the same period last year. Cash provided by financing activities was primarily due to a $2.1 million income tax benefit relating to share-based compensation and $1.2 million in proceeds from the exercise of stock options. In both the first quarter of 2010 and 2009, we made payments of $1.6 million on our credit facility.
     At March 31, 2010, we had a credit agreement with General Electric Capital Corporation and various other lenders that provides us with a $130.0 million term loan (the “Term Loan”) and a $30.0 million revolving line of credit. The Term Loan was primarily used to pay a portion of the purchase price and costs incurred with respect to the acquisition of VistaCare, Inc. (“VistaCare”). The revolving line of credit may be used to fund future acquisitions, working capital, capital expenditures and for general corporate purposes. The borrowing capacity under the revolving line of credit is reduced by any outstanding letters of credit. At March 31, 2010, outstanding letters of credit totaled $8.4 million and are used as collateral for our self-insured insurance policies. As of March 31, 2010, the borrowing capacity under the revolving line of credit was $21.6 million, of which no amounts were drawn.
     Borrowings under the Term Loan and revolving line of credit bear interest at an applicable margin above an Index Rate (based on the higher of the prime rate or 50 basis points over the federal funds rate) or above LIBOR. At both March 31, 2010 and December 31, 2009, the applicable term loan margin and the applicable revolver margin for LIBOR loans were 2.50% and for Index Rate loans were 1.50%. These margins are based on our leverage ratio and can vary from 2.50% to 3.25% for LIBOR loans and 1.50% to 2.25% for Index Rate loans.
     In April 2008, we entered into two interest rate swap agreements that effectively convert a notional amount of $60.0 million of floating rate borrowings to fixed rate borrowings.
     Borrowings outstanding at March 31, 2010 were $113.6 million and carried a weighted-average interest rate of 4.3%, including the effect of the interest rate swaps. At March 31, 2010, $50.4 million of the Term Loan carried interest at LIBOR plus 2.50% (ranging from 2.73% to 2.75%) while $40.0 million of the Term Loan carried interest at a fixed rate of 5.45% and $20.0 million of the Term Loan carried interest at a fixed rate of 5.92% as a result of interest rate swap agreements. The remaining $3.2 million of the Term Loan carried interest at the Index Rate plus 1.50% (4.75%).
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

     The final installment of the Term Loan will be due on February 28, 2014 and the revolving line of credit will expire on February 28, 2013. The revolving line of credit has an unused facility fee of 0.25% per annum. In connection with the acquisition of VistaCare, all of the subsidiaries of VistaCare (together with us, and certain of our subsidiaries, including VistaCare, the “Odyssey Obligors”) have become guarantors of the obligations under the credit agreement and have granted security interests in substantially all of their existing and after-acquired personal property. The Term Loan and the revolving line of credit are secured by substantially all of the Odyssey Obligors’ existing and after-acquired personal property, including the stock of certain subsidiaries owned by the Odyssey Obligors but not party to the credit agreement. The Odyssey Obligors are subject to affirmative and negative covenants under the credit agreement, including financial covenants consisting of a maximum leverage ratio and a minimum fixed charge coverage ratio. At both March 31, 2010 and December 31, 2009, we were in compliance with our financial covenants. We are subject to mandatory prepayments of principal based on cash proceeds received from the sale of partnership interests and property. During the third quarter of 2009, we paid $1.5 million related to mandatory prepayments of principal, which were based on cash proceeds received from the sale of the Oklahoma City program. In addition, we are subject to an annual excess cash flow requirement, which may result in us having to make additional principal payments on our Term Loan. This amount is calculated and payable at the end of each year based on full year financial results. Based on current and projected financial performance, we anticipate having to make an excess cash flow payment of approximately $29.0 million for the year ending December 31, 2010, which has been classified as a current liability on our consolidated balance sheet as of March 31, 2010. For the year ended December 31, 2009, we were obligated to make an excess cash flow payment of $29.3 million. During the first quarter of 2010, our lenders agreed to waive our required 2009 excess cash flow payment. This waiver allowed us to keep $29.3 million of excess cash on hand to fund our growth. There is no assurance such waiver can be obtained in the future. In the future, we may be required to make additional mandatory prepayments of principal which could be significant.
Auction Rate Securities
     As of both March 31, 2010 and December 31, 2009, we had long-term investments with a fair-value totaling $12.4 million, consisting of tax exempt auction rate securities (“ARS”). These ARS are private placement securities for which the interest rates are reset every 35 days. The reset dates have historically provided a liquid market for these securities as investors historically could readily sell their investments. These types of securities generally have not experienced payment defaults and are backed by student loans, which carry guarantees as provided for under the Federal Family Education Loan Program of the U.S. Department of Education. All of the securities were AAA/Aaa rated at March 31, 2010. To date, we have collected all interest payments on all of our ARS when due and expect to continue to do so in the future. We intended to liquidate all of our ARS prior to the end of 2009. However, due to the problems experienced in global credit and capital markets generally and the ARS market in particular, our ability to liquidate our ARS in 2009 and 2010 has been impacted. We successfully liquidated $4.1 million of ARS in October 2009, at par. The remaining principal of $13.0 million associated with ARS will not be accessible until successful ARS auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to maturity, or final payments come due according to contractual maturities from 24 to 27 years. We expect to receive the principal associated with these ARS through one of these means. We have classified these ARS as long-term investments.
     As of March 31, 2010, we have determined that our ARS classified as available-for-sale with unrealized losses are not other-than-temporarily impaired. We expect to recover the entire cost basis of our ARS. We do not intend to sell our ARS until market conditions improve, nor do we expect to be required to sell our ARS. For the three months ended March 31, 2010 and 2009, respectively, we did not recognize any credit losses related to our ARS in earnings.
     If the uncertainties in the credit and capital markets continue or these markets deteriorate further, these securities may not provide liquidity to us when needed or maintain the fair values estimated by us. If we had to liquidate any ARS at this time, we could incur significant losses. We currently believe we have sufficient liquidity to fund our current needs without selling any ARS and do not intend to liquidate these securities until market conditions improve, and it is not “more likely than not” that we will be required to liquidate any ARS before recovery of our entire cost basis. If our currently available resources are not sufficient for our needs and we are not able to liquidate any ARS on acceptable terms on a timely basis, this could have a significant adverse impact on our cash flows, financial condition and results of operations.
Future Needs
     We expect that our principal liquidity requirements will be for debt service, Medicare cap contractual adjustments, working capital, hospice acquisitions, new hospice program development, and other capital expenditures. We expect that our existing funds, cash flows from operating activities, operating leases, normal trade credit terms and our existing revolving line of credit under our credit facility will be sufficient to fund our principal liquidity requirements for at least 12 months following the date of this Quarterly Report on Form 10-Q. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including receipt of payments for our services, government and private party legal proceedings and investigations, changes in the Medicare per beneficiary cap amount, changes in Medicare payment rates, regulatory changes and compliance with new regulations, expense levels, capital expenditures, development of new hospices and acquisitions and our ability to enter into a new credit agreement on terms satisfactory to us. We do not depend on cash flows from discontinued operations to provide for future liquidity.
OFF-BALANCE SHEET ARRANGEMENTS
     As of March 31, 2010, we did not have any off-balance sheet arrangements.
RECENT ACCOUNTING PRONOUNCEMENTS
     See note “3. Recent Accounting Pronouncements” included elsewhere in this Quarterly Report on Form 10-Q.
PAYMENT, LEGISLATIVE AND REGULATORY CHANGES
     We are highly dependent on payments from the Medicare and Medicaid programs. Approximately 96.8% and 96.9% of our net patient service revenue for the three months ended March 31, 2010 and 2009, respectively, consisted of payments, paid primarily on a per diem basis, from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in regulations or other program requirements governing payments or delivery of care for our services could materially adversely affect our net patient service revenue and profitability. Payment rates under the Medicare and Medicaid programs are indexed for inflation annually; however, the increases have historically been less than actual inflation. On October 1, 2009 and 2008, the base Medicare payment rates for hospice care increased by approximately 2.1% and 3.6%, respectively, over the base rates previously in effect. These rates were further adjusted geographically by the hospice wage index. On July 31, 2008, CMS published the final rule that modified the hospice wage index by phasing out over a three year period the BNAF used in computing the hospice wage index. According to the final rule, the phase-out would occur over a three year period beginning on October 1, 2008, with 25% of the phase-out becoming effective on October 1, 2008, 50% becoming effective on October 1, 2009 and the balance on October 1, 2010. As part of the American Recovery and Reinvestment Act of 2009, the implementation of the phase-out of the BNAF was delayed until October 1, 2009. CMS began paying providers the estimated 1.1% increase in hospice rates from October 1, 2008 in the middle of 2009. On July 30, 2009, CMS issued a final rule to update the Medicare hospice wage index and to re-implement the phase-out of the BNAF beginning on October 1, 2009. The phase-out of the BNAF will now occur over a seven year period, 10% in the first year and an additional 15% in each of the following six years. On October 1, 2009, payments to Medicare participating hospices increased by approximately 1.4%. This increase includes the effect of the first year phase-out of the BNAF used in computing the hospice wage index.
     In March of 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”) was signed into law. The PPACA dramatically alters the United States health care system and is intended to decrease the number of uninsured Americans and reduce overall health care costs, in part through an overall reduction in Medicare and Medicaid program spending. The PPACA also contains a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program and the expansion of False Claims Act liability for the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later.
     The PPACA includes a number of provisions that will affect providers of hospice services such as us. The provisions included in the PPACA that directly affect hospices are described below:
•	Beginning on October 1, 2012 the annual market basket rate increase for hospice providers will be reduced by the sum of (i) 0.3% and (ii) a productivity adjustment.

•	Beginning on or before January 1, 2011, the Secretary of the Department of Health and Human Services must collect various data and update Medicare hospice claims forms and cost reports, which data and information are to be used to implement revisions to the methodology to determine, in regulation, Medicare hospice payment rates for routine home care and other services included in hospice care no earlier than October 1, 2013.

•	Beginning on or after January 1, 2011, a hospice physician or nurse practitioner must have and attest to a face-to-face encounter with each hospice patient to determine continued eligibility for Medicare hospice services prior to the 180th day recertification date and each subsequent 60 day recertification date.

•	Beginning on or after January 1, 2011, the Secretary shall establish a medical review procedure for hospice patients who have received hospice services from a hospice program for more than 180 days if the aggregate number of such long length of stay cases for a particular program exceeds a certain percentage as will be determined by the Secretary.

•	Beginning October 1, 2013, hospice providers will be required to report quality measures. The failure to report such measures would result in a 2% reduction in the annual market basket rate increase for the following year.
     Many of the above hospice provisions will require significant regulatory and other Medicare and Medicaid program actions to implement. For many of the PPACA provisions, we cannot determine the impact of these changes on our operations and profitability until the implementing regulations are issued. We believe that the reduction in the annual market basket rate increase could negatively affect our margins if corresponding cost savings on our operations are not realized. Additionally, the changes after October 1, 2013 to the Medicare payment methodology for routine home care and other services may result in lower reimbursement rates, but we cannot predict the materiality or effect of those changes at this time.
     We cannot predict at this time whether any additional healthcare reform initiatives will be implemented or whether other changes in the administration of governmental healthcare programs, including the potential elimination of Medicaid hospice benefits in some states, or interpretations of governmental policies or other changes affecting the healthcare system will occur. Reductions in amounts paid by government programs for our services or changes in regulations or other Medicare or Medicaid requirements governing payments or delivery of care could cause our net patient service revenue and profits to materially decline.
     In addition, we expect to incur administrative costs in monitoring changes resulting from the healthcare reform legislation, determining the appropriate actions to be taken in response to those changes, and implementing the required action to meet the new requirements and minimize the repercussions of the changes to our organization, reimbursement rates and costs.
INFLATION
     The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures designed to curb increases in operating expenses. However, if our operating expenses increase more rapidly due to inflationary pressures than our rate increases and growth in patient census, this could put pressure on our operating margins. We cannot predict our ability to cover or offset future cost increases.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Changes in interest rates would affect the fair value of our fixed rate debt instruments, but would not have an impact on our earnings or cash flow. We currently have $113.6 million of debt instruments, of which $60.0 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest rates on our variable rate debt instruments, which are tied to the LIBOR, would affect our earnings and cash flows by $0.5 million (pre-tax) per year, but would not affect the fair value of the variable rate debt.
ITEM 4. CONTROLS AND PROCEDURES
     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010 at the reasonable assurance level.
     There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     On May 5, 2008, we received a letter from the United States Department of Justice (“DOJ”) notifying us that it is conducting an investigation of VistaCare and requesting that we provide certain information and documents related to its investigation of claims submitted by VistaCare to Medicare, Medicaid and TRICARE from January 1, 2003 through March 6, 2008, the date we completed the acquisition of VistaCare. We were informed that the DOJ and the Medicaid Fraud Control Unit of the Texas Attorney General’s Office are reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of VistaCare. The lawsuit was unsealed on October 5, 2009 and an amended compliant was served to us on January 28, 2010. The unsealed amended complaint also contained allegations regarding alleged violations of State laws in the States of Indiana, Massachusetts, Nevada, and New Mexico. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at this time. The Texas Attorney General also filed a notice of non-intervention with the court. While these actions should not be viewed as a final assessment by the DOJ or the Texas Attorney General of the merits of this qui tam action, we consider them to be positive developments. We continue to cooperate with the DOJ and the Texas Attorney General in their investigation of us. Based on the limited information that we have at this time, we cannot predict the outcome of the qui tam lawsuit or the related investigation, the DOJ’s or Texas Attorney General’s views of the issues being investigated other than the DOJ’s and Texas Attorney General’s notice declining to intervene in the qui tam action at this time, any actions that the DOJ or the Texas Attorney General may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.
     On January 5, 2009, we received a letter from the Georgia State Health Care Fraud Control Unit notifying us that it is conducting an investigation concerning Medicaid hospice services provided by VistaCare from 2003 through 2007, including VistaCare’s practices of providing or making available services related to patients’ terminal illnesses, and requesting certain documents. We are cooperating with the Georgia State Health Care Fraud Control Unit and have complied with the document request. Based on the preliminary stage of this investigation and the limited information that we have at this time, we cannot predict the outcome of the investigation, the Georgia State Health Care Fraud Control Unit’s views of the issues being investigated, any actions that the Georgia State Health Care Fraud Control Unit may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.
     On February 2, 2009, we received a subpoena from the HHS Office of Inspector General (“OIG”) requesting certain documents related to the United States Department of Justice’s (“DOJ”) and the OIG’s investigation of our provision of continuous care services to Medicare patients from January 1, 2004 through February 2, 2009. On September 9, 2009, we received a second subpoena from the OIG requesting medical records for certain Medicare patients who had been provided continuous care services by us during the same time period. We are cooperating with the DOJ and OIG and have complied with the subpoena requests. Based on the preliminary stage of this investigation and the limited information that we have at this time we cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated, any actions that the OIG may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.
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
     On February 23, 2010, we received an administrative subpoena for records from the OIG requesting various documents and certain patient records of one our hospice programs relating to services performed from January 1, 2006 through December 31, 2009. We are cooperating with the OIG and have completed our subpoena production. Because of the preliminary stage of this investigation and the limited information that we have at this time we cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated, any actions that the OIG may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.
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
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. Except as set forth below, we are currently unaware of any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009; however, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
     We cannot predict the effect that health care reform and other changes in government programs may have on our business, financial condition, results of operations or cash flows.
     In March of 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”) was signed into law. The PPACA dramatically alters the United States health care system and is intended to decrease the number of uninsured Americans and reduce overall health care costs, in part through an overall reduction in Medicare and Medicaid program spending. The PPACA contains a number of provisions designed to significantly reduce Medicare and Medicaid program spending, including reductions in Medicare market basket updates for hospice providers that are scheduled to take effect on October 1, 2012. The PPACA also contains a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program and the expansion of False Claims Act liability for the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later.

     It is difficult to predict the full impact of the PPACA due to the law’s complexity and current lack of implementing regulations or interpretive guidance. Furthermore, many of the provisions of the PPACA will not become effective until October 1, 2012 or later and could be delayed or even blocked due to court challenges. Additionally, there may be efforts to repeal or amend the law. Because over 95% of our revenues are derived from government health care programs, principally Medicare and Medicaid, reductions in amounts paid by government programs for our services or changes in regulations or other Medicare or Medicaid requirements governing payments or delivery of care could cause our net patient service revenue and profits to materially decline. See “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – PAYMENT, REGULATORY AND LEGISLATIVE CHANGES”

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated January 15, 2008, among Odyssey HealthCare Holding Company, OHC Investment, Inc. and VistaCare, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on January 15, 2008)

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

3.3	First Amendment to the Second Amended and Restated Bylaws of Odyssey HealthCare, Inc., effective as of December 20, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on December 21, 2007)

3.4	Second Amendment to the Second Amended and Restated Bylaws of Odyssey HealthCare, Inc., effective as of May 20, 2008, (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 20, 2008)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)

4.2	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.3	Rights Agreement dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

31.1*	Certification required by Rule 13a-14(a), dated May 6, 2010, by Robert A. Lefton, Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a), dated May 6, 2010, by R. Dirk Allison, Chief Financial Officer

32.1**	Certification required by Rule 13a-14(b), dated May 6, 2010, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY HEALTHCARE, INC.
Date: May 6, 2010	By:	/s/ Robert A. Lefton
Robert A. Lefton
President and Chief Executive Officer

Date: May 6, 2010	By:	/s/ R. Dirk Allison
R. Dirk Allison
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated January 15, 2008, among Odyssey HealthCare Holding Company, OHC Investment, Inc. and VistaCare, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on January 15, 2008)

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

3.3	First Amendment to the Second Amended and Restated Bylaws of Odyssey HealthCare, Inc., effective as of December 20, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on December 21, 2007)

3.4	Second Amendment to the Second Amended and Restated Bylaws of Odyssey HealthCare, Inc., effective as of May 20, 2008, (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 20, 2008)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)

4.2	Second Amended and Restated Registration Rights Agreement, dated July 1, 1998, by and among Odyssey HealthCare, Inc. and the security holders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

4.3	Rights Agreement dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.3 hereto))

31.1*	Certification required by Rule 13a-14(a), dated May 6, 2010, by Robert A. Lefton, Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a), dated May 6, 2010, by R. Dirk Allison, Chief Financial Officer

32.1**	Certification required by Rule 13a-14(b), dated May 6, 2010, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.