Form 10-Q
period 2010-06-30
ODYSSEY HEALTHCARE INC
filed 2010-07-28
CIK 1129623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 23, 2010, there were 33,685,292 outstanding shares of the issuer’s Common Stock, $0.001 par value per share.

FORM 10-Q
ODYSSEY HEALTHCARE, INC.
FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$164,501	$128,632
Accounts receivable from patient services, net of allowance for uncollectible accounts of $11,903 and $12,462 at June 30, 2010 and December 31, 2009, respectively	102,984	110,593
Income taxes receivable	4,023	352
Deferred tax assets	10,219	10,235
Prepaid expenses and other current assets	5,770	6,017

Total current assets	287,497	255,829
Property and equipment, net of accumulated depreciation	19,064	20,700
Deferred loan costs, net	2,669	3,033
Long-term investments	—	12,425
Intangibles, net of accumulated amortization	19,155	19,251
Goodwill	192,390	191,766

Total assets	$520,775	$503,004

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,586	$4,016
Accrued compensation	27,675	31,729
Accrued nursing home costs	17,347	18,144
Accrued Medicare cap contractual adjustments	13,690	18,798
Income taxes payable	—	1,504
Other accrued expenses	44,681	42,683
Current maturities of long-term debt	33,340	38,675

Total current liabilities	140,319	155,549
Long-term debt, less current maturities	77,128	76,527
Deferred tax liability	15,261	15,171
Other liabilities	2,687	4,597
Commitments and contingencies	—	—
Equity:
Odyssey stockholders’ equity:
Common stock, $.001 par value: 75,000,000 shares authorized - 39,032,364 and 38,549,833 shares issued at June 30, 2010 and December 31, 2009, respectively	39	39
Additional paid-in capital	131,849	125,716
Retained earnings	221,808	194,431
Accumulated other comprehensive loss, net of income taxes	(763)	(1,481)
Treasury stock, at cost, 5,347,072 shares held at June 30, 2010 and December 31, 2009	(69,954)	(69,954)

Total Odyssey stockholders’ equity	282,979	248,751
Noncontrolling interests	2,401	2,409

Total equity	285,380	251,160

Total liabilities and equity	$520,775	$503,004

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net patient service revenue	$176,227	$170,295	$347,723	$337,827
Operating expenses:
Direct hospice care	98,032	99,444	194,433	197,899
General and administrative – hospice care	31,913	34,131	64,607	67,931
General and administrative – support center	19,110	16,841	34,911	32,646
Provision for uncollectible accounts	877	2,506	2,410	4,869
Depreciation	1,673	1,731	3,418	2,860
Amortization	38	70	96	141

Income from continuing operations before other income (expense)	24,584	15,572	47,848	31,481

Other income (expense):
Interest income	103	121	170	287
Interest expense	(1,434)	(1,606)	(2,872)	(3,491)

	(1,331)	(1,485)	(2,702)	(3,204)

Income from continuing operations before provision for income taxes	23,253	14,087	45,146	28,277
Provision for income taxes	8,975	5,065	17,090	10,347

Income from continuing operations	14,278	9,022	28,056	17,930

Loss from discontinued operations, net of income taxes	(71)	(422)	(197)	(475)

Net income	14,207	8,600	27,859	17,455
Less: Net income attributable to noncontrolling interests	229	81	482	217

Net income attributable to Odyssey stockholders	$13,978	$8,519	$27,377	$17,238

Income (loss) per common share:
Basic:
Continuing operations attributable to Odyssey stockholders	$0.42	$0.27	$0.82	$0.54
Discontinued operations attributable to Odyssey stockholders	—	(0.01)	—	(0.02)

Net income attributable to Odyssey stockholders	$0.42	$0.26	$0.82	$0.52

Diluted:
Continuing operations attributable to Odyssey stockholders	$0.41	$0.27	$0.81	$0.54
Discontinued operations attributable to Odyssey stockholders	—	(0.01)	(0.01)	(0.02)

Net income attributable to Odyssey stockholders	$0.41	$0.26	$0.80	$0.52

Weighted average shares outstanding:
Basic	33,624	32,905	33,485	32,853
Diluted	34,465	33,059	34,114	33,020
Amounts attributable to Odyssey stockholders:
Income from continuing operations, net of tax	14,049	8,941	27,574	17,713
Loss from discontinued operations, net of tax	(71)	(422)	(197)	(475)

Net income	$13,978	$8,519	$27,377	$17,238

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional		Accumulated Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Income / (Loss)	Stock	Interests	Equity
	(Amounts in thousands)
Balance at January 1, 2010	38,550	39	125,716	194,431	(1,481)	(69,954)	2,409	251,160
Comprehensive income:
Net income	—	—	—	27,377	—	—	482	27,859
Unrealized gain on interest rate swaps, net of income taxes	—	—	—	—	355	—	—	355
Unrealized gain on auction rate securities, net of income taxes	—	—	—	—	363	—	—	363

Total comprehensive income, net of income taxes								28,577
Transactions between Odyssey and noncontrolling interests	—	—	—	—	—	—	(490)	(490)
Share-based compensation	307	—	3,357	—	—	—	—	3,357
Income tax benefit on share-based compensation	—	—	2,438	—	—	—	—	2,438
Shares redeemed for employee tax withholdings	—	—	(2,122)	—	—	—	—	(2,122)
Exercise of stock options	175	—	2,460	—	—	—	—	2,460

Balance at June 30, 2010	39,032	$39	$131,849	$221,808	$(763)	$(69,954)	$2,401	$285,380

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Operating Activities:
Net income attributable to Odyssey stockholders	$27,377	$17,238
Adjustments to reconcile net income to net cash provided by operating activities and discontinued operations:
Loss from discontinued operations, net of income taxes	197	475
Net income attributable to noncontrolling interests	482	217
Loss on disposal of property and equipment	3	—
Depreciation and amortization	3,514	3,001
Amortization of deferred loan costs	364	364
Share-based compensation expense	3,357	2,455
Deferred income taxes	(321)	3,624
Provision for uncollectible accounts	2,410	4,869
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable from patient services	5,193	(3,414)
Prepaid expenses and other current assets	(3,590)	692
Accounts payable, accrued nursing home costs, accrued Medicare cap contractual adjustments and other accrued expenses	(13,421)	(7,991)

Net cash provided by operating activities and discontinued operations	25,565	21,530

Investing Activities:
Cash paid for acquisitions, net of cash acquired	(566)	(205)
Sales of auction rate securities	13,000	—
Purchases of property and equipment, net	(1,804)	(3,351)

Net cash provided by (used in) investing activities	10,630	(3,556)

Financing Activities:
Proceeds from exercise of stock options	2,460	43
Cash paid for partnership distributions	(490)	(148)
Tax benefit (expense) from share-based compensation	2,438	(8)
Payments on credit facility	(4,734)	(3,197)

Net cash used in financing activities	(326)	(3,310)

Net increase in cash and cash equivalents	35,869	14,664
Cash and cash equivalents, beginning of period	128,632	56,043

Cash and cash equivalents, end of period	$164,501	$70,707

The accompanying notes are an integral part of these financial statements.

ODYSSEY HEALTHCARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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
     The Company was incorporated on August 29, 1995 in the state of Delaware and, as of June 30, 2010, had 92 Medicare-certified hospice providers serving patients and their families in 30 states, with significant operations in Texas, California and Arizona.
2. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of the Company. In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010 and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010 filed with the SEC on May 6, 2010. Interim results are not necessarily indicative of the results that may be expected for a full year or any other interim period.
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

3. Pending Merger
     On May 23, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gentiva Health Services, Inc., a Delaware corporation (“Gentiva”), and GTO Acquisition Corp., a Delaware corporation wholly-owned by Gentiva (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and as a subsidiary wholly-owned by Gentiva (the “Merger”). Upon consummation of the Merger, each issued and outstanding share of the Company’s common stock, par value $0.001 per share, will be converted into the right to receive $27.00 in cash, without interest and subject to any applicable withholding of taxes.
     Consummation of the Merger is subject to customary conditions, including adoption of the Merger Agreement by the Company’s stockholders and the absence of legal restraints. Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Merger Agreement, including, with respect to the Company, customary covenants regarding operation of the business of the Company prior to closing. The applicable 30-day waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 expired on July 6, 2010.
     The Merger Agreement included a “go-shop” process during which the Company was permitted to encourage and solicit proposals for a competing transaction from third parties from May 23, 2010 through 11:59 p.m., Central time, on June 22, 2010. Odyssey conducted the “go-shop” process with the assistance of Goldman, Sachs & Co. (“Goldman”), the Company’s financial advisor, in connection with the Merger. During the “go-shop” period, Goldman held discussions on behalf of the Company with potential buyers but did not receive any alternative acquisition proposals.
     The Merger Agreement contains certain termination rights for both the Company and Gentiva. The right of the Company to terminate the Merger Agreement to accept a superior proposal is subject to the right of Gentiva to match any such proposal and the payment of a termination fee to Gentiva of $28.9 million.
     The parties have agreed that the Merger Agreement is subject to specific performance in the event of breach by any party.
     The Company has established Friday, July 2, 2010 as the record date for determining stockholders entitled to vote at the special meeting of stockholders to be held on Monday, August 9, 2010. At the special meeting, stockholders of record will consider and vote upon proposal (i) to approve the Merger and adopt the Merger Agreement and (ii) to adjourn the special meeting, if necessary or appropriate, to solicit additional proxies if there are not sufficient votes at the time of the special meeting to approve the Merger and adopt the Merger Agreement. The transaction is expected to close during the month of August, subject to the satisfaction of standard closing conditions, including approval by the Company’s stockholders.
     The Company incurred approximately $2.1 million in expenses during both the three and six month periods ended June 30, 2010, related to the proposed Merger, which are included in “general and administrative – support center” on the Company’s consolidated statements of income.
     For further information related to the Merger, see the Company’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on July 9, 2010. The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement filed as an exhibit to the Company’s Form 8-K filing on May 24, 2010.
4. Recent Accounting Pronouncements
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
     In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.” This update requires a number of new disclosures including disclosure of significant transfers in or out of Level 1 and Level 2 and the reasons for such transfers, an entity’s policy for determining when transfers between levels are recognized, the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Level 2 or Level 3 and requires the changes in Level 3 fair value measurements to be disclosed separately rather than net. In addition, this update seeks to improve transparency by requiring fair value measurement disclosures for each class of assets and liabilities. The Company adopted this pronouncement effective beginning on January 1, 2010. The adoption of this pronouncement did not have any impact on the Company’s financial statements as it contains only disclosure requirements.
5. Discontinued Operations
     The Company conducts an ongoing strategic review of its hospice programs and evaluates whether to sell or close certain hospice programs based on this strategic review. No programs were held for sale as of June 30, 2010 or December 31, 2009.
     During the second quarter of 2009, the Company recorded a pretax loss of approximately $0.6 million, which was a result of the writedown of assets from $2.1 million to $1.5 million for the Oklahoma City program, including the related inpatient unit. The Company completed the sale of the Oklahoma City program, including the related inpatient unit, on July 13, 2009. The Oklahoma City program and inpatient unit were located in the Company’s South Central region. Net proceeds from the sale were approximately $1.5 million. The $1.5 million received in net proceeds were paid to the Company’s lenders as a mandatory prepayment of principal under the Company’s credit agreement.
     Net revenue and losses for these entities and the write-down of assets sold were included in the consolidated statement of operations as “Loss from discontinued operations, net of income taxes,” for all periods presented. The amounts are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net patient service revenue	$(10)	$1,053	$(72)	$2,122
Pre-tax loss from operations	$(115)	$(684)	$(320)	$(769)
Benefit for income taxes	44	262	123	294

Loss from discontinued operations, net of income taxes	$(71)	$(422)	$(197)	$(475)

Loss per diluted share	$—	$(0.01)	$(0.01)	$(0.02)

     Loss from discontinued operations (net of income taxes) for the three and six months ended June 30, 2010, represent the extinguishment of an office lease and Medicare cap contractual adjustments related to programs that were discontinued during 2008 and 2007.
6. Equity Incentive Plans
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
     On January 4, 2010, the Company granted incentive-based RSUs to certain employees. The total number and vesting of the incentive-based RSUs eligible for each award recipient is based upon the Company attaining certain specified earnings per share (“EPS”) from continuing operations targets for 2010. Provided the award recipient remains an employee continuously from the date of grant through the applicable vesting date, one-fourth of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, will vest on the date the Compensation Committee certifies that the EPS target for 2010 has been met. The remaining three-fourths of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable EPS target, will vest in three equal, annual installments beginning on January 4, 2012. As of June 30, 2010, the Company determined that it was probable that 318,108 of the incentive-based RSUs will be earned and eligible to vest based on a certain EPS target. The fair value of these incentive-based RSUs is $5.0 million, which represents the closing price of the stock of $15.82 per share on the date of grant, which was January 4, 2010. This amount is being recognized as share-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is in accordance with the four-year vesting schedule applicable to the grant.
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
     On February 10, 2010, the Company granted incentive-based RSUs to certain employees. The total number and vesting of the incentive-based RSUs eligible for each award recipient is based upon the Company attaining certain specified EPS from continuing operations targets for 2010, earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets or other individual performance targets for 2010. Provided the award recipient remains an employee continuously from the date of grant through the applicable vesting date, one-fourth of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable performance target, will vest on the date the Company’s Chief Executive Officer and Chief Financial Officer certify that the applicable targets for 2010 have been met. The remaining three-fourths of the incentive-based RSUs eligible for vesting for each award recipient, based on the satisfaction of the applicable performance target, will vest in three equal, annual installments beginning on February 10, 2012. As of June 30, 2010, the Company determined that it was probable that 53,100 of the incentive-based RSUs will be earned and eligible to vest based on certain performance targets. The fair value of these incentive-based RSUs is $0.8 million, which represents the closing price of the stock of $15.13 per share on the date of grant. This amount is being recognized as share-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is in accordance with the four-year vesting schedule applicable to the grant.
     On April 15, 2010, the Company issued grants related to 45,000 time-based RSUs to certain employees for $0.9 million, which represents the fair value of the awards based on the closing price of the stock of $19.13 per share on the date of grant, which was April 15, 2010. This amount is being recognized as share-based compensation expense on a straight-line basis over the four-year period following the date of grant, which is based on the four-year vesting schedule applicable to the grant.
     On May 7, 2010, the Company issued grants related to 20,800 time-based restricted stock awards (“RSAs”) to its non-employee directors for $0.4 million, which represents the fair value of the awards based on the closing price of the stock of $18.98 per share on the date of grant, which was May 7, 2010. This amount is being recognized as share-based compensation expense on a straight-line basis over the one-year period following the date of grant, which is based on the one-year vesting schedule applicable to the grant.
     The Company recorded $1.8 million and $1.4 million in share-based compensation expense for the three months ended June 30, 2010 and 2009, respectively. Share-based compensation expense was $3.4 million and $2.5 million for the six months ended June 30, 2010 and 2009, respectively. The pending Merger had no impact on share-based compensation expense recorded during the three and six months ended June 30, 2010. Upon consummation of the Merger, all options, RSUs and RSAs would vest and be converted into the right to receive $27.00 in cash per share, without interest and subject to any applicable withholding of taxes.

7. Long-term Investments
     During the second quarter of 2010, the Company successfully liquidated all of its tax exempt auction rate securities (“ARS”) at par for $13.0 million. At December 31, 2009, the Company had ARS with a fair-value totaling $12.4 million, which were classified as long-term investments on the Company’s consolidated balance sheet. To estimate the fair value of the ARS each quarter, the Company prepared a discounted cash flow analysis which is based on an income approach. At the liquidation date, the Company increased the value of the ARS by $0.6 million (before taxes) to bring the fair value back up to the par value. For further discussion on this valuation methodology and the inputs used, see note “13. Fair Value of Financial Instruments.” Changes in the fair value of the ARS are recognized, net of tax, in accumulated other comprehensive income (loss). See note “14. Comprehensive Income.”
8. Earnings Per Share
     The following table presents the calculation of basic and diluted net income attributable to Odyssey stockholders per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Numerator for net income per share
Income from continuing operations	$14,278	$9,022	$28,056	$17,930
Loss from discontinued operations, net of income taxes	(71)	(422)	(197)	(475)
Less: net income attributable to noncontrolling interests	229	81	482	217

Net income attributable to Odyssey stockholders	$13,978	$8,519	$27,377	$17,238

Denominator:
Weighted average common shares outstanding – basic	33,624	32,905	33,485	32,853
Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	841	154	629	167

Weighted average common shares outstanding – diluted	34,465	33,059	34,114	33,020

Income (loss) per common share:
Basic:
Continuing operations attributable to Odyssey stockholders	$0.42	$0.27	$0.82	$0.54
Discontinued operations attributable to Odyssey stockholders	—	(0.01)	—	(0.02)

Net income attributable to Odyssey stockholders	$0.42	$0.26	$0.82	$0.52

Diluted:
Continuing operations attributable to Odyssey stockholders	$0.41	$0.27	$0.81	$0.54
Discontinued operations attributable to Odyssey stockholders	—	(0.01)	(0.01)	(0.02)

Net income attributable to Odyssey stockholders	$0.41	$0.26	$0.80	$0.52

     For the three months ended June 30, 2010 and 2009, options outstanding of 125,248 and 1,580,485 were not included in the computation of diluted earnings per share because either the exercise prices of the options were greater than the average market price of the common stock or the total assumed proceeds under the treasury stock method resulted in negative incremental shares, and thus the inclusion would have been anti-dilutive. For the six months ended June 30, 2010 and 2009 anti-dilutive options outstanding were 264,184 and 1,580,485, respectively. In addition, there were 153,310 anti-dilutive shares relating to restricted stock awards that were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2009. There were no anti-dilutive shares relating to restricted stock awards for the three and six months ended June 30, 2010.

9. Goodwill and Intangible Assets
     The table below sets forth the changes in the carrying amount of goodwill by segment for the six months ended June 30, 2010 (in thousands):

			South
	Northeast	Southeast	Central	Midwest	Texas	Mountain	West	South	Southwest	Total
January 1, 2010	$9,370	$8,910	$24,572	$22,598	$37,567	$44,888	$7,630	$12,913	$23,318	$191,766
Acquisitions	—	—	—	624	—	—	—	—	—	624
Transfers	—	6,091	6,822	—	—	(44,888)	36,552	(12,913)	8,336	—

June 30, 2010	$9,370	$15,001	$31,394	$23,222	$37,567	$—	$44,182	$—	$31,654	$192,390

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
     Intangible assets as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-competition agreements	$2,305	$2,214	$2,305	$2,185
Licenses	11,195	—	11,195	—
Trademarks	7,235	—	7,235	—
Other	1,188	554	1,188	487

Totals	$21,923	$2,768	$21,923	$2,672

     Intangible assets amortization expense was approximately $38,000 and $70,000 for the three months ended June 30, 2010 and 2009, respectively, and approximately $0.1 million for both the six months ended June 30, 2010 and 2009. Estimated intangible assets amortization expense is $0.1 million for 2010, 2011, 2012, 2013, and 2014. Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions and other factors.
10. Other Accrued Expenses
     Other accrued expenses at June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009
	(in thousands)
Workers’ compensation	$11,207	$10,172
Inpatient	6,902	6,705
Deferred rent	5,624	5,821
Pharmacy	799	851
Medical supplies and durable medical equipment	2,983	3,691
Property taxes	474	357
Medical director fees	770	671
Professional fees	4,179	3,721
Interest	1,096	1,123
Interest rate swap liabilities	1,177	—
Accounts receivable credit balances	4,509	2,338
Other	4,961	7,233

	$44,681	$42,683

11. Borrowings
     At June 30, 2010, the Company had a credit agreement with General Electric Capital Corporation and various other lenders that provides the Company with a $130.0 million term loan (the “Term Loan”) and a $30.0 million revolving line of credit. The Term Loan was primarily used to pay a portion of the purchase price and costs incurred with respect to the acquisition of VistaCare, Inc. (“VistaCare”). The revolving line of credit may be used to fund future acquisitions, working capital, capital expenditures and for general corporate purposes. The borrowing capacity under the revolving line of credit is reduced by any outstanding letters of credit. At June 30, 2010, outstanding letters of credit totaled $9.9 million and are used as collateral for the Company’s self-insured insurance policies. As of June 30, 2010, the borrowing capacity under the revolving line of credit was $20.1 million, of which no amounts were drawn.
     Borrowings under the Term Loan and revolving line of credit bear interest at an applicable margin above an Index Rate (based on the higher of the prime rate or 50 basis points over the federal funds rate) or above LIBOR. At both June 30, 2010 and December 31, 2009, the applicable term loan margin and the applicable revolver margin for LIBOR loans were 2.50% and for Index Rate loans were 1.50%. These margins are based on the Company’s leverage ratio and can vary from 2.50% to 3.25% for LIBOR loans and 1.50% to 2.25% for Index Rate loans.
     In April 2008, the Company entered into two interest rate swap agreements described in note “12. Derivative Instruments and Hedging Activity” that effectively convert a notional amount of $60.0 million of floating rate borrowings to fixed rate borrowings.
     Borrowings outstanding at June 30, 2010 were $110.5 million and carried a weighted-average interest rate of 4.4%, including the effect of the interest rate swaps. At June 30, 2010, $47.3 million of the Term Loan carried interest at LIBOR plus 2.50% (2.85%) while $40.0 million of the Term Loan carried interest at a fixed rate of 5.45% and $20.0 million of the Term Loan carried interest at a fixed rate of 5.92% as a result of interest rate swap agreements. The remaining $3.2 million of the Term Loan carried interest at the Index Rate plus 1.50% (4.75%).
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
     The final installment of the Term Loan will be due on February 28, 2014 and the revolving line of credit will expire on February 28, 2013. The revolving line of credit has an unused facility fee of 0.25% per annum. In connection with the acquisition of VistaCare, all of the subsidiaries of VistaCare (together with the Company, and certain of the Company’s subsidiaries, including VistaCare, the “Odyssey Obligors”) have become guarantors of the obligations under the credit agreement and have granted security interests in substantially all of their existing and after-acquired personal property. The Term Loan and the revolving line of credit are secured by substantially all of the Odyssey Obligors’ existing and after-acquired personal property, including the stock of certain subsidiaries owned by the Odyssey Obligors but not party to the credit agreement. The Odyssey Obligors are subject to affirmative and negative covenants under the credit agreement, including financial covenants consisting of a maximum leverage ratio and a minimum fixed charge coverage ratio. At both June 30, 2010 and December 31, 2009, the Company was in compliance with its financial covenants. The Company is subject to mandatory prepayments of principal based on cash proceeds received from the sale of partnership interests and property. During the third quarter of 2009, the Company paid $1.5 million related to mandatory prepayments of principal, which were based on cash proceeds received from the sale of the Oklahoma City program. In addition, the Company is subject to an annual excess cash flow requirement, which may result in the Company having to make additional principal payments on its Term Loan. This amount is calculated and payable at the end of each year based on full year financial results. Based on current and projected financial performance, the Company anticipates having to make an excess cash flow payment of approximately $20.7 million for the year ending December 31, 2010, which has been classified as a current liability on the Company’s consolidated balance sheet as of June 30, 2010. For the year ended December 31, 2009, the Company was obligated to make an excess cash flow payment of $29.3 million. During the first quarter of 2010, the Company’s lenders agreed to waive the required 2009 excess cash flow payment. This waiver allowed the Company to keep $29.3 million of excess cash on hand to fund its growth. There is no assurance such waiver can be obtained in the future. In the future, the Company may be required to make additional mandatory prepayments of principal which could be significant.

12. Derivative Instruments and Hedging Activity
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
     The Company is exposed to credit losses in the event of nonperformance by the counterparties to the two interest rate swap agreements. Management believes that the counterparties are creditworthy and anticipates that the counterparties and the Company will satisfy all obligations under the contracts. As of June 30, 2010, the Company does not expect any amounts to be reclassified within the next twelve months to earnings from accumulated other comprehensive loss related to these cash flow hedges, however, if the pending Merger is completed all amounts due under the Company’s existing credit facility will be paid in full and the interest rate swaps will be terminated. In the event of an early termination of the interest rate swaps, a payment equal to the mark-to-market liability on the date of termination and any accrued interest will be owed by the Company. The termination would require the Company to reclassify any amounts relating to these cash flow hedges from accumulated other comprehensive loss to earnings.
     The fair values of the Company’s interest rate swap agreements as presented in the consolidated balance sheets are as follows (in thousands):

Liability Derivatives
	June 30, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap agreements	Other Accrued Expenses	$1,177	Other Liabilities	$1,747

     The effect of the interest rate swap agreements on the Company’s consolidated comprehensive loss, net of related taxes, for the three months ended June 30, is as follows (in thousands):

	Amount of Income/(Loss)
	Recognized		Income/(Loss) Reclassified from
	in Other Comprehensive		Accumulated Other Comprehensive
	Income/(Loss)		Loss to Earnings (effective portion)
	2010	2009	2010	2009
Derivatives designated as cash flow hedges:
Interest rate swap agreements	$249	$165	$—	$—

     The effect of the interest rate swap agreements on the Company’s consolidated comprehensive loss, net of related taxes, for the six months ended June 30, is as follows (in thousands):

	Amount of Income/(Loss)
	Recognized		Income/(Loss) Reclassified from
	in Other Comprehensive		Accumulated Other Comprehensive
	Income/(Loss)		Loss to Earnings (effective portion)
	2010	2009	2010	2009
Derivatives designated as cash flow hedges:
Interest rate swap agreements	$355	$112	$—	$—

13. Fair Value of Financial Instruments
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
     The Company categorizes its assets and liabilities recorded at fair value based upon the following fair value hierarchy established by the FASB:
•	Level 1 valuations use quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. An active market is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2 valuations use inputs other than actively quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: (a) quoted prices for similar assets or liabilities in active markets, (b) quoted prices for identical or similar assets or liabilities in markets that are not active, (c) inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves observable at commonly quoted intervals and (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 valuations use unobservable inputs for the asset or liability. Unobservable inputs are used to the extent observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
     The table below sets forth our fair value hierarchy for our interest rate swaps measured at fair value as of June 30, 2010 (in thousands):

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Interest rate swaps	$—	$—	$1,177	$1,177

     The table below sets forth our fair value hierarchy for our ARS and interest rate swaps measured at fair value as of December 31, 2009 (in thousands):

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Asset:
Auction rate securities	$—	$—	$12,425	$12,425
Liabilities:
Interest rate swaps	$—	$—	$1,747	$1,747
     To estimate the fair value of the ARS each quarter, the Company prepared a discounted cash flow analysis which is based on an income approach. The significant inputs used in the analysis include the following: par value of the ARS, maturity period, coupon rate, discount rate and liquidity risk premium rate. The Company used a maturity period of one year, which is when the Company estimated it would be able to liquidate these ARS at par. The coupon rate represents the interest rate being earned on the ARS as of the end of the most recent quarter. The discount rate is a combination of the coupon rate and liquidity risk premium rate and was used to reflect the current reduced liquidity of these ARS. The liquidity risk premium rate was calculated based on the U.S. treasury yields applicable to the ARS maturity dates as of the end of the most recent quarter. Changes in the fair value of the ARS were recognized, net of tax in accumulated other comprehensive income (loss). The ARS were liquidated at par during the second quarter of 2010. See note “14. Comprehensive Income.”
     Also, at June 30, 2010, the Company had liabilities related to its interest rate swaps of approximately $1.2 million, before income taxes, that were measured at fair value on a recurring basis using the Level 3 valuation methodology. The fair value of the interest rate swaps were derived using a valuation model based on an income approach that calculates the present value of the anticipated future cash flows for both the floating and fixed legs of the swaps utilizing the contractual terms of the swap agreements and observable market-based inputs. The significant contractual inputs used in the valuation model include the following: period to maturity, amortization schedule and the fixed payment rate. The significant market-based inputs used in the valuation model include the following: interest rate curve, risk premium, implied volatility rate and spread for credit risks to evaluate the likelihood of default by the Company or its counterparties.
     There were no significant transfers between Levels 1 and 2 during the six months ended June 30, 2010. In the event of a transfer, the Company’s policy is to recognize the transfer on the actual date of the event or change in circumstances that caused the transfer. The Company’s cash and cash equivalents are measured at fair value using the Level 1 valuation methodology.
     The following table presents the changes in fair value of the Company’s Level 3 assets and liabilities for the three months ended June 30, 2010 (in thousands):

	Significant Unobservable
	Inputs
	(Level 3)
		Interest
	ARS	Rate Swaps
Balance at April 1, 2010	$12,434	$(1,578)
Unrealized gain included in other comprehensive income (loss), before tax	566	401
Sales of ARS	(13,000)	—

Balance at June 30, 2010	$—	$(1,177)

     The following table presents the changes in fair value of the Company’s Level 3 assets and liabilities for the six months ended June 30, 2010 (in thousands):

	Significant Unobservable
	Inputs
	(Level 3)
		Interest
	ARS	Rate Swaps
Balance at January 1, 2010	$12,425	$(1,747)
Unrealized gain included in other comprehensive income (loss), before tax	575	570
Sales of ARS (transfer to Level 1)	(13,000)	—

Balance at June 30, 2010	$—	$(1,177)

14. Comprehensive Income
     The FASB established guidelines for reporting changes in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income attributable to Odyssey stockholders includes the net change in the fair value of ARS and interest rate swaps, net of income tax, and is included as a component of Odyssey stockholders’ equity.
     The components of comprehensive income, net of income tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$14,207	$8,600	$27,859	$17,455
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swaps(1)	249	165	355	112
Unrealized gain (loss) on ARS(2)	355	(74)	363	(153)

Total other comprehensive income (loss), net of tax	604	91	718	(41)

Comprehensive income	14,811	8,691	28,577	17,414
Less: comprehensive income attributable to noncontrolling interests	229	81	482	217

Comprehensive income attributable to Odyssey stockholders	$14,582	$8,610	$28,095	$17,197

(1)	Unrealized gain on interest rate swaps is recorded net of tax expense of $0.2 million for both the three and six months ended June 30, 2010 and $0.1 million for both the three and six months ended June 30, 2009.

(2)	Unrealized gain (loss) on ARS is recorded net of tax expense (benefit) of $0.2 million for both the three and six months ended June 30, 2010 and $(0.1) million for both the three and six months ended June 30, 2009.
     The components of accumulated other comprehensive income (loss), net of income taxes, are as follows (in thousands):

	As of	As of
	June 30,	December 31,
	2010	2009
Unrealized loss on interest rate swaps	$(763)	$(1,118)
Unrealized loss on ARS	—	(363)

Accumulated other comprehensive loss	$(763)	$(1,481)

15. Effective Income Tax Rate
     The Company’s provision for income taxes consists of current and deferred federal and state income tax expenses. The Company’s effective tax rate for the three months ended June 30, 2010 and 2009 was 39.0% and 36.2%, respectively. The Company’s effective tax rate for the six months ended June 30, 2010 and 2009 was 38.3% and 36.9%, respectively. The increase in the effective tax rate is related to a higher percentage of taxable earnings due to the Company’s increasing income before taxes and a decrease in employment related federal tax credits. The Company estimates that its effective tax rate for 2010 will be in the range of 38.0% to 38.5%.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Statutory state and federal income tax rate	39.0%	36.2%	38.3%	36.9%
Less: net income attributable to noncontrolling interests	0.4	0.3	0.4	0.3

Effective income tax rate for controlling interest	38.6%	35.9%	37.9%	36.6%

16. Contingencies
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
     On May 5, 2008, the Company received a letter from the United States Department of Justice (“DOJ”) notifying the Company that it is conducting an investigation of VistaCare and requesting that the Company provide certain information and documents related to its investigation of claims submitted by VistaCare to Medicare, Medicaid and TRICARE from January 1, 2003 through March 6, 2008, the date the Company completed the acquisition of VistaCare. The Company was informed that the DOJ and the Medicaid Fraud Control Unit of the Texas Attorney General’s Office are reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of VistaCare. The lawsuit was unsealed on October 5, 2009 and an amended complaint was served on the Company on January 28, 2010. The unsealed amended compliant also contained allegations regarding alleged violations of State laws in the States of Indiana, Massachusetts, Nevada, and New Mexico. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at this time. The Texas Attorney General also filed a notice of non-intervention with the court. While these actions should not be viewed as a final assessment by the DOJ or the Texas Attorney General of the merits of this qui tam action, the Company considers them to be positive developments. The Company continues to cooperate with the DOJ and the Texas Attorney General in their investigation of VistaCare. Based on the limited information that the Company has at this time, it cannot predict the outcome of the qui tam lawsuit or the related investigation, the DOJ’s or the Texas Attorney General’s views of the issues being investigated other than the DOJ’s and the Texas Attorney General’s notice declining to intervene in the qui tam action at this time, any actions that the DOJ or the Texas Attorney General may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources.
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

     On February 2, 2009, the Company received a subpoena from the United States Department of Health and Human Services Office of Inspector General (“OIG”) requesting certain documents related to the United States Department of Justice’s (“DOJ”) and the OIG’s investigation of the Company’s provision of continuous care services to Medicare patients from January 1, 2004 through February 2, 2009. On September 9, 2009, the Company received a second subpoena from the OIG requesting medical records for certain Medicare patients who had been provided continuous care services by the Company during the same time period. The Company is cooperating with the DOJ and OIG and is in the process of complying with the subpoena requests. Based on the preliminary stage of this investigation and the limited information that the Company has at this time the Company cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated, any actions that the OIG may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources.
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
     The Company has been named in a collective action lawsuit filed on January 25, 2010, in the United States District Court Southern District of Texas Houston Division by Bobby Blevins, a former employee, alleging failure to pay overtime to a purported class of similarly situated hourly-paid current and former nurse employees. The plaintiff seeks to recover unpaid overtime compensation, damages and attorney fees. The Company believes that it has complied with all regulations at issue, and intends to vigorously defend against the claims asserted. Because of the early stage of this suit, the Company cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome.
     On February 23, 2010, the Company received an administrative subpoena for records from the OIG requesting various documents and certain patient records of one of its hospice programs relating to services performed from January 1, 2006 through December 31, 2009. The Company is cooperating with the OIG and has completed its subpoena production. Because of the preliminary stage of this investigation and the limited information that the Company has at this time the Company cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated, any actions that the OIG may take or the impact, if any, that the investigation may have on the Company’s business, results of operations, liquidity or capital resources.
     Three lawsuits have been filed in connection with the Merger. The first, filed on May 27, 2010, is captioned Pompano Beach Police & Firefighters’ Retirement System v. Odyssey Healthcare, Inc., et al., Cause No. CC-10-03561-E in the County Court at Law No. 5 in Dallas County, Texas. The second, filed on June 9, 2010, is captioned Eric Hemminger, et al. v. Richard Burnham, et al., Cause No. DC-10-06982, in the 14th Judicial District Court, Dallas County, Texas. The third, filed on July 7, 2010, is captioned Hansen v. Odyssey Healthcare, Inc., et al., Case 3:10-cv-01305-G in the United States District Court for the Northern District of Texas. All three suits name the Company, the members of the Company’s board of directors, Gentiva, and Merger Sub as defendants. All three lawsuits are brought by purported stockholders of the Company, both individually and on behalf of a putative class of stockholders, alleging that the Company’s board of directors breached its fiduciary duties in connection with the Merger by failing to maximize stockholder value, and that the Company and Gentiva aided and abetted the purported breaches. The Pompano Beach Police and Firefighters suit seeks additional proxy disclosures regarding the Merger. The petitions each seek equitable relief, including, among other things, to enjoin consummation of the Merger, rescission of the Merger Agreement, and an award of all costs of the action, including reasonable attorneys’ fees. The Company believes none of the suits have merit.
     From time to time, the Company may be involved in other litigation and regulatory matters relating to claims that arise in the ordinary course of its business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to the Company, the Company does not believe that the resolution of these other litigation and regulatory matters to which the Company is currently a party will have a material adverse effect on the Company’s business, results of operations or liquidity.

17. Segment Information
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net patient service revenue:
Northeast	$16,094	$15,434	$31,263	$30,843
Southeast	19,215	17,334	37,562	34,470
Southwest	18,359	19,182	36,402	38,967
South Central	29,852	27,621	57,881	54,140
Texas	32,473	31,866	64,516	62,520
Midwest	28,660	26,646	56,918	52,144
West	31,818	31,635	63,318	64,182
Support Center	(244)	577	(137)	561

	$176,227	$170,295	$347,723	$337,827

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Direct hospice care expenses:
Northeast	$8,183	$8,766	$16,289	$17,384
Southeast	10,902	10,508	21,494	20,645
Southwest	10,130	11,584	20,382	23,026
South Central	18,128	17,250	34,796	33,698
Texas	19,190	19,627	38,377	38,951
Midwest	15,823	14,731	31,321	29,758
West	16,467	17,078	32,887	34,493
Support Center	(791)	(100)	(1,113)	(56)

	$98,032	$99,444	$194,433	$197,899

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Income from continuing operations before other income (expense):
Northeast	$4,903	$3,297	$8,929	$6,865
Southeast	4,864	2,846	8,859	5,757
Southwest	4,932	3,400	9,098	7,534
South Central	5,539	4,013	10,362	7,662
Texas	7,134	5,082	13,736	9,488
Midwest	7,798	6,909	15,161	11,479
West	9,516	7,959	18,736	16,592
Support Center	(20,102)	(17,934)	(37,033)	(33,896)

	$24,584	$15,572	$47,848	$31,481

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Average Daily Census:
Northeast	1,168	1,134	1,146	1,143
Southeast	1,500	1,392	1,471	1,375
Southwest	1,340	1,462	1,335	1,468
South Central	2,111	1,955	2,066	1,928
Texas	2,366	2,377	2,370	2,361
Midwest	2,047	1,894	2,036	1,893
West	2,056	2,054	2,032	2,059

	12,588	12,268	12,456	12,227

	As of	As of
	June	December
	30, 2010	31, 2009
	(in thousands)
Total Assets:
Northeast	$20,689	$20,800
Southeast	27,019	28,995
Southwest	49,555	53,865
South Central	57,159	59,041
Texas	63,918	66,128
Midwest	54,345	54,033
West	64,342	63,233
Support Center	183,748	156,909

	$520,775	$503,004

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
     In addition to the risks, uncertainties and assumptions listed above, we face risks associated with our pending merger with Gentiva Health Services, Inc. Such risks, uncertainties and assumptions include, but are not limited to, the ability to obtain regulatory approval for the transaction; the expected timing of the completion of the transaction; management plans regarding the transaction; the inability to complete the transaction due to the failure to satisfy the conditions required to complete the transaction; the risk that the businesses of ours and Gentiva will not be integrated successfully, or will take longer than anticipated; the risk that expected cost savings from the transaction will not be achieved or unexpected costs will be incurred; any statements of the plan, strategies and objectives of management for future operations; the risk that disruptions from the transaction will harm relationships with employees, referral sources, patients and suppliers; and the outcome of litigation and regulatory proceedings to which we may be a party.
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
OVERVIEW
     We are one of the largest providers of hospice care in the United States in terms of both average daily patient census and number of Medicare-certified hospice programs. As of June 30, 2010, we operated 92 Medicare-certified hospice programs, serving patients and their families in 30 states. We operate all of our hospice programs through our operating subsidiaries. During the six months ended June 30, 2010, our average daily census was 12,456 patients, which represents a 1.9% increase over our average daily census of 12,227 patients for the six months ended June 30, 2009. Our net patient service revenue of $347.7 million for the six months ended June 30, 2010 represents an increase of 2.9% over our net patient service revenue of $337.8 million for the six months ended June 30, 2009. We reported net income attributable to Odyssey stockholders of $27.4 million, or $0.80 per diluted share, for the six months ended June 30, 2010, which represents an increase of 58.8% from our net income attributable to Odyssey stockholders of $17.2 million, or $0.52 per diluted share, which includes a $0.5 million loss from discontinued operations, net of taxes, for the six months ended June 30, 2009.
PENDING MERGER
     On May 23, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gentiva Health Services, Inc., a Delaware corporation (“Gentiva”), and GTO Acquisition Corp., a Delaware corporation wholly-owned by Gentiva (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, with us continuing as the surviving corporation and as a subsidiary wholly-owned by Gentiva (the “Merger”). Upon consummation of the Merger, each issued and outstanding share of our common stock, par value $0.001 per share, will be converted into the right to receive $27.00 in cash, without interest and subject to any applicable withholding of taxes.
     Consummation of the Merger is subject to customary conditions, including adoption of the Merger Agreement by our stockholders and the absence of legal restraints. Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Merger Agreement, including, with respect to us, customary covenants regarding operation of our business prior to closing. The applicable 30-day waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 expired on July 6, 2010.
     The Merger Agreement included a “go-shop” process during which we were permitted to encourage and solicit proposals for a competing transaction from third parties from May 23, 2010 through 11:59 p.m., Central time, on

     June 22, 2010. We conducted the “go-shop” process with the assistance of Goldman, Sachs & Co. (“Goldman”), our financial advisor, in connection with the Merger. During the “go-shop” period, Goldman held discussions on our behalf with potential buyers but did not receive any alternative acquisition proposals.
     The Merger Agreement contains certain termination rights for both us and Gentiva. Our right to terminate the Merger Agreement to accept a superior proposal is subject to the right of Gentiva to match any such proposal and the payment of a termination fee to Gentiva of $28.9 million.
     The parties have agreed that the Merger Agreement is subject to specific performance in the event of breach by any party.
     We established Friday, July 2, 2010 as the record date for determining stockholders entitled to vote at the special meeting of stockholders to be held on Monday, August 9, 2010. At the special meeting, stockholders of record will consider and vote upon proposal (i) to approve the Merger and adopt the Merger Agreement and (ii) to adjourn the special meeting, if necessary or appropriate, to solicit additional proxies if there are not sufficient votes at the time of the special meeting to approve the Merger and adopt the Merger Agreement. The transaction is expected to close during the month of August, subject to the satisfaction of standard closing conditions, including approval by our stockholders.
     We incurred approximately $2.1 million in expenses during both the three and six month periods ended June 30, 2010, related to the proposed Merger, which are included in “general and administrative – support center” on our consolidated statements of income.
     For further information related to the Merger, see our Definitive Proxy Statement on Schedule 14A as filed with the SEC on July 9, 2010. The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement filed as an exhibit to our Form 8-K filing on May 24, 2010.
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
DISCONTINUED OPERATIONS
     We conduct ongoing strategic reviews of our hospice programs and evaluate whether to sell or close certain hospice programs based on these reviews. No programs were held for sale as of June 30, 2010 or December 31, 2009.

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
     Our results of operations and statistics for prior periods have been restated to reflect the reclassification of discontinued programs to discontinued operations. Loss from discontinued operations (net of income taxes) for the three and six months ended June 30, 2010, represent the extinguishment of an office lease and Medicare cap contractual adjustments related to programs that were discontinued during 2008 and 2007.
NET PATIENT SERVICE REVENUE
     Net patient service revenue is the estimated net realizable revenue from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered to our patients. To determine net patient service revenue, we adjust gross patient service revenue for estimated contractual adjustments based on historical experience and estimated Medicare cap contractual adjustments. Net patient service revenue does not include charity care or the Medicaid room and board payments. We recognize net patient service revenue in the month in which our services are delivered. Services provided under the Medicare program represented 92.9% and 93.0% of our net patient service revenue for both the three and six months ended June 30, 2010 and 2009, respectively. Services provided under Medicaid programs represented 4.0% and 3.9% of our net patient service revenue for the three months ended June 30, 2010 and 2009, respectively, and represented 4.0% of our net patient service revenue for both the six months ended June 30, 2010 and 2009, respectively. The payments we receive from Medicare and Medicaid are calculated using daily or hourly rates for each of the four levels of care we deliver and are adjusted based on geographic location.
     The four main levels of care we provide are routine home care, general inpatient care, continuous home care and inpatient respite care. We also receive reimbursement for physician services, self-pay and non-governmental room and board. Routine home care is the largest component of our gross patient service revenue, representing 88.6% and 89.6% of gross patient service revenue for the three months ended June 30, 2010 and 2009, respectively, and 88.5% and 89.3% of gross patient service revenue for the six months ended June 30, 2010 and 2009, respectively. General inpatient care represented 7.8% and 7.2% of gross patient service revenue for the three months ended June 30, 2010 and 2009, respectively, and 7.9% and 7.4% of gross patient service revenue for the six months ended June 30, 2010 and 2009, respectively. Continuous home care represented 2.3% and 2.1% of gross patient service revenue for the three months ended June 30, 2010 and 2009, respectively, and 2.3% and 2.2% of gross patient service revenue for the six months ended June 30, 2010 and 2009, respectively. Inpatient respite care and reimbursement for physician services, self-pay and non-governmental room and board represented the remaining 1.3% and 1.1% of gross patient service revenue for the three months ended June 30, 2010 and 2009, respectively and 1.3% and 1.1% of gross patient service revenue for the six months ended June 30, 2010 and 2009, respectively.
     The principal factors that impact net patient service revenue are our average daily census, levels of care, annual changes in Medicare and Medicaid payment rates due to adjustments for inflation and estimated Medicare cap and commercial contractual adjustments. Average daily census is affected by the number of patients referred and admitted into our hospice programs and the average length of stay of those patients once admitted. Average length of stay is impacted by patients’ decisions of when to enroll in hospice care after diagnoses of terminal illnesses and, once enrolled, the length of the terminal illnesses. Our average length of stay was 80 days and 79 days for the three months ended June 30, 2010 and 2009, respectively, and 84 days and 81 days for the six months ended June 30, 2010 and 2009, respectively.
     Base payment rates for hospice services under the Medicare and Medicaid programs are indexed for inflation annually; however, these increases have historically been less than actual inflation. These rates are further adjusted geographically by the hospice wage index. On October 1, 2009 and 2008, the base Medicare payment rates for hospice care increased by approximately 2.1% and 3.6%, respectively, over the base rates previously in effect. On July 31, 2008, the Centers for Medicare and Medicaid Services (“CMS”) published the final rule that modified the hospice wage index by phasing out over a three year period the budget neutrality adjustment factor (“BNAF”). According to the final rule, the phase out would occur over a three year period beginning on October 1, 2008, with

25% of the phase-out becoming effective on October 1, 2008, 50% becoming effective on October 1, 2009 and the balance on October 1, 2010. As part of the American Recovery and Reinvestment Act of 2009, the implementation of the phase-out of the BNAF was delayed until October 1, 2009. CMS began paying providers the estimated 1.1% increase in hospice rates from October 1, 2008 in the middle of 2009. This increase resulted in additional revenues for 2009 from Medicare of $1.4 million related to services performed from October 1, 2008 through December 31, 2008. On July 30, 2009, CMS issued a final rule to update the Medicare hospice wage index and to re-implement the phase-out of the BNAF beginning on October 1, 2009. The phase-out of the BNAF will now occur over a seven year period, 10% in the first year and an additional 15% in each of the following six years. On July 22, 2010 CMS announced that effective October 1, 2010, base payment rates to Medicare participating hospices will increase by approximately 1.8%. This increase includes the effect of the second year phase-out of the BNAF used in computing the hospice wage index.
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
     Dollar Amount Cap. The Medicare revenue paid to a hospice program from November 1 to October 31 of the following year may not exceed the annual cap amount, which is calculated by using the following formula: the product of the number of admissions to the program by patients who are electing to receive their Medicare hospice benefit for the first time, multiplied by the Medicare cap amount, which for the November 1, 2008 through October 31, 2009 Medicare fiscal year was $23,014. The Medicare cap amount is reduced proportionately for patients who transferred in or out of our hospice programs. The Medicare cap amount is annually adjusted for inflation, but is not adjusted for geographic differences in wage levels, although hospice per diem payment rates are wage indexed. On July 23, 2010 CMS announced that the Medicare cap amount is $23,875 for the 2010 cap year which is from November 1, 2009 through October 31, 2010.
     Inpatient Care Cap. A hospice program’s inpatient care days, either general inpatient or respite inpatient care and regardless of setting, may not exceed 20% of the program’s total patient care days in the Medicare cap year. None of our hospice programs exceeded the payment limits on general inpatient care services during the year ended December 31, 2009.
     The following table shows the amounts accrued and paid for the Medicare cap contractual adjustments for the six months ended June 30, 2010 and for the year ended December 31, 2009, respectively:

	Accrued Medicare Cap Contractual
	Adjustments
	Six Months Ended		Year Ended
	June 30,		December 31,
	2010		2009
Beginning balance – accrued Medicare cap contractual adjustments	$18,798		$23,719
Medicare cap contractual adjustments	2,860	(1)	4,565	(2)
Medicare cap contractual adjustments – discontinued operations	79	(3)	(79	)(3)
Balances acquired from acquisition	39		—
Payments to Medicare fiscal intermediaries	(8,086)		(9,407)

Ending balance – accrued Medicare cap contractual adjustments	$13,690		$18,798

(1)	Includes additional accrual of $0.3 million and $0.2 million related to the 2008 and 2007 Medicare cap year, respectively.

(2)	Includes an accrual reversal of $1.1 million related to the 2007 Medicare cap year.

(3)	Medicare cap contractual adjustments reclassified to discontinued operations are related to programs we have discontinued and/or sold.

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
     General and administrative expenses for our support center primarily include salaries, payroll taxes and employee benefits for employees located at our support center. These expenses also include our share-based compensation, office lease, professional fees, Merger related costs and other operating costs.
     The following table sets forth the percentage of net patient service revenue represented by the items included in direct hospice care expenses and general and administrative expenses for hospice care for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Direct hospice care expenses:
Salaries, benefits and payroll taxes	36.1%	38.0%	36.7%	38.4%
Pharmaceuticals	4.8	4.8	4.8	4.8
Medical equipment and supplies	4.8	5.4	5.0	5.4
Inpatient costs	2.2	2.1	2.2	2.1
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	7.7	8.1	7.2	7.9

Total	55.6%	58.4%	55.9%	58.6%

General and administrative expenses – hospice care:
Salaries, benefits and payroll taxes	12.3%	13.5%	12.6%	13.5%
Leases	2.5	2.7	2.6	2.7
Other (including insurance, recruiting, travel, telephone and printing)	3.3	3.8	3.4	3.9

Total	18.1%	20.0%	18.6%	20.1%

     The following table sets forth the cost per day of care represented by the items included in direct hospice care expenses and general and administrative expenses for hospice care for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Direct hospice care expenses:
Salaries, benefits and payroll taxes	$55.57	$58.02	$56.56	$58.69
Pharmaceuticals	7.35	7.38	7.36	7.28
Medical equipment and supplies	7.45	8.25	7.69	8.32
Inpatient costs	3.38	3.15	3.32	3.14
Other (including nursing home costs, net, mileage, medical director fees and contracted services)	11.83	12.28	11.31	11.99

Total	$85.58	$89.08	$86.24	$89.42

General and administrative expenses – hospice care:
Salaries, benefits and payroll taxes	$18.97	$20.66	$19.38	$20.60
Leases	3.91	4.09	3.95	4.19
Other (including insurance, recruiting, travel, telephone and printing )	4.98	5.82	5.33	5.90

Total	$27.86	$30.57	$28.66	$30.69

PROVISION FOR INCOME TAXES
     Our provision for income taxes consists of current and deferred federal and state income tax expenses. Our effective tax rate for the three months ended June 30, 2010 and 2009 was 39.0% and 36.2%, respectively. Our effective tax rate for the six months ended June 30, 2010 and 2009 was 38.3% and 36.9%, respectively. The increase in the effective tax rate is related to a higher percentage of taxable earnings due to our increasing income before taxes and a decrease in employment related federal tax credits. We estimate that our effective tax rate for 2010 will be in the range of 38.0% to 38.5%.
RESULTS OF OPERATIONS
     The following table sets forth selected consolidated financial information as a percentage of net patient service revenue for the three and six months ended June 30, 2010 and 2009, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net patient service revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct hospice care	55.6	58.4	55.9	58.6
General and administrative – hospice care	18.1	20.0	18.6	20.1
General and administrative – support center	10.8	9.9	10.0	9.7
Provision for uncollectible accounts	0.5	1.5	0.7	1.4
Depreciation and amortization	1.0	1.1	1.0	0.9

Income from continuing operations before other income (expense)	14.0	9.1	13.8	9.3
Other income (expense), net	(0.8)	(0.9)	(0.8)	(0.9)

Income from continuing operations before provision for income taxes	13.2	8.2	13.0	8.4
Provision for income taxes	5.1	3.0	4.9	3.1

Income from continuing operations	8.1	5.2	8.1	5.3
Loss from discontinued operations, net of income taxes	—	(0.2)	(0.1)	(0.1)

Net income	8.1%	5.0%	8.0%	5.2%
Less: net income attributable to noncontrolling interests	0.2	0.0	0.1	0.1

Net income attributable to Odyssey Stockholders	7.9%	5.0%	7.9%	5.1%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     The following table summarizes and compares our results of operations for the three months ended June 30, 2010 and 2009, respectively:

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change
	(in thousands, except % change)
Net patient service revenue	$176,227	$170,295	$5,932	3.5%
Operating expenses:
Direct hospice care	98,032	99,444	(1,412)	(1.4)%
General and administrative – hospice care	31,913	34,131	(2,218)	(6.5)%
General and administrative – support center	19,110	16,841	2,269	13.5%
Provision for uncollectible accounts	877	2,506	(1,629)	(65.0)%
Depreciation and amortization	1,711	1,801	(90)	(5.0)%

Income from continuing operations before other income (expense)	24,584	15,572	9,012	57.9%
Other income (expense), net	(1,331)	(1,485)	(154)	(10.4)%

Income from continuing operations before provision for income taxes	23,253	14,087	9,166	65.1%
Provision for income taxes	8,975	5,065	3,910	77.2%

Income from continuing operations	14,278	9,022	5,256	58.3%
Loss from discontinued operations, net of income taxes	(71)	(422)	(351)	(83.2)%

Net income	14,207	8,600	5,607	65.2%
Less: Net income attributable to noncontrolling interests	229	81	148	182.7%

Net income attributable to Odyssey Stockholders	$13,978	$8,519	$5,459	64.1%

Net Patient Service Revenue
     Net patient service revenue increased $5.9 million, or 3.5%, to $176.2 million for the three months ended June 30, 2010 from $170.3 million for the three months ended June 30, 2009, primarily due to an increase in the net patient service revenue per day along with an increase in the average daily census (“ADC”). Net patient service revenue per day of care was $153.84 and $152.54 for the three months ended June 30, 2010 and 2009, respectively, which was an increase of $1.30, or 0.9%. This increase was primarily due to overall increases in Medicare payment rates for our hospice services of approximately 1.4% effective on October 1, 2009, which was inclusive of the Medicare hospice wage index adjustment. ADC was 12,588 and 12,268 for the three months ended June 30, 2010 and 2009, respectively, which was an increase of 320, or 2.6%. The Medicare cap contractual adjustment was $1.6 million for the three months ended June 30, 2010 as compared to a credit balance of $1.1 million for the three months ended June 30, 2009. Medicare revenues represented 92.9% and 93.0% of our net patient service revenue for the three months ended June 30, 2010 and 2009, respectively. Medicaid revenues represented 4.0% and 3.9% of our net patient service revenue for the three months ended June 30, 2010 and 2009, respectively.
Direct Hospice Care Expenses
     Direct hospice care expenses decreased $1.4 million, or 1.4%, to $98.0 million for the three months ended June 30, 2010 from $99.4 million for the three months ended June 30, 2009, primarily due to a decrease in salaries, benefits and payroll tax expense related to sites that have been consolidated since January 1, 2009, as well as lower health insurance costs. Salaries, benefits and payroll tax expense decreased $1.1 million, or 1.7%, to $63.7 million for the three months ended June 30, 2010 from $64.8 million for the three months ended June 30, 2009. On a per patient day basis, we experienced a decrease of $3.50, or 3.9%, to $85.58 per patient day for the three months ended June 30, 2010 from $89.08 per patient day for the three months ended June 30, 2009. As a percentage of net patient service revenue, our direct hospice care expenses were 55.6% and 58.4% for the three months ended June 30, 2010 and 2009, respectively.
General and Administrative Expenses – Hospice Care
     General and administrative expenses – hospice care decreased $2.2 million, or 6.5%, to $31.9 million for the three months ended June 30, 2010 from $34.1 million for the three months ended June 30, 2009. Of the $2.2 million decrease, $1.4 million was due to lower employee compensation and benefits costs for non-patient care employees related to sites that have been consolidated since January 1, 2009, as well as lower health insurance costs. On a per patient day basis, we experienced a decrease of $2.71, or 8.9%, to $27.86 per patient day for the three months ended June 30, 2010 from $30.57 per patient day for the three months ended June 30, 2009. As a percentage of net patient service revenue, our general and administrative expenses – hospice care were 18.1% and 20.0% for the three months ended June 30, 2010 and 2009, respectively.
General and Administrative Expenses – Support Center
     General and administrative expenses – support center increased $2.3 million, or 13.5%, to $19.1 million for the three months ended June 30, 2010 from $16.8 million for the three months ended June 30, 2009, primarily due to $2.1 million in transaction costs incurred in connection with the Merger. As a percentage of net patient service revenue, our general and administrative expenses – support center were 10.8% and 9.9% for the three months ended June 30, 2010 and 2009, respectively.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts decreased $1.6 million, or 65.0%, to $0.9 million for the three months ended June 30, 2010 from $2.5 million for the three months ended June 30, 2009. This decrease was primarily related to provisions for VistaCare prepayment reviews recorded during the second quarter of 2009. As a percentage of net patient service revenue, our provision for uncollectible accounts was 0.5% and 1.5% for the three months ended June 30, 2010 and 2009, respectively.
Depreciation and Amortization Expense
     Depreciation and amortization expense decreased $0.1 million, or 5.0%, to $1.7 million for the three months ended June 30, 2010 from $1.8 million for the three months ended June 30, 2009. This decrease was primarily due to certain assets becoming fully depreciated during the quarter. As a percentage of net patient service revenue, depreciation and amortization expense was 1.0% and 1.1% for the three months ended June 30, 2010 and 2009, respectively.
Other Expense
     Other expense decreased $0.2 million, or 10.4%, to $1.3 million for the three months ended June 30, 2010 from $1.5 million for the three months ended June 30, 2009. This decrease was primarily due to a decrease in interest expense which was attributable to a decline in interest rates and lower levels of borrowings during the second quarter of 2010.
Provision for Income Taxes
     Our provision for income taxes increased $3.9 million, or 77.2%, to $9.0 million for the three months ended June 30, 2010 from $5.1 million for the three months ended June 30, 2009 due to higher income from continuing operations before the provision for income taxes. We had an effective income tax rate of 39.0% and 36.2% for the three months ended June 30, 2010 and 2009, respectively. The increase in the effective tax rate is related to a higher percentage of taxable earnings due to our increasing income before taxes and a decrease in employment related federal tax credits.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     The following table summarizes and compares our results of operations for the six months ended June 30, 2010 and 2009, respectively:

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change
	(in thousands, except % change)
Net patient service revenue	$347,723	$337,827	$9,896	2.9%
Operating expenses:
Direct hospice care	194,433	197,899	(3,466)	(1.8)%
General and administrative – hospice care	64,607	67,931	(3,324)	(4.9)%
General and administrative – support center	34,911	32,646	2,265	6.9%
Provision for uncollectible accounts	2,410	4,869	(2,459)	(50.5)%
Depreciation and amortization	3,514	3,001	513	17.1%

Income from continuing operations before other income (expense)	47,848	31,481	16,367	52.0%
Other income (expense), net	(2,702)	(3,204)	(502)	(15.7)%

Income from continuing operations before provision for income taxes	45,146	28,277	16,869	59.7%
Provision for income taxes	17,090	10,347	6,743	65.2%

Income from continuing operations	28,056	17,930	10,126	56.5%
Loss from discontinued operations, net of income taxes	(197)	(475)	(278)	(58.5)%

Net income	27,859	17,455	10,404	59.6%
Less: Net income attributable to noncontrolling interests	482	217	265	122.1%

Net income attributable to Odyssey Stockholders	$27,377	$17,238	$10,139	58.8%

Net Patient Service Revenue
     Net patient service revenue increased $9.9 million, or 2.9%, to $347.7 million for the six months ended June 30, 2010 from $337.8 million for the six months ended June 30, 2009, primarily due to an increase in the net patient service revenue per day along with an increase in the ADC. Net patient service revenue per day of care was $154.23 and $152.65 for the six months ended June 30, 2010 and 2009, respectively, which was an increase of $1.58, or 1.0%. This increase was primarily due to overall increases in Medicare payment rates for our hospice services of approximately 1.4% effective on October 1, 2009, which was inclusive of the Medicare hospice wage index adjustment. ADC was 12,456 and 12,227 for the six months ended June 30, 2010 and 2009, respectively, which was an increase of 229, or 1.9%. The Medicare cap contractual adjustment increased $2.6 million to $2.9 million for the six months ended June 30, 2010 from $0.3 million for the six months ended June 30, 2009. During the first half of 2009, we recorded a positive adjustment of approximately $0.5 million to the Medicare cap contractual related to the 2007 Medicare cap year. In addition, during the first half of 2010, we had a $0.5 million increase in Medicare cap expense relating to the 2008 and 2007 Medicare cap years. Medicare revenues represented 92.9% and 93.0% of our net patient service revenue for the six months ended June 30, 2010 and 2009, respectively. Medicaid revenues represented 4.0% of our net patient service revenue for both the six months ended June 30, 2010 and 2009, respectively.
Direct Hospice Care Expenses
     Direct hospice care expenses decreased $3.5 million, or 1.8%, to $194.4 million for the six months ended June 30, 2010 from $197.9 million for the six months ended June 30, 2009, primarily due to a decrease in salaries, benefits and payroll tax expense related to sites that have been consolidated since January 1, 2009, as well as lower health insurance costs. Salaries, benefits and payroll tax expense decreased $2.4 million, or 1.8%, to $127.5 million for the six months ended June 30, 2010 from $129.9 million for the six months ended June 30, 2009. On a per patient day basis, we experienced a decrease of $3.18, or 3.6%, to $86.24 per patient day for the six months ended June 30, 2010 from $89.42 per patient day for the six months ended June 30, 2009. As a percentage of net patient service revenue, our direct hospice care expenses were 55.9% and 58.6% for the six months ended June 30, 2010 and 2009, respectively.

General and Administrative Expenses – Hospice Care
     General and administrative expenses – hospice care decreased $3.3 million, or 4.9%, to $64.6 million for the six months ended June 30, 2010 from $67.9 million for the six months ended June 30, 2009. Of the $3.3 million decrease, $2.0 million was due to lower employee compensation and benefits costs for non-patient care employees related to sites that have been consolidated since January 1, 2009, as well as lower health insurance costs. In addition, approximately $0.4 million was related to a lease abandonment charge incurred during the first quarter of 2009 as a result of a site consolidation. On a per patient day basis, we experienced a decrease of $2.03, or 6.6%, to $28.66 per patient day for the six months ended June 30, 2010 from $30.69 per patient day for the six months ended June 30, 2009. As a percentage of net patient service revenue, our general and administrative expenses – hospice care were 18.6% and 20.1% for the six months ended June 30, 2010 and 2009, respectively.
General and Administrative Expenses – Support Center
     General and administrative expenses – support center increased $2.3 million, or 6.9%, to $34.9 million for the six months ended June 30, 2010 from $32.6 million for the six months ended June 30, 2009, primarily due to $2.1 million in transaction costs incurred in connection with the Merger. As a percentage of net patient service revenue, our general and administrative expenses – support center were 10.0% and 9.7% for the six months ended June 30, 2010 and 2009, respectively.
Provision for Uncollectible Accounts
     Our provision for uncollectible accounts decreased $2.5 million, or 50.5%, to $2.4 million for the six months ended June 30, 2010 from $4.9 million for the six months ended June 30, 2009. This decrease was primarily related to provisions for Odyssey prepayment reviews recorded during the first quarter of 2009 and VistaCare prepayment reviews recorded during the second quarter of 2009. In addition, the decrease is attributable to significant cash collections during the fourth quarter of 2009. As a percentage of net patient service revenue, our provision for uncollectible accounts was 0.7% and 1.4% for the six months ended June 30, 2010 and 2009, respectively.
Depreciation and Amortization Expense
     Depreciation and amortization expense increased $0.5 million, or 17.1%, to $3.5 million for the six months ended June 30, 2010 from $3.0 million for the six months ended June 30, 2009. This increase was primarily due to an adjustment of depreciation expense of $0.6 million during the first quarter of 2009, related to capitalized computer software costs, partially offset by certain assets becoming fully depreciated. As a percentage of net patient service revenue, depreciation and amortization expense was 1.0% and 0.9% for the six months ended June 30, 2010 and 2009, respectively.
Other Expense
     Other expense decreased $0.5 million, or 15.7%, to $2.7 million for the six months ended June 30, 2010 from $3.2 million for the six months ended June 30, 2009. The $0.5 million decrease was primarily due to a $0.6 million decrease in interest expense, partially offset by a $0.1 million decrease in interest income. The decrease in interest expense was attributable to a decline in interest rates and lower levels of borrowings during the first half of 2010. The decrease in interest income was attributable to a decline in the interest rates being earned on our money market accounts and auction rates securities.
Provision for Income Taxes
     Our provision for income taxes increased $6.8 million, or 65.2%, to $17.1 million for the six months ended June 30, 2010 from $10.3 million for the six months ended June 30, 2009 due to higher income from continuing operations before the provision for income taxes. We had an effective income tax rate of 38.3% and 36.9% for the six months ended June 30, 2010 and 2009, respectively. The increase in the effective tax rate is related to a higher percentage of taxable earnings due to our increasing income before taxes and a decrease in employment related federal tax credits.

LIQUIDITY AND CAPITAL RESOURCES
     Cash and cash equivalents increased $35.9 million, to $164.5 million at June 30, 2010 from $128.6 million at December 31, 2009. As of June 30, 2010, we had working capital of $147.2 million. Our principal liquidity requirements are for debt service, Medicare cap contractual adjustments, working capital, hospice acquisitions, new hospice program and inpatient development, and other capital expenditures. We finance these requirements primarily with existing funds, cash flows from operating activities, borrowings under our credit facility, operating leases and normal trade credit terms.
Operating Activities
     Cash flows provided by operating activities and discontinued operations was $25.6 million and $21.5 million for the six months ended June 30, 2010 and 2009, respectively, and represented net income attributable to Odyssey stockholders, non-cash charges related to depreciation, amortization, share-based compensation and changes in our working capital. The increase in cash provided by operations during the first half of 2010 was attributable to an increase in net income attributable to Odyssey stockholders and us collecting cash on our receivables more quickly during the first half of 2010 as compared to the first half of 2009. Our days sales outstanding, which is a measure of the average number of days that we take to collect our receivables, decreased to 45 days as of June 30, 2010 compared to 57 days as of June 30, 2009. Cash used for operations during the first half of 2010 primarily consisted of cash payments for bonuses, payroll and related benefits that were accrued for at December 31, 2009.
Investing Activities
     Cash provided by investing activities was $10.6 million for the six months ended June 30, 2010 compared to cash used in investing activities of $3.6 million for the same period last year. During the second quarter of 2010, we successfully liquidated all of our ARS at par for $13.0 million. The use of cash in the first half of 2010 and 2009 primarily consisted of purchases of property and equipment and cash paid for acquisitions.
Financing Activities
     Cash used in financing activities was $0.3 million and $3.3 million for the six months ended June 30, 2010 and 2009, respectively. Cash used in financing activities primarily consisted of payments on our credit facility which totaled $4.7 million and $3.2 million for the six months ended June 30, 2010 and 2009, respectively. Cash provided by financing activities during the first half of 2010 was due to $2.5 million in proceeds from the exercise of stock options and a $2.4 million income tax benefit relating to share-based compensation.
     At June 30, 2010, we had a credit agreement with General Electric Capital Corporation and various other lenders that provides us with a $130.0 million term loan (the “Term Loan”) and a $30.0 million revolving line of credit. The Term Loan was primarily used to pay a portion of the purchase price and costs incurred with respect to the acquisition of VistaCare, Inc. (“VistaCare”). The revolving line of credit may be used to fund future acquisitions, working capital, capital expenditures and for general corporate purposes. The borrowing capacity under the revolving line of credit is reduced by any outstanding letters of credit. At June 30, 2010, outstanding letters of credit totaled $9.9 million and are used as collateral for our self-insured insurance policies. As of June 30, 2010, the borrowing capacity under the revolving line of credit was $20.1 million, of which no amounts were drawn.
     Borrowings under the Term Loan and revolving line of credit bear interest at an applicable margin above an Index Rate (based on the higher of the prime rate or 50 basis points over the federal funds rate) or above LIBOR. At both June 30, 2010 and December 31, 2009, the applicable term loan margin and the applicable revolver margin for LIBOR loans were 2.50% and for Index Rate loans were 1.50%. These margins are based on our leverage ratio and can vary from 2.50% to 3.25% for LIBOR loans and 1.50% to 2.25% for Index Rate loans.
     In April 2008, we entered into two interest rate swap agreements that effectively convert a notional amount of $60.0 million of floating rate borrowings to fixed rate borrowings.
     Borrowings outstanding at June 30, 2010 were $110.5 million and carried a weighted-average interest rate of 4.4%, including the effect of the interest rate swaps. At June 30, 2010, $47.3 million of the Term Loan carried interest at LIBOR plus 2.50% (2.85%) while $40.0 million of the Term Loan carried interest at a fixed rate of 5.45% and $20.0 million of the Term Loan carried interest at a fixed rate of 5.92% as a result of interest rate swap agreements. The remaining $3.2 million of the Term Loan carried interest at the Index Rate plus 1.50% (4.75%).

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
     The final installment of the Term Loan will be due on February 28, 2014 and the revolving line of credit will expire on February 28, 2013. The revolving line of credit has an unused facility fee of 0.25% per annum. In connection with the acquisition of VistaCare, all of the subsidiaries of VistaCare (together with us, and certain of our subsidiaries, including VistaCare, the “Odyssey Obligors”) have become guarantors of the obligations under the credit agreement and have granted security interests in substantially all of their existing and after-acquired personal property. The Term Loan and the revolving line of credit are secured by substantially all of the Odyssey Obligors’ existing and after-acquired personal property, including the stock of certain subsidiaries owned by the Odyssey Obligors but not party to the credit agreement. The Odyssey Obligors are subject to affirmative and negative covenants under the credit agreement, including financial covenants consisting of a maximum leverage ratio and a minimum fixed charge coverage ratio. At both June 30, 2010 and December 31, 2009, we were in compliance with our financial covenants. We are subject to mandatory prepayments of principal based on cash proceeds received from the sale of partnership interests and property. During the third quarter of 2009, we paid $1.5 million related to mandatory prepayments of principal, which were based on cash proceeds received from the sale of the Oklahoma City program. In addition, we are subject to an annual excess cash flow requirement, which may result in us having to make additional principal payments on our Term Loan. This amount is calculated and payable at the end of each year based on full year financial results. Based on current and projected financial performance, we anticipate having to make an excess cash flow payment of approximately $20.7 million for the year ending December 31, 2010, which has been classified as a current liability on our consolidated balance sheet as of June 30, 2010. For the year ended December 31, 2009, we were obligated to make an excess cash flow payment of $29.3 million. During the first quarter of 2010, our lenders agreed to waive our required 2009 excess cash flow payment. This waiver allowed us to keep $29.3 million of excess cash on hand to fund our growth. There is no assurance such waiver can be obtained in the future. In the future, we may be required to make additional mandatory prepayments of principal which could be significant.
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
OFF-BALANCE SHEET ARRANGEMENTS
     As of June 30, 2010, we did not have any off-balance sheet arrangements.
RECENT ACCOUNTING PRONOUNCEMENTS
     See note “4. Recent Accounting Pronouncements” included elsewhere in this Quarterly Report on Form 10-Q.
PAYMENT, LEGISLATIVE AND REGULATORY CHANGES
     We are highly dependent on payments from the Medicare and Medicaid programs. 96.9% of our net patient service revenue for both the three and six months ended June 30, 2010 and 2009, consisted of payments, paid primarily on a per diem basis, from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in regulations or other program requirements governing payments or delivery of care for our services could materially adversely affect our net patient service revenue and profitability. Payment rates under the Medicare and Medicaid programs are indexed for inflation annually; however, the increases have historically been less than actual inflation. On October 1, 2009 and 2008, the base Medicare payment rates for hospice care increased by approximately 2.1% and 3.6%, respectively, over the base rates previously in effect. These rates were further adjusted geographically by the hospice wage index. On July 31, 2008, CMS published the final rule that modified the hospice wage index by phasing out over a three year period the BNAF used in computing the hospice wage index. According to the final rule, the phase-out would occur over a three year period beginning on October 1, 2008, with 25% of the phase-out becoming effective on October 1, 2008, 50% becoming effective on October 1, 2009 and the balance on October 1, 2010. As part of the American Recovery and Reinvestment Act of 2009, the implementation of the phase-out of the BNAF was delayed until October 1, 2009. CMS began paying providers the estimated 1.1% increase in hospice rates from October 1, 2008 in the middle of 2009. On July 30, 2009, CMS issued a final rule to update the Medicare hospice wage index and to re-implement the phase-out of the BNAF beginning on October 1, 2009. The phase-out of the BNAF will now occur over a seven year period, 10% in the first year and an additional 15% in each of the following six years. On July 22, 2010 CMS announced that effective October 1, 2010 base payment rates to Medicare participating hospices will increase by approximately 1.8%. This increase includes the effect of the second year phase-out of the BNAF used in computing the hospice wage index. On July 23, 2010 CMS also announced that the Medicare cap amount is $23,875 for the 2010 cap year which is from November 1, 2009 through October 31, 2010.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risks primarily from changes in interest rates. We currently have $110.5 million of debt instruments, of which $60.0 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest rates on our variable rate debt instruments, which are tied to the LIBOR, would affect our earnings and cash flows by $0.5 million (pre-tax) per year.
ITEM 4. CONTROLS AND PROCEDURES
     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010 at the reasonable assurance level.
     There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     On May 5, 2008, we received a letter from the United States Department of Justice (“DOJ”) notifying us that it is conducting an investigation of VistaCare and requesting that we provide certain information and documents related to its investigation of claims submitted by VistaCare to Medicare, Medicaid and TRICARE from January 1, 2003 through March 6, 2008, the date we completed the acquisition of VistaCare. We were informed that the DOJ and the Medicaid Fraud Control Unit of the Texas Attorney General’s Office are reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of VistaCare. The lawsuit was unsealed on October 5, 2009 and an amended complaint was served to us on January 28, 2010. The unsealed amended complaint also contained allegations regarding alleged violations of State laws in the Sates of Indiana, Massachusetts, Nevada, and New Mexico. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at this time. The Texas Attorney General also filed a notice of non-intervention with the court. While these actions should not be viewed as a final assessment by the DOJ or the Texas Attorney General of the merits of this qui tam action, we consider them to be positive developments. We continue to cooperate with the DOJ and the Texas Attorney General in their investigation of VistaCare. Based on the limited information that we have at this time, we cannot predict the outcome of the qui tam lawsuit or the related investigation, the DOJ’s or the Texas Attorney General’s views of the issues being investigated other than the DOJ’s and the Texas Attorney General’s notice declining to intervene in the qui tam action at this time, any actions that the DOJ or the Texas Attorney General may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.
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
     On February 2, 2009, we received a subpoena from the United States Department of Health and Human Services Office of Inspector General (“OIG”) requesting certain documents related to the United States Department of Justice’s (“DOJ”) and the OIG’s investigation of our provision of continuous care services to Medicare patients from January 1, 2004 through February 2, 2009. On September 9, 2009, we received a second subpoena from the OIG requesting medical records for certain Medicare patients who had been provided continuous care services by us during the same time period. We are cooperating with the DOJ and OIG and have complied with the subpoena requests. Based on the preliminary stage of this investigation and the limited information that we have at this time we cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated, any actions that the OIG may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.
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
     We have been named in a collective action lawsuit filed on January 25, 2010, in the United States District Court Southern District of Texas Houston Division by Bobby Blevins, a former employee, alleging failure to pay overtime to a purported class of similarly situated hourly-paid current and former nurse employees. The plaintiff seeks to recover unpaid overtime compensation, damages and attorney fees. We believe that we have complied with all regulations at issue, and intend to vigorously defend against the claims asserted. Because of the early stage of this suit, we cannot at this time estimate an amount or range of potential loss in the event of an unfavorable outcome.
     On February 23, 2010, we received an administrative subpoena for records from the OIG requesting various documents and certain patient records of one of our hospice programs relating to services performed from January 1, 2006 through December 31, 2009. We are cooperating with the OIG and have completed our subpoena production. Because of the preliminary stage of this investigation and the limited information that we have at this time we cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated, any actions that the OIG may take or the impact, if any, that the investigation may have on our business, results of operations, liquidity or capital resources.
     Three lawsuits have been filed in connection with the Merger. The first, filed on May 27, 2010, is captioned Pompano Beach Police & Firefighters’ Retirement System v. Odyssey Healthcare, Inc., et al., Cause No. CC-10-03561-E in the County Court at Law No. 5 in Dallas County, Texas. The second, filed on June 9, 2010, is captioned Eric Hemminger, et al. v. Richard Burnham, et al., Cause No. DC-10-06982, in the 14th Judicial District Court, Dallas County, Texas. The third, filed on July 7, 2010, is captioned Hansen v. Odyssey Healthcare, Inc., et al., Case 3:10-cv-01305-G in the United States District Court for the Northern District of Texas. All three suits name us, the members of our board of directors, Gentiva, and Merger Sub as defendants. All three lawsuits are brought by purported stockholders of ours, both individually and on behalf of a putative class of stockholders, alleging that our board of directors breached its fiduciary duties in connection with the Merger by failing to maximize stockholder value, and that we and Gentiva aided and abetted the purported breaches. The Pompano Beach Police and Firefighters suit seeks additional proxy disclosures regarding the Merger. The petitions each seek equitable relief, including, among other things, to enjoin consummation of the Merger, rescission of the Merger Agreement, and an award of all costs of the action, including reasonable attorneys’ fees. We believe none of the suits has merit.
     From time to time, we may be involved in other litigation and regulatory matters relating to claims that arise in the ordinary course of its business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to us, we do not believe that the resolution of these other litigation and regulatory matters to which we are currently a party will have a material adverse effect on our business, results of operations or liquidity.
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
     It is difficult to predict the full impact of the PPACA due to the law’s complexity and current lack of implementing regulations or interpretive guidance. Furthermore, many of the provisions of the PPACA will not become effective until October 1, 2012 or later and could be delayed or even blocked due to court challenges. Additionally, there may be efforts to repeal or amend the law. Because over 95% of our revenues are derived from government health care programs, principally Medicare and Medicaid, reductions in amounts paid by government programs for our services or changes in regulations or other Medicare or Medicaid requirements governing payments or delivery of care could cause our net patient service revenue and profits to materially decline. See “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – PAYMENT, REGULATORY AND LEGISLATIVE CHANGES”
     Risks Related to the Pending Merger with Gentiva
     Completion of the Merger is subject to various conditions, and the Merger may not occur even if we obtain stockholder approval.
     Consummation of the Merger is subject to customary conditions, including adoption of the Merger Agreement by the Company’s stockholders, the absence of legal restraints and the receipt of requisite antitrust approval. Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Merger Agreement, including, with respect to the Company, customary covenants regarding operation of the business of the Company and its subsidiaries prior to closing.
     As a result of these conditions, and although we have received antitrust approval for the Merger, we cannot assure you that the Merger will be completed even if we obtain stockholder approval. If our stockholders do not approve the adoption of the Merger Agreement or if the Merger is not completed for any other reason, we expect that our current management, under the direction of our Board of Directors, will continue to manage the Company.
     The Merger process could adversely affect our business.
     Our efforts to complete the Merger could cause substantial disruptions in our business, which could have an adverse effect on our financial results. Among other things, uncertainty as to whether a transaction will be completed with Gentiva may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the merger is pending, because employees may experience uncertainty about their future roles with Gentiva.
     Uncertainty as to the Company’s future could adversely affect our business and our relationship with vendors. For example, suppliers, customers and others that deal with the Company could defer decisions concerning the Company, or seek to change existing business relationships with the Company. Further, a substantial amount of the attention of management and employees is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations because matters related to the Merger (including integration planning) require substantial commitments of time and resources.
     The failure to complete the Merger could adversely affect our business.
     We cannot assure you that the Merger will occur by the October 29, 2010 deadline set forth in the Merger Agreement, or at all. For example, an injunction could be granted in any of the pending stockholder lawsuits against the Company (as described elsewhere in this Form 10-Q) preventing the proposed Merger from closing, or the requisite number of holders of our common stock may not approve the proposed Merger at the special meeting of our stockholders.
     If the proposed Merger is not completed, the share price of our common stock will likely fall to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances described in the Merger Agreement, we may be required to pay a termination fee of up to $28.9 million if the Merger Agreement is terminated. Further, the failure of the proposed Merger to be completed may result in negative publicity and/or a negative impression of us in the investment community and may affect our relationship with employees, vendors and other partners in the business community.
     While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
     While the Merger Agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course consistent with past practice (subject to certain exceptions). These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Merger and are generally outside the ordinary course of business, and otherwise have a material adverse effect on our future results of operations or financial condition.
     We are subject to litigation related to the pending Merger.
     Three lawsuits have been filed in connection with the Merger. The first, filed on May 27, 2010, is captioned Pompano Beach Police & Firefighters’ Retirement System v. Odyssey Healthcare, Inc., et al., Cause No. CC-10-03561-E in the County Court at Law No. 5 in Dallas County, Texas. The second, filed on June 9, 2010, is captioned Eric Hemminger, et al. v. Richard Burnham, et al., Cause No. DC-10-06982, in the 14th Judicial District Court, Dallas County, Texas. The third, filed on July 7, 2010, is captioned Hansen v. Odyssey Healthcare, Inc., et al., Case 3:10-cv-01305-G in the United States District Court for the Northern District of Texas. These lawsuits are more fully described in Item 1 (Legal Proceedings) included elsewhere in this Form 10-Q.
     While we believe that the claims made in these lawsuits are without merit and intend to defend such claims vigorously, there can be no assurance that we will prevail in their defense. Further, it is possible that additional claims beyond those that have already been filed will be brought by the current plaintiffs or by others in an effort to enjoin the proposed Merger or seek monetary relief from us. An unfavorable resolution of any such litigation surrounding the proposed Merger could delay or prevent the consummation of the proposed Merger. In addition, the cost to us of defending the litigation, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, dated as of May 23, 2010, among Odyssey HealthCare, Inc. (the “Company”), Gentiva Health Services, Inc. and GTO Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2010)(1)

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

3.3	First Amendment to the Second Amended and Restated Bylaws of Odyssey HealthCare, Inc., effective as of December 20, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on December 21, 2007)

3.4	Second Amendment to the Second Amended and Restated Bylaws of Odyssey HealthCare, Inc., effective as of May 20, 2008, (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 20, 2008)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)

4.2	Rights Agreement dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)

4.3	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.2 hereto))

4.4	First Amendment to the Rights Agreement dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent, dated May 23, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 24, 2010)

10.1†	Third Amendment to Odyssey HealthCare, Inc. 2001 Equity-Based Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC) on May 11, 2010)

31.1*	Certification required by Rule 13a-14(a), dated July 28, 2010, by Robert A. Lefton, Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a), dated July 28, 2010, by R. Dirk Allison, Chief Financial Officer

EXHIBIT
NUMBER	DESCRIPTION

32.1**	Certification required by Rule 13a-14(b), dated July 28, 2010, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

(1)	The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the SEC upon request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY HEALTHCARE, INC.
Date: July 28, 2010	By:	/s/ Robert A. Lefton
Robert A. Lefton
President and Chief Executive Officer

Date: July 28, 2010	By:	/s/ R. Dirk Allison
R. Dirk Allison
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, dated as of May 23, 2010, among Odyssey HealthCare, Inc. (the “Company”), Gentiva Health Services, Inc. and GTO Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2010)(1)

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on September 13, 2001)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on December 8, 2000)

3.3	First Amendment to the Second Amended and Restated Bylaws of Odyssey HealthCare, Inc., effective as of December 20, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on December 21, 2007)

3.4	Second Amendment to the Second Amended and Restated Bylaws of Odyssey HealthCare, Inc., effective as of May 20, 2008, (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 20, 2008)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-51522) as filed with the SEC on August 2, 2001)

4.2	Rights Agreement dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A as filed with the SEC on December 8, 2001)

4.3	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement (Exhibit 4.2 hereto))

4.4	First Amendment to the Rights Agreement dated November 5, 2001, between Odyssey HealthCare, Inc. and Rights Agent, dated May 23, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 24, 2010)

10.1†	Third Amendment to Odyssey HealthCare, Inc. 2001 Equity-Based Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC) on May 11, 2010)

31.1*	Certification required by Rule 13a-14(a), dated July 28, 2010, by Robert A. Lefton, Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a), dated July 28, 2010, by R. Dirk Allison, Chief Financial Officer

EXHIBIT
NUMBER	DESCRIPTION

32.1**	Certification required by Rule 13a-14(b), dated July 28, 2010, by Robert A. Lefton, Chief Executive Officer, and R. Dirk Allison, Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

(1)	The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the SEC upon request.